Form 10-Q
period 2010-09-30
KEYW HOLDING CORP
filed 2010-11-10
CIK 1487101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:           September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number:  001-34891

The KEYW Holding Corporation
(Exact name of registrant as specified in its charter)

Maryland	27-1594952
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1334 Ashton Road, Suite A
Hanover, Maryland	21076
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (443) 270-5300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock ($0.001 par value), as of the latest practicable date, October 31, 2010 is 25,239,140.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars shown in 000’s except share amounts)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,259	$7,333
Receivables, net	21,844	9,409
Inventories	4,635	4,334
Prepaid expenses	1,378	1,240
Income tax receivable	223	223
Total current assets	29,339	22,539

Property and equipment, net	2,858	1,430
Goodwill	92,045	34,927
Other intangibles, net	14,114	6,314
Deferred tax asset	1,892	1,892
Other assets	191	28
TOTAL ASSETS	$140,439	$67,130

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,539	$442
Accrued expenses	1,615	435
Accrued salaries & wages	4,721	2,214
Revolver	10,500	-
Short-term subordinated debt	11,001	-
Deferred income taxes	83	83
Total current liabilities	32,459	3,174
Long-term liabilities:
Long-term subordinated debt	8,672	-
Non-current deferred tax liability	8,613	1,564
Other non-current liabilities	141	53
Accrued earn-out	10,000	-
TOTAL LIABILITIES	59,885	4,791

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 15,537,198 and 14,187,520 issued and outstanding	16	14
Additional paid-in capital	74,969	66,504
Retained earnings/(Accumulated deficit)	5,569	(4,179)
Total stockholders' equity	80,554	62,339

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$140,439	$67,130

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars shown in 000’s except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Services	$25,227	$8,212	$67,926	$22,468
Products	3,765	1,846	10,725	4,474
Total	28,992	10,058	78,651	26,942

Cost of Revenue
Services	18,243	6,090	49,377	16,513
Products	2,317	1,578	6,254	3,188
Total	20,560	7,668	55,631	19,701

Gross Profit
Services	6,984	2,122	18,549	5,955
Products	1,448	268	4,471	1,286
Total	8,432	2,390	23,020	7,241

Operating expenses	7,028	4,307	18,648	8,046
Intangible amortization expense	1,693	520	4,454	1,461
Loss from operations	(289)	(2,437)	(82)	(2,266)

Interest Expense(income), net	1,005	-	1,677	(100)
Other non-operating (income)expense, net	(8,765)	(76)	(18,373)	872
Total non-operating (income)expense, net	(7,760)	(76)	(16,696)	772

Income(Loss) before provision for income taxes	7,471	(2,361)	16,614	(3,038)

Income tax (expense)benefit	(3,063)	652	(6,866)	546

Net Income(Loss)	$4,408	$(1,709)	$9,748	$(2,492)

Weighted average common shares outstanding:
Basic	15,531,332	13,940,176	15,174,140	13,023,080
Fully Diluted	18,443,699	13,940,176	18,176,841	13,023,080

Basic and diluted earnings per share
Basic	$0.28	$(0.12)	$0.64	$(0.19)
Fully Diluted	$0.24	$(0.12)	$0.54	$(0.19)

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity (unaudited)
(Dollars shown in 000’s except share amounts)

	Common Stock			Retained
	Shares	Amount	APIC	Earnings	Total

Balance as of December 31, 2009	14,187,520	$14	$66,504	$(4,179)	$62,339

Net income				9,748	9,748
Warrant exercise	1,022,728	1	4,499		4,500
Option exercise	250	0	1		1
Restricted stock forfeitures	(800)	(0)			(0)
Warrants issued in conjunction with sub-debt		-	585		585
Stock issued as part of the Insight acquisition	250,000	0	2,312		2,312
Stock based compensation	77,500	0	1,068		1,068

Balance as of September 30, 2010	15,537,198	$16	$74,969	$5,569	$80,554

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollars shown in 000’s except share amounts)

	September 30,	September 30,
	2010	2009
	(unaudited)	(unaudited)
Net income	$9,748	$(2,492)
Adjustments to reconcile net loss to net
Cash used in operating activities
Stock compensation	1,068	127
Depreciation/Amortization	4,988	1,675
Warrant accounting	-	823
Loss on disposal of equipment	10	-
Non-cash interest expense	1,006	-
Non-cash impact of TAG earn-out reduction	(17,750)	-
Deferred taxes	7,049	370
Decrease (increase) in balance sheet items
Receivables	(6,333)	(3,186)
Inventory	(301)	(1,983)
Prepaid expenses	(542)	(285)
Accounts payable	(1,284)	56
Accrued expenses	2,114	1,443
Other balance sheet changes	(126)	(866)
Net cash used in operations	(353)	(4,318)

Cash flows from investing activities
Acquisitions, net of cash acquired	(27,629)	(3,241)
Purchase of property and equipment	(1,470)	(937)
Proceeds from the sale of equipment	128	4
Net cash used in investing activities	(28,971)	(4,174)

Cash flows from financing activities
Proceeds from stock issuances	-	29,397
Proceeds from revolver	18,100	-
Repayments of revolver	(7,600)	-
Proceeds from subordinated debt	8,250	-
Proceeds from warrant exercise	4,500	-
Net cash provided by financing activities	23,250	29,397

Net decrease in cash and cash equivalents	(6,074)	20,905
Cash and cash equivalents at beginning of period	7,333	5,397
Cash and cash equivalents at end of period	$1,259	$26,302

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
(Dollars shown in 000’s except share and per share amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We prepared our interim consolidated condensed financial statements that accompany these notes in conformity with accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. Certain information and note disclosures normally included in the annual financial statements have been condensed or omitted pursuant to those instructions. This interim information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2009, contained in our prospectus dated September 30, 2010 and filed with the Securities and Exchange Commission on October 1, 2010 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

Corporate Organization

The KEYW Holding Corporation (“Holdco”) was incorporated in Maryland in December 2009.  Holdco is a holding company and conducts its operations through The KEYW Corporation (“Opco”) and its subsidiaries.  Opco was incorporated in Maryland in May 2008 and began operations on August 4, 2008.  Opco became Holdco’s wholly-owned subsidiary on December 29, 2009 as part of a corporate reorganization (the “Reorganization”).  References to the “Company”, “KEYW”, “we”, “us”, or “our” refer to Opco and its subsidiaries for any period prior to December 29, 2009 and to Holdco and its subsidiaries as of and after December 29, 2009.

Pursuant to the Reorganization, all of the capital stock, options, and warrants of Opco were exchanged for an equal number of shares of capital stock, options, and warrants of Holdco, having substantially identical terms as the Opco instruments, except that certain terms of the Opco warrants were modified in the Reorganization when exchanged for replacement Holdco warrants so that the warrants would no longer be classified as liability instruments under current accounting guidance.

We support the Intelligence Community’s (“IC”) transformation to Cyber Age mission and operations by providing agile solutions that offer both flexibility and scalability to the ICs’ most challenging and highly classified problems.  We provide a full range of engineering services as well as fully integrated platforms that support the entire intelligence process, including collection, analysis, processing and impact (synthesis of actionable information).  Our platforms include products that we manufacture, as well as hardware and software that we integrate using the engineering services of our highly skilled and cleared workforce.

We have acquired seven businesses or operating entities since our inception including S&H Enterprises of Central Maryland, Inc. (“S&H”) on September 2, 2008, Integrated Computer Concepts, Incorporated (“ICCI”) and its wholly owned subsidiary Coreservlets.com on September 30, 2008, the majority of assets from Embedded Systems Design, Inc. on July 23, 2009, the government contracting assets of Leading Edge Design & Systems, Inc. (“LEDS”) on October 29, 2009, the assets of the Systems Engineering and Technical Assistance unit that supports the National Reconnaissance Office from General Dynamics Advanced Information Systems, Inc. on December 8, 2009, The Analysis Group, LLC (“TAG”) on February 22, 2010, and Insight Information Technology, LLC (“IIT”) on March 15, 2010.  See Note 2 for additional information on these acquisitions.

Principles of Consolidation

The consolidated financial statements include the transactions of Holdco, Opco, and its wholly owned subsidiaries, ICCI, S&H, TAG and IIT from the date of their acquisition.  All intercompany accounts and transactions have been eliminated.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
(Dollars shown in 000’s except share and per share amounts)

Revenue Recognition

We derive the majority of our revenue from time-and-materials, firm-fixed-price, cost-plus-fixed-fee, and cost-plus-award-fee contracts. Prior to our acquisitions in late 2009, our revenue did not include any cost-plus type of work.  Revenues from cost reimbursable contracts are recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost reimbursable contracts, we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as prior award experience and communications with the client regarding performance. For cost reimbursable contracts with performance-based fee incentives, we recognize the relevant portion of the fee upon customer approval. For time-and-materials contracts, revenue is recognized to the extent of billable rates times hours delivered plus materials and other reimbursable costs incurred. For fixed-price production contracts, revenue and cost are recognized at a rate per unit as the units are delivered or by other methods to measure services provided. This method of accounting requires estimating the total revenues and total contract cost of the contract. During the performance of contracts, these estimates are periodically reviewed and revisions are made as required. The impact on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses on such contracts. Estimated losses on contracts at completion are recognized when identified.

Contract revenue recognition inherently involves estimation. Examples of estimates include the contemplated level of effort to accomplish the tasks under the contract, the cost of the effort, and an ongoing assessment of our progress toward completing the contract. From time to time, as part of our management processes, facts develop that require us to revise our estimated total costs or revenue. To the extent that a revised estimate affects contract profit or revenue previously recognized, we record the cumulative effect of the revision in the period in which the facts requiring the revision become known.

In certain circumstances, and based on correspondence with the end customer, management authorizes work to commence or to continue on a contract option, addition or amendment prior to the signing of formal modifications or amendments. We recognize revenue to the extent it is probable that the formal modifications or amendments will be finalized in a timely manner and that it is probable that the revenue recognized will be collected.

Cost of Revenues

Cost of revenues consists primarily of compensation expenses for program personnel, the fringe benefits associated with this compensation and other direct expenses incurred to complete programs, including cost of materials and subcontract efforts.

Inventories

Our inventory consists of work in process and finished goods.  Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Our inventory consists of specialty products that we manufacture on a limited quantity basis for our customers.  We manufacture at quantity levels that are projected to be sold in the six month period following production.  The Company has not had any products sold below their standard pricing less applicable volume discounts.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Invoice terms range from net 10 days to net 30 days.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance (allowance for doubtful accounts) based on its assessment of the current status of individual accounts.  Balances that are still outstanding after management has used reasonable collection efforts are written-off through a charge to the valuation allowance and a credit to accounts receivable.  Currently there is no valuation allowance as the Company believes all of its accounts receivable are fully collectible.

Prepaid Expenses

Prepaid expenses generally consist of amounts paid in advance for rent, insurance and advanced payments to suppliers for materials purchases.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
(Dollars shown in 000’s except share and per share amounts)

Property and Equipment

All property and equipment are stated at acquisition cost or in the case of self-constructed assets, the cost of labor and a reasonable allocation of overhead costs (no general and administrative costs are included).  The cost of maintenance and repairs, which do not significantly improve or extend the life of the respective assets, are charged to operations as incurred.

Provisions for depreciation and amortization are computed on a straight-line method over the estimated useful lives of between 3 and 7 years.

Long-Lived Assets (Excluding Goodwill)

The Company follows the provisions of FASB ASC topic 360-10-35, Impairment or Disposal of Long-Lived Assets in accounting for long-lived assets such as property and equipment and intangible assets subject to amortization. The guidance requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment assessment is undertaken if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived asset being evaluated. Impairment losses are measured as the difference between the carrying value of long-lived assets and their fair market value based on discounted cash flows of the related assets.  Impairment losses are treated as permanent reductions in the carrying amount of the assets.  The Company has not recorded any impairments since inception.

Goodwill

Purchase price in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. In accordance with FASB ASC Topic 350-20, Goodwill, the Company tests for impairment at least annually, using a two-step approach. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The Company operates as a single reporting unit. The fair value of the reporting unit is estimated using a market capitalization approach. If the carrying amount of the unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company performed the test during the fourth quarter of fiscal year 2009 and found no impairment to the carrying value of goodwill.  Management has concluded that there have been no events subsequent to the impairment test that would indicate an impairment of goodwill.

Intangibles

Intangible assets consist of the value of customer related intangibles acquired in various acquisitions. Intangible assets are amortized on a straight line basis over their estimated useful lives unless the pattern of usage of the benefits indicates an alternative method is more representative. The useful lives of the intangibles range from one to seven years.

Concentrations of Credit Risk

We maintain cash balances that, at times, during the periods ended September 30, 2010 and December 31, 2009 exceeded the federally insured limit on a per financial institution basis of $250.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to cash.  In addition, we have credit risk associated with our receivables that arise in the ordinary course of business.  In excess of 90% of our contracts are issued by the U.S. Government and any disruption to cash payments from our end customer could put the Company at risk.

Use of Estimates

Management uses estimates and assumptions in preparing these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could vary from the estimates that were used.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
(Dollars shown in 000’s except share and per share amounts)

Cash and Cash Equivalents

We consider all highly liquid investments purchased with expected original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The balance sheet includes various financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable, and debt instruments including a line of credit and subordinated debt.  The fair values of these instruments approximate the carrying values due to the short maturity of these instruments.

Research and Development

Internally funded research and development expenses are expensed as incurred and are included in cost of operations in the accompanying consolidated statement of operations. In accordance with FASB ASC Topic 730 — Research and Development, such costs consist primarily of payroll, material, subcontractor and an allocation of overhead costs related to product development. Research and development costs totaled $167 and $84 for the three months ended September 30, 2010 and September 30, 2009, respectively.  Research and development costs totaled $408 and $647 for the nine months September 30, 2010 and September 30, 2009, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enacted date.  We will establish a valuation allowance if we determine that it is more likely than not that a deferred tax asset will not be realized.

For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.  The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation.  Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management.  No such adjustments were recorded as of September 30, 2010 or December 31, 2009.

Earnings Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the diluted weighted average common shares, which reflects the potential dilution of stock options, warrants, and contingently issuable shares that could share in our income if the securities were exercised.

Outstanding options and warrants of 6,184,181 at September 30, 2010 were included in the computation of fully diluted net income per share.  There were no anti-dilutive common stock equivalents at September 30, 2010.

As of 9/30/10	Shares	Price Range
Warrants	4,813,806	$4.00 - $9.25
Options	1,370,375	$5.00 - $10.00
Total	6,184,181

Outstanding options and warrants of 5,886,534 at September 30, 2009 were not included in the computation of fully diluted net income per share because their effect would be anti-dilutive as the Company was operating at a loss.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
(Dollars shown in 000’s except share and per share amounts)

As of 9/30/09	Shares	Price Range
Warrants	5,621,534	$4.00 - $5.50
Options	265,000	$5.00 - $5.50
Total	5,886,534

Stock Based Compensation

As discussed in Note 10, the Company adopted a new stock option plan in December 2009 in conjunction with the Reorganization.  The Company had originally adopted a stock option plan in 2008.  The Company applies the fair value method that requires all share-based payments to employees and non-employee directors, including grants of employee stock options, be expensed over their requisite service period based on their fair value at the grant date, using a prescribed option-pricing model.  We use the Black-Scholes option pricing model to value share-based payments.  Compensation expense related to share-based awards is recognized on an accelerated basis.  The expense recognized is based on the straight-line amortization of each individually vesting piece of a grant.  A grant that vests equally over three years would expense all of the first year vesting in the first twelve months, the second vesting would be expensed over twenty four months and the third tranche would be expensed over thirty six months.  The calculated expense is required to be based upon awards that ultimately vest and we have accordingly, reduced the expense by estimated forfeitures.

The following assumptions were used for option grants during the periods ended September 30, 2010 and September 30, 2009.

Dividend Yield — The Company has never declared or paid dividends on its common stock and has no plans to do so in the foreseeable future.

Risk-Free Interest Rate — Risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term approximating the expected life of the option term assumed at the date of grant.

Expected Volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The expected volatility is based on the historical volatility of existing comparable public companies for a period that approximates the estimated life of the options.

Expected Term of the Options — This is the period of time that the options granted are expected to remain unexercised. The Company estimates the expected life of the option term based on the expected tenure of employees and historical experience.

Forfeiture Rate — The Company estimates the percentage of options granted that are expected to be forfeited or canceled on an annual basis before stock options become fully vested. The Company uses the forfeiture rate that is a blend of past turnover data and a projection of expected results over the following twelve month period based on projected levels of operations and headcount levels at various classification levels with the Company.

Segment Reporting

ASC Section 280, Segment Reporting, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. The guidance also establishes standards for related disclosures about products and services, geographic areas and major customers. Management has concluded that the Company operates in one segment based upon the information used by management in evaluating the performance of its business and allocating resources and capital.

Recently Issued Accounting Pronouncements

In the first quarter of 2010, we adopted new standards for determining whether to consolidate a variable interest entity. These new standards eliminated a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. The adoption of these new standards did not impact our consolidated statements of operations or balance sheets.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
(Dollars shown in 000’s except share and per share amounts)

In June 2009, the FASB issued an amendment, which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under this guidance, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This amendment is effective for fiscal years beginning after November 15, 2009. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations, or cash flows.

In October 2009, the FASB revised the accounting guidance for revenue arrangements with multiple deliverables. The revision: (1) removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (2) provides a hierarchy that entities must use to estimate the selling price, (3) eliminates the use of the residual method for allocation, and (4) expands the ongoing disclosure requirements. This guidance is effective for the Company beginning January 1, 2011 and can be applied prospectively or retrospectively. The Company does not believe that this guidance will have a material impact on its financial statements.

In September, 2009, the FASB issued Accounting Standards Update ASU 2009-14, Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force, to amend the existing revenue recognition guidance.   ASU 2009-14 amends the scope of ASC 985, Software, 605, “Revenue Recognition” (formerly AICPA Statement of Position 97-2, Software Revenue Recognition), to exclude certain tangible products and related deliverables that contain embedded software from the scope of this guidance. Instead, the excluded products and related deliverables must be evaluated for separation, measurement, and allocation under the guidance of ASC 605-25, as amended by ASU 2009-13.  The amended guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. An entity may elect retrospective application to all revenue arrangements for all periods presented using the guidance in ASC 250, Accounting Changes and Error Corrections. Entities must adopt the amendments resulting from both of these ASUs in the same period using the same transition method, where applicable. Management is reviewing ASU 2009-14 for applicability to the Company’s revenue recognition policies.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” (“ASU 2010-06”) to amend topic ASC 820 “Fair Value Measurements and Disclosures,” by improving disclosure requirements in order to increase transparency in financial reporting. ASU 2010-06 requires that an entity disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers. Furthermore, an entity should present information about purchases, sales, issuances, and settlements for Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures for the level of disaggregation and disclosures about input and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements for the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-06, with regards to the disclosures on transfers did not have a material impact on the Company’s condensed consolidated financial statements.

2.	ACQUISITIONS

The Company has completed seven acquisitions since it began operations in August 2008.  The acquisitions were done to increase the Company’s skill sets and to create sufficient critical mass to be able to obtain prime contracts.  All of the acquisitions resulted in the Company recording goodwill and other intangibles.  The goodwill was a result of the acquisitions’ focus on acquiring cleared personnel to expand our presence with our main customer.  The value of the cleared personnel is what caused the majority of the goodwill from the transaction and drove much of the purchase price.  Several of the acquisitions involved the issuance of Company stock.  The stock issuance price was determined by negotiation between the parties.  The transaction costs expensed for the completed acquisitions totaled $863.

Details of the five acquisitions completed since January 1, 2009 are outlined below:

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
(Dollars shown in 000’s except share and per share amounts)

Embedded Systems Design, Inc.

On July 23, 2009, KEYW acquired the majority of the assets of Embedded Systems Design, Inc. (“ESD”) under an asset purchase agreement for a total purchase price of approximately $3.4 million in cash and 135,052 shares valued at $5.50 per share.  As a result of this transaction, the Company recorded $1.2 million in intangible assets primarily related to the value of contracts acquired that have an estimated useful life of five years.   The goodwill is not amortizable for financial reporting but is amortizable for income tax purposes over fifteen years.

ESD’s capabilities include system and software engineering, hardware and firmware engineering, and Field Programmable Gate Array design solutions.  The Company acquired 25 employees, most of whom have U.S. Government security clearances.

Leading Edge Design & Systems, Inc.

On October 29, 2009, KEYW acquired the government contracting assets of Leading Edge Design & Systems, Inc. (“LEDS”) under an asset purchase agreement for a total purchase price of approximately $8.0 million in cash.  This purchase price includes several performance criteria including retention of the acquired employees for specified terms.  Should employees not be retained by KEYW for those specified times, the purchase price will be reduced.  As of September 30, 2010, the Company has recognized $600 of non-operating income as a result of three employees originating from the LEDS acquisition that were terminated.  As a result of this acquisition, the Company has recorded $1.0 million in intangibles related to the value of the acquired contracts that have an estimated useful life of three years.   The goodwill is not amortizable for financial reporting but is amortizable for income tax purposes over fifteen years.

The LEDS team has been a highly valued provider of development, implementation and integration of large-scale, end-to-end solutions for the intelligence community for many years.  The Company acquired 28 employees and subcontractors most of which have U.S. Government security clearances.

General Dynamics Advanced Information Systems, Inc.

On December 8, 2009, KEYW acquired certain assets of the Systems Engineering and Technical Assistance unit of General Dynamics Advanced Information Systems, Inc. (“Recon”) under an asset purchase agreement for a total purchase price of $7.5 million in cash.  As a result of this acquisition, the Company has recorded $0.9 million of intangibles exclusively related to the value of contracts acquired that have an estimated useful life of three years.  The goodwill is not amortizable for financial reporting but is amortizable for income tax purposes over fifteen years.

This team has been involved with software and programmatic support for many years and has built a trusted reputation with their client.  The Company acquired 65 employees and subcontractors, all of whom have U.S. Government security clearances.

The Analysis Group, LLC

On February 22, 2010, the Company acquired all of the ownership interests of the principals of The Analysis Group, LLC (“TAG”) in exchange for approximately $34.65 million in cash and debt and an earn-out of up to 3 million common shares of the Company’s stock.  The Company paid $23 million in cash and gave the sellers two notes for $3.4 million and $7.6 million at closing.  The first note represents the escrow for the transaction and bears an annual interest rate of 3%.  The second note bears an interest rate of 8%.  Both notes are due the earlier of February 28, 2011 or within seven days of an initial public offering completed by the Company.  The Company has recorded $10,457 of intangibles exclusively related to the value of contracts acquired that have an estimated useful life of 3 years.  The goodwill is not amortizable for financial reporting but is amortizable for income tax purposes over fifteen years.

The earn-out shares are contingent upon achieving certain average revenue and margin thresholds for calendar years 2010 and 2011.  Should total revenue exceed approximately $135 million and gross margins exceed 20% for the two year period, additional cash will be paid to the sellers in a predetermined formula based on those two measuring criteria.  The Company is accounting for the contingent earn-out shares under the liability method, which requires the contingency shares to be revalued at each balance sheet date to the fair market value of the stock.  The contingent shares were recorded at a $9.25 per share value at acquisition.  The total potential value of the transaction was approximately $61 million.  In June 2010, the Company reduced the amount of the accrued earn-out to 2 million common shares based on the operating results and current forecast for TAG and relative expected performance to the earn-out targets.  As a result of the adjustment, the Company recognized $9,250 of non-operating income.  In September 2010, the Company reduced the amount of the accrued earn-out to 1 million common shares based on the operating results and current forecast for TAG and relative expected performance to the earn-out targets.  As a result of the adjustment, the Company recognized an additional $9,250 of non-operating income.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
(Dollars shown in 000’s except share and per share amounts)

In connection with the completion of the Company’s initial public offering, the Company repaid both of the TAG seller notes in October 2010, and the approximately $3.4 million due under the escrow note was placed in escrow to be held until February 2011 to satisfy indemnity claims against the Sellers.

TAG has distinguished itself as a provider of high performance solutions to the Department of Defense, particularly Air Force Intelligence, and to the National Security community in general. The Company acquired approximately 65 employees, most of whom have U.S. government clearances.

Insight Information Technology, LLC

On March 12, 2010, the Company acquired all of the ownership interests of the principal of Insight Information Technology, LLC (“IIT”) for $8.2 million and 250,000 shares of KEYW common stock valued at $9.25 per share for a total purchase price of approximately $10.6 million.  The Company has recorded $1,897 of intangibles exclusively related to acquired contracts and trade name that have an estimated useful life of 3 years.  The goodwill is not amortizable for financial reporting but is amortizable for income tax purposes over fifteen years.

IIT is a customer-focused information technology and professional services firm that specializes in the support of design, development, and delivery of state-of-the-art technology solutions, systems engineering and management consulting services.  The Company acquired approximately 36 employees, most of whom have U.S. government clearances.

The total purchase price paid for the acquisitions described above have been allocated as follows:

	TAG	IIT	ESD	LEDS	Recon
Cash	$1,178	$178	$-	$-	$-
Current assets, net of cash acquired	7,622	697	65	14	-
Fixed assets	18	60	11	25	-
Intangibles	10,457	1,779	1,229	1,019	925
Goodwill	48,937	8,181	2,933	7,135	6,575
Total Assets Acquired	68,212	10,895	4,238	8,193	7,500

Current liabilities	6,447	338	121	139	-
Long-term obligations	27,764	-	-	-	-
Total Liabilities Assumed	34,211	338	121	139	-

Net Assets Acquired	$34,001	$10,557	$4,117	$8,054	$7,500

Net Cash Paid	23,000	8,244	3,374	8,054	7,500
Debt Issued to Sellers	11,001	-	-	-	-
Equity Issued	-	2,313	743	-	-

All acquisitions were accounted for using the acquisition method of accounting.  Results of operations for each acquired entity are included in the consolidated financial statements from the date of each acquisition.  Each of the acquisitions outlined above complements the Company’s strategic plan to expand its classified intelligence offerings into the national security marketplace. These acquisitions provide the Company with access to key customers, security clearances and technical expertise.  As a result of these factors, the Company was willing to pay a purchase price that resulted in recording goodwill as part of the purchase price allocation.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
(Dollars shown in 000’s except share and per share amounts)

The tables below summarize the unaudited pro forma income statements for the first nine months of 2010 and 2009 and the third quarter of 2009 assuming these acquisitions had been completed on the first day of the year.  There is no pro forma presentation for the third quarter of 2010 as no acquisitions occurred during that quarter.  These pro forma statements do not include any adjustments that may have resulted for synergies between the acquisitions or for amortization of intangibles other than during the period the acquired entities were part of the Company.  The Recon numbers represent the revenues and direct expenses for the acquired contracts.  The 2010 activity for TAG and Insight includes the financial activity in 2010 prior to acquisition.

	2009							2010
Third Quarter	LEDS	Recon	TAG	Insight	KEYW	ADJ	Total	Total
Revenue	1,776	3,429	10,547	1,386	10,058	-	27,196	28,992
COGS	849	3,275	9,039	1,029	7,668	-	21,860	20,560
Gross profit	927	154	1,508	357	2,390	-	5,336	8,432
Operating expenses	785	-	887	162	4,827	1,154	7,815	8,721
Operating income	142	154	621	195	(2,437)	(1,154)	(2,479)	(289)
Non-operating expense(income)	-	-	(13)	-	(76)	625	536	(7,760)
Income(loss) before taxes	142	154	634	195	(2,361)	(1,779)	(3,015)	7,471
Tax expense(benefit)	-	-			(652)	-	(652)	3,063
Net income(loss)	142	154	634	195	(1,709)	(1,779)	(2,363)	4,408

	2010 YTD
	TAG	Insight	KEYW	ADJ	Total
Revenue	3,854	1,066	78,651	-	83,571
COGS	3,227	904	55,631	-	59,762
Gross profit	627	162	23,020	-	23,809
Operating expenses	720	204	23,102	850	24,876
Operating income	(93)	(42)	(82)	(850)	(1,067)
Non-operating (income)expense	(5)	-	(16,696)	500	(16,201)
(Loss)income before taxes	(88)	(42)	16,614	(1,350)	15,134
Tax expense	-	-	6,866	-	6,866
Net (loss)income	(88)	(42)	9,748	(1,350)	8,268

	2009 YTD
	LEDS	ESD	Recon	TAG	Insight	KEYW	ADJ	Total
Revenue	5,525	3,513	11,311	39,482	3,683	26,942	-	90,456
COGS	2,639	2,068	10,474	33,185	2,702	19,701	-	70,769
Gross profit	2,886	1,445	837	6,297	981	7,241	-	19,687
Operating expenses	2,405	1,167	-	3,177	590	9,507	3,462	20,308
Operating income	481	278	837	3,120	391	(2,266)	(3,462)	(621)
Non-operating expense(income)	-	27	-	(28)	(1)	772	1,875	2,645
Income(loss) before taxes	481	251	837	3,148	392	(3,038)	(5,337)	(3,266)
Tax benefit	-	-	-	-	-	(546)	-	(546)
Net income(loss)	481	251	837	3,148	392	(2,492)	(5,337)	(2,720)

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
(Dollars shown in 000’s except share and per share amounts)

3.	FAIR VALUE MEASUREMENTS

We group financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1	Valuations for assets and liabilities traded in active exchange markets. Valuations are obtained from available pricing sources for market transactions involving identical assets or liabilities.

Level 2
Valuations for assets and liabilities traded in less active dealer or broker markets.  Valuations are obtained from third party pricing services for identical or comparable assets or liabilities which use observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

At September 30, 2010, the Company valued its outstanding contingent shares from the TAG acquisition at the market value of our stock as a Level 1 liability.  For valuation purposes, we used the share price for our Initial Public Offering that priced on September 30, 2010.  The Company reduced the total number of shares expected to be earned under the TAG purchase agreement to 2 million shares from 3 million shares in June 2010 based on current operating results and expected performance to the earn-out targets.  As the earn-out is accounted for under the liability method, the Company recognized a pre-tax gain of $9,250 during the second quarter of 2010.  The Company further reduced the total number of shares expected to be earned under the TAG purchase agreement to 1 million shares at September 30, 2010.  As a result, the Company recognized a gain of $9,250 during the third quarter from the reduction in shares in the accrued earn-out.  Further, the Company adjusted the remaining shares subject to earn-out to the $10 initial public offering price at September 30, 2010.  This created a loss of $750 for the third quarter.  The net result in the income statement for the third quarter of 2010 is a gain of $8,500.

The Company did not have any financial assets or liabilities that were subject to valuation at December 31, 2009.

4.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30,	December 31,
	2010	2009
Accounts Receivable
Billed AR	$21,256	$5,068
Unbilled AR	459	4,341
Other	129	-
Total AR	$21,844	$9,409

Unbilled amounts represent revenue recognized which could not be billed by the period end based on contract terms.  All of the unbilled amounts were billed subsequent to period end.  Retainages typically exist at the end of a project and/or if there is a disputed item on an invoice received by a customer.  At September 30, 2010 and December 31, 2009, retained amounts are insignificant and are expected to be collected subsequent to the balance sheet date.

Management does not currently have an allowance for doubtful accounts recorded because management believes that all of the accounts receivable are fully collectible.

Most of the Company’s revenues are derived from contracts with the U.S. Government, in which we are either the prime contractor or a subcontractor, depending on the award.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
(Dollars shown in 000’s except share and per share amounts)

5.	INVENTORIES

Inventories at September 30, 2010 and December 31, 2009, consisted of work in process at various stages of production and finished goods. This inventory, which consists primarily of mobile communications devices, is valued at the lower of cost (as calculated using the weighted average method) or market.  The cost of the work in process consists of materials put into production, the cost of labor and an allocation of overhead costs.  We determined that no reserve for obsolescence or other consideration was necessary for the inventory.

6.	PREPAID EXPENSES

Prepaids at September 30, 2010 and December 31, 2009 primarily consist of prepaid insurance, rent and professional fees.  Prepaids at December 31, 2009 also had approximately $672 of machinery purchases that were made in 2009 due to incentives offered by the manufacturer for prepayment.  This equipment was delivered in early 2010.

7.	PROPERTY AND EQUIPMENT

Property and equipment are as follows:

	September 30,	December 31,
Property & Equipment	2010	2009
Buildings & Improvements	$362	$123
Manufacturing Equipment	1,251	430
Office Equipment	2,108	1,210
Total	$3,721	$1,763
Accumulated Depreciation	(863)	(333)
Property & Equipment, net	$2,858	$1,430

Depreciation expense charged to operations was $534 and $21 for the nine months ended September 30, 2010 and September 30, 2009 and was $213 and $92 for the three month periods ended September 30, 2010 and September 30, 2009, respectively.

8.	AMORTIZATION OF INTANGIBLE ASSETS

The following values and amortization lives were assigned to intangible assets (other than goodwill) for the acquisitions noted below:

			September 30,
			2010
		Gross Book	Net Book	Accumulated	Useful life
Acquisition	Intangible	Value	Value	Amortization	In years
S&H	Contracts -Fixed Price Level of Effort	1,606	937	669	7
S&H	Proposed New business	3	-	3	2
ICCI	Contracts -Fixed Price Level of Effort	1,181	686	495	5
ICCI	Contracts -T&M and IDIQ	3,018	704	2,314	6
ESD	Contracts	1,207	919	288	5
ESD	New Business & Non-compete	22	-	22	1
LEDS	Contracts	1,019	509	510	3
GD	Contracts	925	536	389	3
TAG	Contracts	10,457	8,350	2,107	3
IIT	Contracts	1,615	1,323	292	3
IIT	Tradename	182	149	33	3
			14,114

The Company recorded amortization expense of $4,454 and $1,461 for the nine months ended September 30, 2010 and 2009 and $1,693 and $520 for the three month periods ended September 30, 2010 and September 30, 2009, respectively.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
(Dollars shown in 000’s except share and per share amounts)

9.	DEBT

During the first quarter of 2010, the Company entered into various debt agreements in order to fund the acquisitions of TAG and IIT.  All of the debt, with the exception of the revolver, contains clauses that require the debt to be retired within seven days of an initial public offering.  See further discussion of debt status in Note 12 - Subsequent Events.

On February 22, 2010, the Company entered into two debt agreements with Bank of America in conjunction with the closing of the TAG transaction.  The debt consists of an asset-backed revolver secured by the assets of the Company.  The revolver provides for up to $17,500 of borrowings based on the receivables base of the Company.  The revolver also has an accordion feature that provides the ability for the Company to borrow up to an additional $10,000 to pursue additional acquisitions subject to bank approval.  The interest rate on the debt is adjustable and is equal to the LIBOR rate plus a margin that ranges from 2.0 – 2.5 basis points based on certain financial ratios.  The effective interest rate as of September 30, 2010 was 2.76%.   The debt is due in February 2011.  The outstanding balance on the loan as September 30, 2010 is $10,500.  The debt contains standard financial covenants.  The Company is in compliance with its debt covenants at September 30, 2010.

The second Bank of America debt was a $5,000 term loan that matured in February 2011 and began amortizing in May 2010 at $500 per month plus interest.  The interest rate on the debt was adjustable and was equal to the LIBOR rate plus a margin that ranges from 2.0 – 2.5 basis points based on certain financial ratios.  This loan was repaid in full in August 2010.

In conjunction with the TAG acquisition, the sellers took back debt totaling $11,001 that matures on February 28, 2011.  The debt is broken into two segments with the first amount of $3,400 bearing interest at 3% and the remaining $7,601 bearing interest at 8%.  This debt is subordinate to the Bank of America debt.

In March and April 2010, the Company borrowed $8,250 from five shareholders and/or Board members.  The terms of the debt are 8% interest, 20,000 warrants per million financed and a maturity date of March 2012.  If the debt remains unpaid at maturity, the Company will issue additional warrants in the same amount as originally issued.  The strike price of the warrants is $9.25 and the warrants expire seven years from issuance.  The warrant valuation, as calculated using the Black-Scholes method, is being treated as an original issue discount with the expense being recognized as non-cash interest expense over the life of the loans.  The Company recognized the remaining original issue discount ($450) as interest expense on September 30, 2010.  The carrying value of the debt, including accrued interest, at September 30, 2010 is $8,672.

10.	SHARE-BASED COMPENSATION

On December 29, 2009, the Company, in conjunction with the corporate reorganization, adopted The KEYW Holding Corporation 2009 Stock Incentive Plan.  The plan terms are similar to the previous 2008 plan, except that the new plan has a maximum amount of shares available for issuance of 12,000,000 with a soft cap of 12% of the outstanding shares available for issuance.  The 2009 plan provides for the issuance of stock options, restricted stock and restricted stock units.

Stock Options

The Company generally issues stock option awards that vest over varying periods, ranging from three to five years, and have a ten-year life.  We estimate the fair value of stock options using the Black-Scholes option-pricing model.  Because our common stock did not trade publicly until October 1, 2010, we did not use historical data to determine volatility of our stock.  We determined volatility by using the historical stock volatility of public companies in our industry with similar characteristics.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.  All option awards terminate within ninety days or sooner after termination from the Company except as provided in certain circumstances with regard to our senior executive employment agreements.

The option grants during the first nine months of 2010 consist of options issued to new hires, employees acquired through acquisitions, or discretionary awards.  The options issued prior to the IIT acquisition were issued with a $5.50 strike price, options associated with the IIT acquisition and hires through July 15, 2010 were issued with a $9.25 strike price, and all options after July 15, 2010 were issued with a $10 strike price.  All equity issuances after September 30, 2010 will be priced at fair market value based upon our publicly-traded share price on the date of grant.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
(Dollars shown in 000’s except share and per share amounts)

The Black-Scholes model requires certain inputs related to dividend yield, risk-free interest rate, expected volatility and forfeitures in order to price the option values.  During 2010, our assumptions related to these inputs were as follows:

-Dividend yield was zero as we have no current intentions to pay any dividends
-Risk-free interest rate ranging from 1% - 3%
-Expected volatility ranging from 28.35% - 38.55%
-Forfeitures ranging from 15% - 30%

A summary of stock option activity for the period ended September 30, 2010 is as follows:

		Option	Weighted Average
	Number of Shares	Exercise Price	Exercise Price
Outstanding, January 1, 2010	1,032,250
Granted	403,500	$5.50 - $10.00	$8.31
Exercised	(250)	$5.50	$5.50
Cancelled	(65,125)	$5.00 - $9.25	$5.67
Options Outstanding, September 30, 2010	1,370,375

All stock based compensation has been recorded as part of operating expenses.  Accounting standards require forfeitures to be estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeiture estimates are disclosed in the information surrounding the option grants above.  For the periods ended September 30, 2010 and 2009, share-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures.  The total unrecognized stock compensation expense at September 30, 2010 is approximately $1,962, which will be recognized over four years.

Total Options Outstanding and Exercisable - All Plans
Exercise	Shares	Shares	Weighted Average
Price	Outstanding	Exercisable	Remaining Life (yrs)
$5.00	155,000	82,072	8.0
$5.50	933,750	328,296	9.1
$9.25	197,125	49,286	9.6
$10.00	84,500	21,126	9.8

	1,370,375	480,780

2009 Plan
Total options available to issue	1,864,464
Total options outstanding or exercised	636,875
Total options remaining	1,227,589

Restricted Stock Awards

During 2010, the Company has issued 77,500 restricted shares of common stock to new hires.  These shares vest ratably over three to five years and have no exercise price.  The expense for these shares will be recognized over the vesting life of each individual tranche of shares based upon the fair value of a share of stock at the date of grant.

11.	WARRANTS

On March 15, 2010, one of the Company’s largest shareholders elected to exercise 1,022,728 warrants for a total exercise price of approximately $4.5 million.  The proceeds from this issuance were used to pay down the outstanding balance on the revolver.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
(Dollars shown in 000’s except share and per share amounts)

In conjunction with the IIT acquisition, the Company issued 215,000 warrants to purchase our common stock at $9.25 per share.  These warrants vested immediately and expire seven years from issuance.  The costs associated with these warrants were treated as an original issue discount to the debt and will be expensed over the two-year note term.  The total original issue discount was approximately $584 as calculated using the Black-Scholes model.

As of September 30, 2010, outstanding warrants were as follows:

Warrants Exercisable and Outstanding

Exercise	Warrants	Warrants	Weighted Average
Price	Outstanding	Exercisable	Remaining Life (yrs)
$4.00	2,198,625	2,198,625	4.8
$5.50	2,400,181	2,400,181	8.9
$9.25	215,000	215,000	9.6
	4,813,806	4,813,806

12.	SUBSEQUENT EVENTS

In connection with the preparation of its financial statements for the quarter ended September 30, 2010, the Company has evaluated events that occurred between September 30, 2010 and November 10, 2010, the date of filing of this Quarterly Report, to determine whether any of these events required recognition or disclosure in the third quarter 2010 financial statements. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements except as discussed below.

On October 1, 2010, the Company’s common stock began trading on the NASDAQ exchange under the ticker symbol KEYW.  This represents the completion of the Company’s initial public offering (“IPO”) that priced at $10.00 per share after the market closed on September 30, 2010.  On October 4, 2010, the Company announced that the underwriters of the IPO exercised their overallotment option to purchase an additional 1,365,000 shares. The Company sold a total of 10,465,000 shares in the IPO, including the over-allotment shares and 825,910 shares sold by selling stockholders.  This provided the Company with total IPO proceeds, after underwriter fees but before expenses, of approximately $89.4 million.  The Company did not receive any proceeds with respect to the sale of shares by selling stockholders.  Subsequent to the IPO, the Company paid in full the subordinated debt under the TAG seller notes and the debt issued Board members/shareholders in March/April 2010, as required under the terms of such debt, and paid down the Bank of America revolver to $0.  See Note 9 – Debt, above.  Immediately after the debt payments, the Company had approximately $59 million of cash on hand including net proceeds from the offering.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
(Dollars shown in 000’s except share and per share amounts)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and an understanding of the Company’s operations and financial condition.  This discussion should be read in conjunction with the attached unaudited consolidated financial statements and accompanying notes as well as our prospectus dated September 30, 2010 and filed with the Securities and Exchange Commission on October 1, 2010 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Prospectus”).

FORWARD-LOOKING STATEMENTS

The matters discussed in this Quarterly Report may constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995.  These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, activity levels, performance or achievements to be materially different from any future results, activity levels, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify these statements by forward-looking words such as “could”, “expect”, “estimate”, “may”, “potential”, “will”, and “would”, or similar words.  You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information.  There may be events in the future that we are not able to predict or control accurately, and numerous factors may cause events, our results of operations, financial performance, achievements, or industry performance, to differ materially from those reflected in the forward-looking statements.  The factors listed in the section captioned “Risk Factors,” contained in our Prospectus, as well as any cautionary language in this Quarterly Report, provide examples of such risks, uncertainties, and events.

You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report.  Subsequent events and developments may cause our views to change.  While we may elect to update the forward-looking statements at some point in the future, we specifically disclaim any obligation to do so.

DESCRIPTION OF THE COMPANY

We provide mission-critical cybersecurity and cyber superiority solutions to defense, intelligence and national security agencies. Our solutions, services and products support the collection, processing, analysis, and use of intelligence data and information in the domain of cyberspace. Cyberspace is the global environment of data and information that encompasses all parts of the electromagnetic spectrum in which intelligence data may exist or transit.

Our current customers include the National Security Agency (NSA), other intelligence agencies, the Department of Defense (including major agencies and branches within the Department of Defense) and other federal defense and law enforcement agencies. We believe our innovative solutions, understanding of intelligence and national security missions, management’s long-standing and successful customer relationships and significant management and operational capabilities position us to continue our growth. We are highly focused on assisting our customers in achieving their mission of superiority in cyberspace (cyber superiority), both defensively and offensively, within the entire domain of cyberspace, and doing so in time to observe, respond, and, where possible, prevent threat events, actions and agents from inflicting harm.

KEYW’s primary areas of expertise include:

•	providing engineering services and solutions that help our customers to solve discreet and complex cybersecurity, cyber superiority, and intelligence challenges;

•	providing specialized training, field support, and test and evaluation services;

•	collecting data and information in cyberspace, encompassing the entire electromagnetic spectrum;

•	processing data and information from cyberspace to make it accessible to a wide range of analytical needs and resources;

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
(Dollars shown in 000’s except share and per share amounts)

•	analyzing data and information that have been collected, processed, correlated, and made easily accessible to transform them into usable information for our customers; and

•
impacting, or creating integrated intelligence data and information that is useful in observing, preventing, and responding to known and emerging threat events, actions and agents on a global scale, often in real time.

We provide a full range of engineering services as well as fully integrated platforms that support the entire intelligence process, including collection, processing, analysis and impact. Our platforms include products that we manufacture, as well as hardware and software that we integrate using the engineering services of our highly skilled and security-cleared workforce. A hallmark of our capabilities is our ability to respond quickly and decisively to demanding and emergent customer requirements, with agile processes and methods that enable us to satisfy requirements that are constantly changing to meet an agile, aggressive and ever-changing threat environment.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any, are disclosed in the financial statements.  On an ongoing basis, we evaluate our estimates and assumptions, including those related to long-term contracts, product returns, bad debts, inventories, fixed asset lives, income taxes, environmental matters, litigation, and other contingencies.  These estimates and assumptions are described in more detail in our Prospectus.  We base our estimates and assumptions on historical experience and on various factors that are believed to be reasonable under the circumstances, including current and expected economic conditions, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ materially from our estimates under different assumptions or conditions.  There have been no material changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our Prospectus.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009

The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.  In addition, see Note 2 – Acquisitions to our unaudited financial statements included in this Quarterly Report for specific information with respect to the assumptions and adjustments made in calculating the pro forma financial information for the three month period ended September 30, 2009 set forth below.

Consolidated Overview (000’s)

	Three Months Ended September 30,
	2010		2009		Pro Forma 2009
	(unaudited)		(unaudited)		(unaudited)
Revenue	$28,992	100%	$10,058	100%	$27,196	100%
Gross Profit	$8,432	29%	$2,390	24%	$5,336	20%
Loss from Operations	$(289)	-1%	$(2,437)	-24%	$(2,479)	-9%
Non-Operating Income(Expense)	$7,760	27%	$76	1%	$(536)	-2%

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
(Dollars shown in 000’s except share and per share amounts)

Revenue for the quarter ended September 30, 2010, increased on a year-over-year basis by $18,934 or 288%, as compared to the quarter ended September 30, 2009. The main drivers for the increase were the four acquisitions that occurred subsequent to September 30, 2009 including the assets of Leading Edge Design & Systems, Inc., the assets of General Dynamics Advanced Information Systems, Inc., and the corporate acquisitions of The Analysis Group, LLC and Insight Information Technology, LLC.   On a pro forma basis, revenue for the combined entity for the three months ended September 30, 2009 was $27,196.  The increase in revenue between the actual 2010 and the pro forma 2009 quarterly results is primarily due to a $1,900 increase in product revenue, increased services under our new contract awards, and expansion of our existing contracts, and also reflects lower contract revenue from our TAG acquisition in the third quarter of 2009.  The product revenue has increased due to the expansion of product lines and increased penetration within our existing and new customers.  Our services revenue has grown within our major customer as we have grown our footprint by winning prime contracts and added additional billable positions on key contracts.  The revenue generated from the TAG acquisition in the third quarter of 2009 was approximately $4,049 more than during the same quarter of 2010 due to the loss of TAG’s A5XP contract in July 2009 and a slowdown in Air Force contracting opportunities during 2010.

Gross margin increased in both dollars and as a percentage of revenue in the quarter ended September 30, 2010 as compared with the quarter ended September 30, 2009.  The primary driver for the dollar increase is the acquisitions described above.  On a pro forma basis, assuming all of our 2009 and 2010 acquisitions had been completed on January 1, 2009, gross profit increased by $3,097 due to increased services margins and a change in product profitability from a warranty accounting change in September 2009.  Our services gross margin was negatively impacted in 2009 by several cost reimbursable contracting issues and the shutdown of the A5XP contract.  Our 2010 services gross margin percentage is in-line with our expectations.  In September 2009, warranty reserve accounting in our products area was changed to recognize full revenue and cost accrual at the time of sale.  This negatively impacted gross margin as zero margin revenue was recorded.  Product gross margins for 2010 are more consistent with our expectations.

Non-operating income for the three months ended September 30, 2010 primarily consists of the gain recognized on the reduction of the accrued earn-out from the TAG acquisition offset by interest expense.  The earn-out related to the TAG acquisition is accounted for under the liability method of accounting that requires changes in the fair value of the earn-out to be included in the income statement.  During the third quarter of 2010, the Company recognized $8,500 of income from the reduction in the earn-out liability.  This amount was a combination of the decrease in shares expected to be earned of 1.0 million and a $0.75 increase in share price during the quarter.  During the same quarter the Company incurred interest expense of approximately $1,005.  There were no significant items in the three month period ended September 30, 2009.  The pro forma amount for the quarter ended September 30, 2009, was predominantly interest expense.

The loss from operations decreased significantly in the quarter ended September 30, 2010 as compared with the quarter ended September 30, 2009, due primarily to the increased gross profit.  On a pro forma basis, assuming all of our 2009 and 2010 acquisitions had been completed on January 1, 2009, the loss from operations was $2,479 in the quarter ended September 30, 2009.  A large component of our operating expense is the intangible amortization from our acquisitions.  Amortization expense totaled $1,692 in the quarter ended September 30, 2010.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009

The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.  In addition, see Note 2 – Acquisitions to our unaudited financial statements included in this Quarterly Report for specific information with respect to the assumptions and adjustments made in calculating the pro forma financial information for the nine month period ended September 30, 2009 set forth below.

Consolidated Overview (000’s)

	Nine Months Ended September 30,
	2010		2009		Pro Forma 2009
	(unaudited)		(unaudited)		(unaudited)
Revenue	$78,651	100%	$26,942	100%	$90,456	100%
Gross Profit	$23,020	29%	$7,241	27%	$19,687	22%
Loss from Operations	$(82)	0%	$(2,266)	-8%	$(621)	-1%
Non-Operating Income(Expense)	$16,696	21%	$(772)	-3%	$(2,645)	-3%

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
(Dollars shown in 000’s except share and per share amounts)

Revenue for the nine months ended September 30, 2010, increased on a year-over-year basis by $51,709 or 292%, as compared to the nine months ended September 30, 2009. The main drivers for the increase were the five acquisitions that occurred subsequent to January 1, 2009 including the assets of Embedded Systems Design, Inc., Leading Edge Design & Systems, Inc., and General Dynamics Advanced Information Systems, Inc., and the corporate acquisitions of The Analysis Group, LLC, and Insight Information Technology, LLC.  On a pro forma basis, assuming all of our 2009 and 2010 acquisitions had been completed on January 1, 2009, revenue for the combined entity for the nine months ended September 30, 2009 was $90,456.  The decrease in revenue between the actual 2010 and the pro forma 2009 results is primarily due to a $14,000 decrease in revenue from our Air Force contracts, offset by significant increases in our product revenue, increased services under our new contract awards, and expansion of our existing contracts.  In the third quarter of 2009, TAG lost the A5XP contract, which had contributed approximately $13,000 of revenue in the first nine months of 2009, with no comparable replacement in the first nine months of 2010.  Additionally, our Air Force contracting opportunities have significantly decreased in 2010, further reducing our 2010 revenue from that customer.  Product revenue has increased due to the expansion of product lines and increased penetration within our existing and new customers.  Our services revenue, with the exception of the Air Force services work, has grown within our major customer, as we have grown our footprint by winning prime contracts and added additional billable positions on key contracts.

Gross margin increased in both dollars and as a percentage of revenue in the nine months ended September 30, 2010 as compared with the nine months ended September 30, 2009.  The primary driver for the dollar increase is the acquisitions described above.  On a pro forma basis, assuming all of our 2009 and 2010 acquisitions had been completed on January 1, 2009, gross profit increased by $3,333 due to increased services margins and an increase in product profitability.

Non-operating income for the nine months ended September 30, 2010 primarily consists of the gain recognized on the reduction of the accrued earn-out from the TAG acquisition and the gain from the LEDS acquisition accounting, offset by interest expense.  The earn-out related to the TAG acquisition is accounted for under the liability method of accounting that requires changes in the fair value of the earn-out to be included in the income statement.  During 2010, the Company has recognized $17,750 of income from the reduction in the earn-out liability.  This amount was a combination of the decrease in shares expected to be earned of 2.0 million and a $0.75 increase in share price since the earn-out was initially recorded.   The Company has reported a non-operating gain from the LEDS acquisition due to certain identified staff acquired in the LEDS acquisition that left prior to completing one year’s service with the Company.  The total income recognized has been $600.  During the same period, the Company incurred interest expense of approximately $1,677.  For the same period in 2009, non-operating expense primarily consisted of warrants accounted for under the liability method that totaled $823.  These warrants were reclassified to equity accounting in December 2009.  The pro forma non-operating expense amount for the nine months ended September 30, 2009, was predominantly warrant and interest expense.

The loss from operations decreased significantly in the nine months ended September 30, 2010 as compared with the nine months ended September 30, 2009, due primarily to the increased gross profit.  On a pro forma basis, assuming all of our 2009 and 2010 acquisitions had been completed on January 1, 2009, the loss from operations was $621 in the nine months ended September 30, 2009.  A large component of our operating expense is the intangible amortization from our acquisitions.  Amortization expense totaled $4,454 in the nine months ended September 30, 2010.

Liquidity and Capital Resources

Cash and cash equivalents totaled approximately $1,259 at September 30, 2010. Our working capital, defined as current assets minus current liabilities, is negative $3,120 at September 30, 2010 as a result of our acquisition activity during the first quarter of 2010.  During that quarter, we paid a total of $27,629 in cash for two acquisitions.  This accounts for the majority of the change in working capital from a positive $19,365 at December 31, 2009.

We completed our initial public offering in October 2010 that provided the Company with approximately $89 million in cash, net of underwriter discounts and offering expenses.  We used approximately $32 million of those funds to repay all of our debt.  Immediately, after repaying the debt, we had approximately $77 million in working capital.  We intend to use those funds for working capital purposes and to fund additional acquisitions.  We anticipate that working capital needs will increase as we continue to grow our revenue.  The amount of additional working capital that is required will depend on how much of our growth is through self-performed labor and how much is subcontracted labor.  The more self-performed labor we have, the more working capital will be required.

The Company has an open line of credit with Bank of America which permits borrowings of up to $17,500 based on eligible accounts receivable and EBITDA requirements.  This line also has a $10,000 accordion feature that would permit the Company to borrow additional funds to complete an acquisition.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
(Dollars shown in 000’s except share and per share amounts)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks.  The following discussion provides additional detail regarding our exposure to interest rates and foreign exchange rate risks.

Interest Rate Risk

At September 30, 2010, the Company had approximately $10,500 outstanding under a revolving credit facility with variable interest rates.  The remainder of our debt was fixed at 8%.  We have not historically mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements, nor do we have any plans to do so in the immediate future.  As we have paid off all of our debt in connection with our October 2010 initial public offering, any change in interest rates would be immaterial to the Company.

Foreign Exchange Risk

We currently do not have any foreign currency risk and accordingly, estimate that an immediate 10 percent change in foreign exchange rates would have no impact on our reported net loss.  We do not currently utilize any derivative financial instruments to hedge foreign currency risks.

ITEM 4.	CONTROLS AND PROCEDURES

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of September 30, 2010 and the date of this filing, the Company has no on-going legal matters.

ITEM 1A.	RISK FACTORS

We are subject to several risk factors that could have a direct and material impact on the operations of the Company and the market price of our common stock.  Those risk factors are disclosed under “Risk Factors” in our Prospectus.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)       Sales of Unregistered Securities

From January 1, 2010 through September 30, 2010, we granted stock options to purchase an aggregate of 403,500 shares of our common stock, with exercise prices ranging from $5.50 - $10.00 per share, to employees pursuant to our 2009 Stock Incentive Plan.  From January 1, 2010 through September 30, 2010, our employees exercised options to purchase 250 shares of our common stock at an average purchase price of $5.50 per share for an aggregate purchase price of $1,375.

From January 1, 2010 through September 30, 2010, we granted 77,500 restricted shares of our common stock to three employees.  The restricted stock vests annually over periods of three to five years from the grant date.

From January 1, 2010 through September 30, 2010, we granted 215,000 warrants in conjunction with the subordinated debt raised for the IIT acquisition.  These shares have a strike price of $9.25 and expire seven years from issuance.

No underwriters were involved in the foregoing sales of securities. These securities were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act or pursuant to Section 4(2) under the Securities Act. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

All of the foregoing securities, are deemed restricted securities for purposes of the Securities Act, and all certificates representing such securities included appropriate legends setting forth that such securities had not been registered and the applicable restrictions on transfer.

ITEM 6.	EXHIBITS

3.1	Form of Amended and Restated Articles of Incorporation of the Company (1)

3.2	Form of Amended and Restated Bylaws of the Company (1)

3.3	Articles of Incorporation of the Company, as filed on December 29, 2009 (1)

3.4	Bylaws of the Corporation (1)

3.5	Articles of Merger of The KEYW Merger Subsidiary, Inc. with and into The KEYW Corporation, as filed on December 29, 2009, and Certificate of Correction thereto (1)

3.6	Amendment to Bylaws of the Corporation (1)

10.1*	The KEYW Corporation 2008 Stock Incentive Plan (1)

10.2*	Form of Incentive Stock Option Agreement for grants pursuant to The KEYW Corporation 2008 Stock Incentive Plan (1)

10.3*	Form of Non-Qualified Stock Option Agreement for grants pursuant to The KEYW Corporation 2008 Stock Incentive Plan (1)

10.4*	Form of Restricted Stock Agreement for grants pursuant to The KEYW Corporation 2008 Stock Incentive Plan (1)

10.5*	The KEYW Holding Corporation 2009 Stock Incentive Plan (1)

10.6*	Form of Incentive Stock Option Agreement for grants pursuant to The KEYW Holding Corporation 2009 Stock Incentive Plan (1)

10.7*	Form of Non-Qualified Stock Option Agreement for grants pursuant to The KEYW Holding Corporation 2009 Stock Incentive Plan (1)

10.8*	Form of Restricted Stock Agreement for grants pursuant to The KEYW Holding Corporation 2009 Stock Incentive Plan (1)

10.9*	Form of The KEYW Corporation Non-Qualified Stock Options Agreement for non-plan grants (1)

10.10*	Form of The KEYW Corporation Restricted Stock Agreement for non-plan grants (1)

10.11*	Long-Term Incentive Plan (1)

10.12*	Annual Incentive Plan (1)

10.13*	Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Kimberly DeChello (1)

10.14*	Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Frederick Funk (1)

10.15*	Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Edwin Jaehne (1)

10.16*	Employment Agreement, dated June 16, 2010, between The KEYW Corporation and John Krobath (1)

10.17*	Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Leonard E. Moodispaw (1)

ITEM 6.	EXHIBITS (Continued)

10.18*	Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Mark Willard (1)

10.19	Amended and Restated Registration Rights Agreement, dated as of May 29, 2009, between the Company and certain stockholders named therein. (1)

10.20	Form of Amended and Restated Warrant (1)

10.21
Credit and Security Agreement, dated February 22, 2010, by and between The KEYW Holding Corporation, The KEYW Corporation, Integrated Computer Concepts, Incorporated, The Analysis Group, LLC and S&H Enterprises of Central Maryland, Inc., as borrowers, and Bank of America, N.A., as lender. (1)

10.22
First Amendment to Credit and Security Agreement and Joinder, Assumption and Ratification Agreement, dated March 16, 2010, by and among The KEYW Holding Corporation, The KEYW Corporation, Integrated Computer Concepts, Incorporated, The Analysis Group, LLC and S&H Enterprises of Central Maryland, Inc., as original borrowers, Insight Information Technology, LLC, as additional borrower, and Bank of America, N.A., as lender. (1)

10.23
Covenant Not to Convey and Negative Pledge Agreement, dated February 22, 2010 by and among The KEYW Corporation, The KEYW Holding Corporation, Integrated Computer Concepts, Incorporated, The Analysis Group, LLC and S&H Enterprises of Central Maryland, Inc., as borrowers, and Bank of America, N.A., as lender. (1)

10.24	Revolving Loan Note, dated February 22, 2010 (1)

10.25	Term Loan Note, dated February 22, 2010 (1)

10.26	Contribution Agreement, dated February 22, 2010, by and among TAG Holdings LLC, The Analysis Group, LLC, The KEYW Holding Corporation, The KEYW Corporation, and certain other parties. (1)

10.27	Subordinated Unsecured Promissory Note, dated February 22, 2010, in the amount of $8,251,076 (1)

10.28	Subordinated Unsecured Promissory Note, dated February 22, 2010, in the amount of $3,400,000 (1)

10.29	Form of Note for IIT financing (1)

10.31	Amended and Restated Stockholders Agreement dated as of May 29, 2009 between the Company and certain stockholders named therein (1)

10.32*	The KEYW Holding Corporation 2010 Employee Stock Purchase Plan (1)

21.1	Subsidiaries of the Registrant (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes –Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*     Indicates management contract or compensatory arrangement.

(1)	Incorporated by reference to the corresponding Exhibit number to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-16768).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of November 2010.

THE KEYW HOLDING CORPORATION

By:	/s/ Leonard E. Moodispaw
Leonard E. Moodispaw
President and Chief Executive Officer

By:	/s/ John E. Krobath
John E. Krobath
Chief Financial Officer