Form 10-K
period 2010-12-31
KEYW HOLDING CORP
filed 2011-03-29
CIK 1487101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission File No. 001-34891

THE KEYW HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	27-1594952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1334 Ashton Road, Suite A, Hanover, Maryland	21076
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (443) 270-5300

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	NASDAQ Global Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

(Title of Each Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of December 31, 2010 was approximately $300,104,000. The registrant has provided this information as of December 31, 2010 because its common equity was not publicly traded as of the last business day of its most recently completed second fiscal quarter.

As of March 14, 2011 there were 25,620,197 shares of the registrant’s Common Stock, $0.001 par value per share outstanding.

Documents Incorporated by Reference
None

A list of the Exhibits and Financial Statement Schedules in this Report on Form 10-K begins on page 80.

FORM 10-K
The KEYW Holding Corporation

i

PART I

INTRODUCTORY STATEMENT

The information contained in this report pertains to the registrant, The KEYW Holding Corporation (“KEYW”). References in this annual report to “KEYW,” the “Company,” “we,” “our” and “us” refer to The KEYW Holding Corporation and its subsidiaries. References to “Predecessor” and “ICCI” refer to Integrated Computer Concepts, Incorporated, which is our predecessor for accounting purposes. We also refer to KEYW as “Successor” in this annual report.

FORWARD-LOOKING STATEMENTS

The matters discussed in this Annual Report may constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, activity levels, performance or achievements to be materially different from any future results, activity levels, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “could”, “expect”, “estimate”, “may”, “potential”, “will”, and “would”, or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. There may be events in the future that we are not able to predict or control accurately, and numerous factors may cause events, our results of operations, financial performance, achievements, or industry performance, to differ materially from those reflected in the forward-looking statements. The factors listed in the section captioned “Risk Factors,” contained in this Annual Report, as well as any cautionary language in this Annual Report, provide examples of such risks, uncertainties, and events.

You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. Subsequent events and developments may cause our views to change. While we may elect to update the forward-looking statements at some point in the future, we specifically disclaim any obligation to do so.

Item 1.	BUSINESS

GENERAL OVERVIEW

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

We provide a full range of engineering services as well as fully integrated platforms that support the entire intelligence process, including collection, processing, analysis and impact. Our platforms include products that we manufacture, as well as hardware and software that we integrate using the engineering services of our highly skilled and security-cleared workforce. A hallmark of our capabilities is our ability to respond quickly and decisively to demanding and emergent customer requirements, with agile processes and methods that enable us to satisfy requirements that are constantly changing to meet an agile, aggressive and ever-changing threat environment. We also believe we are well positioned to apply our solutions to growth areas within government intelligence and national defense. For 2010, on an actual basis, approximately 57% of our revenue was derived from contracts with the NSA, approximately 20% of our revenue was derived from contracts with U.S. Air Force Intelligence, approximately 18% of revenue was derived from another major intelligence agency and other intelligence, defense, homeland security and law enforcement organizations, and 5% was derived from commercial customers.

As of December 31, 2010, KEYW had approximately 722 employees. Over 630 of our employees hold government security clearances, 570 of which hold Top Secret/Sensitive Compartmented Information clearances, or TS/SCI clearances, the highest U.S. Government security clearance level.

For 2008, 2009, and 2010 our revenue reflected that of KEYW and our acquisitions, from the date of acquisition, of $9 million, $39 million, and $108 million respectively, on an actual basis. Our 2010 pro forma revenue (calculated as if all companies acquired in 2010 had been acquired as of January 1, 2010) was approximately $153 million. Our 2010 actual revenue is derived from over 135 contracts (including a combination of prime contracts and subcontracts), the ten largest contracts of which account for approximately 38.5% of our 2010 actual revenue, and no one contract accounts for greater than 10% of our 2010 pro forma revenue. The majority of our contracts provide for a total contract period of five years, with an initial contract period of one year and the balance in one-year option periods. Historically, option exercise rates have been in excess of 95%.

Our History

KEYW began operations on August 4, 2008 led by the majority of the former leadership team of Essex Corporation, which was acquired by Northrop Grumman Corporation in January 2007. Under an agreement between KEYW and Northrop Grumman Corporation, KEYW acquired a core set of capabilities (including over 60 employees) and fixed assets from Northrop Grumman Corporation. Since its founding, KEYW has assembled, through a series of highly selective strategic acquisitions, a single distinct platform that provides the high quality and complementary cybersecurity, cyber superiority and intelligence capabilities, solutions and products our customers require.

In 2008, we acquired Integrated Computer Concepts, Incorporated, or ICCI, our predecessor for accounting purposes, and S&H Enterprises of Central Maryland, Inc., or S&H. Both companies are known for their innovations and capabilities in support of the Intelligence Community. The acquisition of ICCI brought KEYW approximately 80 employees working on key NSA programs. ICCI provided a highly regarded software engineering team that has been involved on a wide range of programs and contracts over many years. S&H provided strong program management and systems engineering capabilities on a large mission-critical program.

In 2009, we acquired certain assets of Embedded Systems Design, Inc., or Embedded Systems, or ESD, Leading Edge Design & Systems, Inc., or LEDS, and the Systems Engineering and Technical Assistance (SETA) team of General Dynamics Advanced Information Systems Inc., or GDAIS team, which team supports a large intelligence agency. Both Embedded Systems and LEDS have provided high performance solutions to the Intelligence Community with systems engineering, analysis, and support capabilities. The addition of

Embedded Systems contributed a hardware systems engineering capability, while LEDS expanded our hardware engineering capabilities, as well as the depth of activity on a large program with our largest customer, the NSA.

In February 2010 we acquired The Analysis Group, LLC, or TAG, and in March 2010 we acquired Insight Information Technology, LLC, or IIT. TAG expanded our customer base to include Air Force Intelligence and TAG’s long-term customer relationship and contracts with this customer, particularly in the area of complex program management requirements. IIT further expanded our program management and systems engineering capabilities, and expanded our activity on a large program with our largest customer.

On October 1, 2010, The KEYW Holding Corporation completed its initial public offering (IPO) and began trading on the NASDAQ Global Market under the symbol “KEYW”. Our offering including the overallotment, consisted of 10,465,000 shares of our common stock at a price to the public of $10.00 per share. Of the shares in the offering, 9,639,090 were offered by the Company and 825,910 were offered by selling stockholders. KEYW used the proceeds from the offering to repay debt and for working capital, capital expenditures and general corporate purposes, including two acquisitions.

Following our IPO, we acquired Sycamore.US, Inc. in November 2010 and Everest Technology Solutions, Inc. in December 2010. Both companies add depth of capabilities and experience with our largest customers, as well as expanded our breadth of contracts and experience with other members of the IC. Sycamore offers a broad range of cyber solutions and support including aerospace software engineering, cybersecurity, independent verification and validation, systems engineering, and risk management. Everest offers a broad range of cyber superiority solutions and support including geospatial intelligence systems, cybersecurity, cloud computing and mission support.

Our Market Opportunity

Our market opportunity is defined by the pervasive expanse of cyberspace and the urgent need for the United States to achieve cyber superiority and mastery over this domain. In a document entitled the National Military Strategy for Cyberspace Operations, the Department of Defense officially defined cyberspace as “a domain characterized by the use of electronics and the electromagnetic spectrum to store, modify, and exchange data via networked systems and associated physical infrastructures.”

According to the Director of National Intelligence (DNI) in his 2010 Annual Threat Assessment, “the national security of the United States, our economic prosperity, and the daily functioning of our government are dependent on a dynamic public and private information infrastructure, which includes telecommunications, computer networks and systems, and the information residing within. The critical infrastructure is severely threatened.” In this same document, he states, “the Intelligence Community plays a vital role in protecting and preserving our nation’s cyber interests and the continued free flow of information in cyberspace.” His strategy is to create “an integrated and agile intelligence team to help deploy a defensive strategy that is both effective and respectful of American freedoms and values. We are integrating cybersecurity with counterintelligence and improving our ability to understand, detect, attribute, and counter the full range of threats.”

The market opportunity for cyber superiority/cybersecurity was further defined in 2009, when, Defense Secretary Gates directed the establishment of U.S. Cyber Command, a military sub-command focused on cybersecurity, to be based at Fort Meade, MD, which also houses the National Security Agency. According to Secretary Gates, “Cyber Command will bring together more than a half a dozen intelligence and military organizations in support of three overlapping categories of cyber operations,” to protect dense computer networks, coordinate all defense computer operations and provide full-spectrum support for all military and counterterrorism missions, and stand by to support civil authorities and industry partners on an as-needed basis. According to Deputy Defense Secretary Lynn in January 2010, “combining offensive and defensive capabilities under a single roof and bringing those together with the intelligence we need to anticipate attacks will make our cyber operations more effective.”

These decisions put the National Security Agency and Cyber Command, both at Fort Meade, MD, and near our headquarters, at the center of U.S. strategy for cyber superiority and cybersecurity. In November 2010, Secretary Gates further commented on the importance and concentration of cyber expertise during the Wall

Street Journal’s CEO Council noting that “the only defense the United States has against nation states and other potential threats in the cyber world is the National Security Agency. You cannot replicate the National Security Agency for domestic affairs. There isn’t enough money, there isn’t enough time, and there isn’t enough human talent.” KEYW’s leadership and the strategic assembly of companies and capabilities involved with these customers and programs have been carefully developed as a continuing response to the ever growing threat the U.S. faces from potential cyber attacks.

An additional element of the DNI’s strategy for the Intelligence Community, and an important element that helps define this market opportunity is the need for agility. Agility was identified by DNI in the 2009 National Intelligence Strategy as one of the characteristics essential to the IC’s effectiveness. The DNI defined an agile organization as “an enterprise with an adaptive, diverse, continually learning, and mission-driven intelligence workforce that embraces innovation and takes initiative.” In addition, the National Intelligence Strategy identified enhancing cybersecurity as one of six mission objectives that must be accomplished by the Intelligence Community: “Understand, detect, and counter adversary cyber threats to enable protection of the Nation’s information infrastructure.” The DNI, in his Vision 2015 document, published in August 2008, put forward a strategy for transforming the focus and operation of the Intelligence Community into cyber age operations. He challenged the Intelligence Community to “adopt modern business practices that will make us more effective, efficient, nimble, and accountable.”

For national security reasons, there is limited detailed information published on intelligence spending or the amount of intelligence spending dedicated for cyber warfare. The Director of National Intelligence disclosed that the 2010 National Intelligence Program budget was $53.1 billion. The budget for U.S. Air Force Intelligence is not separately reported within the overall Air Force budget, which was $160.5 billion for fiscal year 2010. According to the White House Office of Management and Budget, the fiscal year 2009 budget for information technology, or IT, security spending was approximately $7.3 billion, which represents a 9.8% increase over fiscal year 2008 IT security spending. According to INPUT, a provider of market information for U.S. Government business, the federal cybersecurity market is expected to achieve a 9.1% annual growth rate through 2015. Driving this growth, they cite a 445% increase in cyber threats since 2006 and increased reliance on the internet, networked systems, and connectivity as creating opportunities for cyber attackers to disrupt government operations, as well as U.S. critical infrastructure. Given our relative size to the size of the market, we believe that we have plenty of room to grow.

As a result of these decisions and actions, our customers have clearly defined agility, cyber superiority, and cybersecurity as a critical market opportunity. We believe that KEYW is strongly positioned based on its capabilities, competitive strengths, and strategy, to be a leader in this well funded and critical market.

Capabilities and Customer Solutions

Services

The majority of our revenue is derived from services that we provide our U.S. Government customers in delivering cybersecurity and cyber superiority solutions. Our services include a full range of technical and program management capabilities needed to conceptualize, build, integrate, and support intelligence systems and capabilities. Virtually all of our work requires high-level security clearances, and the descriptions and details of this work are classified. As a result, this work can only be described at a high level, and examples of the systems and solutions we create can only be generally described. Approximately 89% of our revenue in 2010, on an actual basis, was derived from our services work.

Our services work includes developing strategic and systems architectures for solutions; finding, developing, and integrating hardware and software components to build these solutions, and testing these solutions to confirm that they meet our customers’ requirements. As a result, our engineers are involved in writing software programs in a wide variety of programming languages, developing specialized hardware components, and integrating a variety of custom-developed as well as commercial-off-the-shelf components into solution platforms that support one or more elements of the Intelligence Process. Our services work includes the following activities and capabilities:

•	Strategic Program and Management Support. We help customers formulate plans to improve performance, cost effectiveness, and quality of service. We assess current operations, develop targeted strategies and plans for improvement, define key priorities and accountabilities, and design enterprise architectures that capitalize on customer investments in existing systems and assist them in transitioning to new technology platforms and capabilities.
•	Systems Design, Development and Integration. We provide project management, systems design, network and systems integration, data analysis and integration, security engineering, software development, hardware development and engineering, database design and development, and independent test and evaluation services to our clients. We analyze system concepts and assess data and information needs, define requirements, develop operational prototypes, and integrate complex mission-critical systems and solutions that comply with our customer’s enterprise architectures and needs. Based on customer requirements, we may design custom-built systems; integrate and implement commercial-off-the-shelf solutions, or combine both approaches using agile development methodologies and other industry best practices.
•	Cybersecurity and Cyber Superiority. We offer a proactive, multi-disciplined approach to cybersecurity and cyber superiority based on expertise in defending, exploiting, and using cyberspace to accomplish the intelligence mission and protect our national interests. Our suite of solutions includes security architecture, secure systems integration, cybersecurity operations, information operations, compliance, privacy, training services, data mining, and intelligence processing and analysis.
•	Intelligence Operations and Analysis Support. We support strategic and tactical intelligence systems, networks and facilities in support of the Intelligence Community and Department of Defense. To support classified systems and facilities designed to collect, analyze, process and use the products of various intelligence sources, we develop and integrate collection and analysis systems and techniques. Some of our intelligence-related services also include the design, rapid development and prototyping, integration and management of real-time signal processing systems. We also provide support to the development and application of analytical techniques to counterintelligence operations and activities.

Products

Approximately 11% of our revenue in 2010 was derived from hardware products that we develop and sell. Our hardware products are typically low-volume products, typically ordered in volumes of less than 1,000 units that meet specific customer needs to create intelligence insight and advantage by capturing signals that help identify, locate, and monitor activity that is of interest to our intelligence agency customers. Our products are in active use in hostile environments, and are constantly undergoing modifications based on customer feedback to make them more effective. Our hardware products are sold at fixed prices (volume discounts are available for significant orders), along with a one year warranty.

Our hardware engineers work closely with our customers, receiving regular feedback and requests for changes to future products. Our products undergo a continuing process of design and feature enhancement, with upgrades frequently occurring every 90 – 120 days. We build our products to inventory, based on expected customer demand, which allows us to ship our products quickly in response to orders. Our products are typically held in inventory for 60 – 120 days. We offer a one year limited warranty on all of our products covering workmanship and performance to specification. We have experienced no warranty returns on any of our products since we began operations in 2008. We believe that our warranty expenses will be insignificant over the life of the products.

Our agility is an important characteristic of our customer solutions and products. This is because our customer solutions and products frequently must be developed, integrated and tested rapidly and modified as the requirements evolve at a fast pace. Solutions and products that are not agile, i.e. that are static or slow to change, do not meet the needs of our customers as they respond to a rapidly changing threat environment. We believe the cyber age operating requirements of the Intelligence Community make the traditional model of engineering and integration, which can take years to go from concept to initial deployment, outmoded. We have worked closely with our customers to replace the traditional engineering model with a model based on agile development methodologies. In this model, significant progress and milestones are expected every 90 days. This requires high levels of skill in both engineering and in program management. The Company spends relatively modest amounts on research and development activities. The total spent during 2010, 2009 and 2008 was $439,000, $585,000 and $155,000, respectively. There were no research and development expenses incurred by our Predecessor.

U.S. Federal Government Contracts

We derive substantially all of our revenue from U.S. Government customers. In fiscal years 2010, 2009 and 2008, we generated approximately 95%, 100% and 99%, respectively, of our total revenue from contracts with the U.S. Government, which has a highly structured and regulated competitive procurement process. Our intelligence and defense customers typically exercise independent contracting authority and do not use General Services Administration or other government-wide acquisition contracts to obtain our services or products. In 2010, approximately 76% of our pro forma contract revenue was with the Intelligence Community and 19% was with various elements of the DoD.

Subcontracts accounted for approximately 61% of our revenue in 2010, with 39% through prime contracts, on an actual basis. Our prime contracts have been awarded as both sole-source and competitive awards; our subcontracts have been awarded competitively from prime contractors.

Sole-source award contracts

Under a sole-source award contract, the purchase of goods or services is made from a single source without competitive bidding. It is awarded usually, but not always, by a federal government agency after soliciting and negotiating with only one firm. These contracts can be negotiated much more quickly than a typical competitive contract provided that there is adequate demonstration of both need and the likelihood that any attempt to obtain bids would only result in one person or company being able to meet the need. Urgency is often the rationale for sole-source contracts. Sole-source contracts may be awarded on the basis of a variety of different compensation models, including firm-fixed price, time-and-materials, cost-plus-fixed-fee, or level-of-effort contracts based on negotiations, risk, and cost uncertainty.

Single award contracts

Under single award contracts with defined statements of work, a federal government agency solicits, qualifies, and then requests proposals from interested contractors. The agency then evaluates the bids and typically awards the contract to a single contractor for a specified service or product.

Multiple award contracts

Under indefinite delivery/indefinite quantity, or ID/IQ, contracts, a federal government agency can form preferred provider relationships with one or more contractors. This category includes agency-specific ID/IQ contracts; blanket purchase agreements, or BPAs; government-wide acquisition contracts, or GWACs; and General Services Administration, or GSA, schedule contracts. These umbrella contracts, often referred to as vehicles, outline the basic terms and conditions under which federal government agencies may order services. ID/IQ contracts are typically managed by one sponsoring agency, and may be either for the use of a specific agency or available for use by any other agency of the federal government. ID/IQ contracts available for use by any agency of the federal government are commonly referred to as GWACs.

Contractors within the industry compete to be pre-selected to perform work under an ID/IQ contract. An ordering agency then issues delivery orders, commonly known as task orders, for services to be performed under the contract. If the ID/IQ contract has a single prime contractor, only that contractor may be awarded delivery orders. If the contract has multiple prime contractors, the award of each delivery order typically will be competitively determined among the pre-selected contractors.

GSA schedules are listings of services and products, along with their respective prices, offered by federal government contractors. The schedules are negotiated and maintained by the GSA for use by any federal agency or other authorized entity, including state and local governments. When an agency selects services or products under a GSA schedule contract, the competitive process is limited to qualified GSA schedule contractors.

Due to the lower contract procurement costs, reduced procurement time, and increased flexibility associated with multiple award contracts, these vehicles have been utilized frequently in the last decade. Agency-specific ID/IQs have become increasingly prevalent, particularly in the DoD. Access to the relevant vehicles is critical for contractors intending to do business with a specific agency.

Contract types

We generate revenue under various types of contracts, which include time-and-materials (T&M), fixed-price-level-of-effort, firm-fixed-price (FFP) and cost reimbursement contracts. For the year ended December 31, 2010 we derived revenue from such contracts on an actual basis, and on a pro forma basis (calculated as if all 2010 acquisitions had been made as of January 1, 2010, as follows:

	Year ended December 31, 2010
Contract Type	Actual		Pro Forma (unaudited)
	(in millions)	(percentage)	(in millions)	(percentage)
Time & Materials	$70.3	65%	$102.3	67%
Fixed-Price-Level-of-Effort	$9.7	9%	$22.3	14%
Firm-Fixed-Price	$23.9	22%	$24.5	16%
Cost Reimbursement	$4.1	4%	$4.1	3%

Time-and-materials contracts.  Under a T&M contract, we are paid a fixed hourly rate for each direct labor hour expended and we are reimbursed for allowable material costs and out-of-pocket expenses. To the extent our actual direct labor and associated costs vary in relation to the fixed hourly billing rates among various labor categories provided in the contract, we will generate more or less profit or could incur a loss.

Fixed-price-level-of-effort contracts.  Fixed-price-level-of-effort contracts are substantially similar to T&M contracts except that they require a specified level of effort over a stated period of time.

Firm-fixed-price contracts.  FFP contracts provide for a fixed price for specified products, systems and/or services. If actual costs vary from planned costs on a FFP contract, we generate more or less than the planned amount of profit and may even incur a loss. Our FFP contracts are primarily for our products.

Cost reimbursement contracts.  Cost reimbursement contracts provide for reimbursement of our direct contract costs and allowable and allocable indirect costs, plus a fee.

Backlog

We define backlog to include both funded and unfunded orders for services under existing signed contracts, assuming the exercise of all options relating to those contracts, less the amount of revenue we have previously recognized under those contracts. We define funded backlog to be the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority. Unfunded backlog includes all contract options that have been priced but not funded. Unfunded backlog takes into account contract ceiling value under multiple award contracts, and includes estimates of future potential delivery orders that might be awarded under multiple award ID/IQ contract vehicles, GWACs or GSA schedule contracts.

As of January 1, 2011, our total backlog was $284.8 million, of which $91.9 million was funded and $192.9 million was unfunded.

Total backlog may fluctuate from period to period depending on our success rate in winning contracts and the timing of contract awards, renewals, modifications and cancellations. We expect to recognize a substantial portion of our funded backlog as revenue within the next 12 months. However, the U.S. Government may cancel any contract at any time.

Customers

We derive substantially all of our revenue from contracts with U.S. Government agencies involved with national security missions. In 2010, 57% of our revenue was derived from contracts with the NSA. For 2010, on a pro forma basis (calculated as if all 2010 acquisitions had been made as of January 1, 2010), approximately 53% of our revenue was derived from contracts with the NSA, approximately 15% of our revenue was derived from contracts with U.S. Air Force intelligence, approximately 27% of revenue was derived from another major intelligence agency and other intelligence, defense, homeland security and law enforcement organizations, and 5% was derived from commercial customers.

Our intelligence and defense customers typically exercise independent contracting authority. We serve customers in either a prime or a subcontractor capacity. Our customers include many of the 16 federal agencies listed below that comprise the Intelligence Community.

•	The Central Intelligence Agency (CIA)
•	The United States Department of Defense (DoD)
º	Air Force Intelligence Surveillance and Reconnaissance Agency (AFISRA)
º	Army Military Intelligence (MI)
º	Defense Intelligence Agency (DIA)
º	Marine Corps Intelligence Agency (MCIA)
º	National Geospatial-Intelligence Agency (NGA)
º	National Reconnaissance Office (NRO)
º	National Security Agency (NSA)
º	Office of Naval Intelligence (ONI)
•	United States Department of Energy
º	Office of Intelligence and Counterintelligence (OICI)
•	United States Department of Homeland Security
º	Office of Intelligence and Analysis (I&A)
º	Coast Guard Intelligence (CGI)
•	United States Department of Justice
º	Federal Bureau of Investigation (FBI)
º	Drug Enforcement Administration (DEA)
•	United States Department of State
º	Bureau of Intelligence and Research (INR)
•	United States Department of the Treasury
º	Office of Terrorism and Financial Intelligence (TFI)

Long-term relationships between intelligence customers and contractors develop because of the high level of security clearances required to work on projects and unique technical requirements of intelligence customers. For example, some members of our management have been working closely with the NSA for over 25 years, during which time they have completed numerous projects and we have several projects currently on-going with the NSA.

Our Competitive Strengths

We believe the following competitive strengths will allow us to take advantage of the trends in our industry:

Cyber superiority and intelligence focused.  We are a company that is entirely focused on delivering cyber superiority and intelligence support for our customers. We accomplish this by delivering a full range of cyber engineering services and solutions, as well as cyber intelligence products. Mastering cyberspace and thereby attaining cyber superiority is a core mission of the Intelligence Community. KEYW is building a platform of capabilities, culture, and technologies that is tailored to meeting this mission. This focus gives our customers faster and more innovative solutions than those offered by our competitors.

Agile intelligence, cybersecurity and cyber age operations expertise.  We have significant experience in building signal and information processing solutions and cybersecurity and cyber superiority solutions, using agile methodologies for the Intelligence Community to support mission critical activities and complex national security problems. The KEYW team has established a strong reputation for responding quickly to customer requirements, and working as a partner with our customers to identify and define these requirements. The changes in the threat environment that have occurred since 2001 have put enormous pressure on the Intelligence Community to respond more quickly and in a more integrated way than ever before. KEYW has a culture of innovation and agility that allows us to respond more quickly and with greater impact than large organizations.

Management’s Intelligence Community experience and relationships.  Our management has significant expertise in the Intelligence Community and a lengthy track record across all members of the Intelligence Community. Our insight into the Intelligence Community’s needs and our mission focus allow us to articulate and support our customers’ needs as they emerge, placing us at the forefront of solutions being offered. The senior members of KEYW’s leadership and technology teams have a record of supporting the Intelligence Community’s programs for the past 20 – 30 years. Our long-term relationships establish the basis of trust required to understand and support mission-critical requirements. During this period, our executives have gained access to the highest levels of the Intelligence Community and provided thought leadership in the transformation of the intelligence process to respond to challenges of cyber age operations and a rapidly changing asymmetrical global threat environment.

Skilled employees with high-level security clearances.  As of December 31, 2010, 88% of our employees have government security clearances, with 79% of our employees holding TS/SCI clearances. This concentration of highly-skilled and cleared personnel allows us to respond quickly to customer requirements and gives us on-going insight into our customers’ toughest national security problems. The requirement for these clearances and the time and process required to attain them are significant barriers to entering this market.

Established contract relationships.  We have a mix of prime contract and subcontract relationships with a long legacy of strong performance. An increasing number of our contracts are sole-source contracts, which are awarded without competitive bidding, based on innovation, distinct capabilities, and urgent and compelling needs.

Our Strategy

Our objective is to continue to grow our business as a provider of advanced solutions, including services, products, and fully integrated cyber platforms, to provide cyber intelligence to U.S. Government customers and to leverage our capabilities and innovations in this field to government intelligence, defense, civilian customers and the commercial market. Key elements of our strategy to accomplish our continued growth objective include:

Leveraging our distinct culture, which we describe as “Agile DNA,” products and solutions to expand U.S. Government business.  We intend to leverage our high technology capabilities and services, products and solutions to further penetrate the intelligence and defense communities and to expand our participation in other cyber intelligence growth areas of the U.S. Government in the homeland security and civilian sectors. We believe this will allow us to apply powerful cyber superiority solutions to the .gov community in a manner that is transparent and respectful of privacy in the civilian and commercial environments.

Pursuing strategic, capability-enhancing acquisitions.  We will continue to pursue selective strategic acquisitions that expand our cyber intelligence platform of capabilities and solutions. This will include companies that are leaders in supporting the U.S. intelligence and defense community, as well as technologies and solutions in cybersecurity and other areas of innovation that are critical to the transformation of the Intelligence Community into cyber age operations.

Fully integrating and accelerating our business development efforts.  As a company that is growing quickly through integrating multiple strategic acquisitions, we plan to capitalize and leverage investments that each of our platform companies have made in the business development function. We intend to capitalize on the collective capabilities, relationships and facilities of our acquisitions to expand the number and scope of our prime contracts, as well as increase the number of sole-source contracts where our agility and innovation can create new solutions to our customers’ toughest problems.

Building and leveraging our research and development efforts.  We intend to continue utilizing company and customer funded research and development to develop technologies, products and solutions that have significant potential for near-term, as well as long-term value in both the government and commercial markets. We will continue to use intellectual property that we license from other companies and create at KEYW in the areas of network traffic intelligence, cybersecurity, and cyber intelligence to build products and solutions to further penetrate the intelligence and defense market for cyber superiority.

Competition

We sell our services and products primarily to the intelligence and defense communities. The level of security clearances required for this work limits the range of competitors against whom we compete for customers in both communities. In addition, the number of competitors is limited even further by the level of technical expertise required to deliver products and services to our government customers. We compete either as prime contractor or as a subcontractor, depending on the requirements and scope of the project.

In our market, our competitors include both large competitors that offer a broad range of services and capabilities and smaller boutique organizations that are highly focused on particular capabilities, solutions, and customers. Our larger competitors include divisions of large defense contractors such as Lockheed Martin Corporation, The Boeing Company and Northrop Grumman Corporation. We also face competition from a number of large, well-established government contractors such as Science Applications International Corporation, CACI International, Inc. and others. The smaller competitors are generally privately held corporations with strong capabilities in delivering specific elements of a solution for a narrow range of customers. See “Risk Factors” for a description of the various risks we may face from our competitors.

Manufacturing

Our manufacturing capabilities support modest volume product manufacturing consistent with our customers’ needs for products that evolve rapidly and on a regular basis. We use a combination of in-house resources and contract manufacturing support provided by third parties. We believe that this approach to our manufacturing needs allows us to carefully manage capital investment while maintaining our ability to meet surges in the volume of customer requirements.

Research and Development

Our research and development, or R&D, consists of internal research and development, or IR&D, that is an allowable expense under U.S. Government contracts and research and development that is performed at our expense. Spending on R&D activities may vary, depending on the opportunities that we see and customer requirements. In 2009, we spent approximately $585,000, or 1.5%, of revenue on R&D. Of this amount, $503,000, or 1.3% of revenue, was for our products, and the remainder was for our other solutions. We typically budget 1.5% – 2% of revenue for R&D, which is frequently augmented by customer-funded development activities.

Since early 2009, a program we call “Encounter” serves as an on-going example of how we use research and development funds to respond to our customers’ needs with agility and to grow our business. Our customer had a technical problem that had been lingering for several years. The customer had spent millions of dollars with several large companies (both integrators and technology companies) searching for a solution, with no near-term solution in sight. Our engineers, knowing the importance of this problem to our customer, looked for new and innovative approaches. After reviewing the concept with our customer, we authorized a proof-of-concept project to begin immediately, prior to our customer’s official approval of the project, to demonstrate the potential of the new approach to our customer without delay. This initial project took approximately six weeks to complete. Armed with the results of this project, we met with our customer to explore how this solution might meet its urgent needs. After the successful demonstration, the customer issued a directed task order to continue the work, while the other contract activities that had not been producing results were cancelled. Our work on this project continues and has produced strong results for our customer. Encounter has expanded into a deployment project, where a number of systems have been integrated and deployed in our customer’s operating environment, and are being supported by us. We expect further development, deployment and ongoing support to continue for a number of years.

This case study exemplifies how we create long-term growth opportunities, on a sole-source basis, by leveraging our in-depth knowledge of our customers’ missions and needs, our Agile DNA and our ability to use IR&D. Our product line has evolved through a combination of customer development and IR&D. We frequently develop a core capability or technology and then customize this capability or technology to meet specific customer requirements.

Intellectual Property

We do not currently have any patents or patent applications. As we develop intellectual property, we make a determination, with the support of outside counsel, of the best manner in which to protect it whether through patent or copyright, or as trade secret. In conjunction with several of our products, we have developed intellectual property that we are protecting as trade secrets. We have made this determination based on the costs and risks involved, as well as on the pace at which changes are being made to the products.

As we build our solutions and products, we also make use of third-party intellectual property for which we purchase licenses, as necessary. We integrate technology, including hardware and software, based on designs and architectures that we develop with our customers.

Regulatory Matters

We must comply with laws and regulations relating to the formation, administration, and performance of U.S. Government contracts. The Federal Acquisition Regulation, or FAR, which mandates uniform policies and procedures for U.S. Government acquisitions and purchased services, governs the majority of our contracts. Individual agencies also have acquisition regulations that provide implementing language for the FAR or that supplement the FAR.

Other federal regulations require certification and disclosure of cost or pricing data in connection with contract negotiations for certain types of contracts, define allowable and unallowable costs, govern reimbursement rights under cost-based contracts, and restrict the use, dissemination and exportation of products and information classified for national security purposes.

Additionally, federal government contracts, by their terms, generally can be terminated at any time by the federal government, without cause, for the convenience of the federal government. If a federal government contract is so terminated, we would be entitled to receive compensation for the services provided and costs incurred through the time of termination, plus settlement expenses and a negotiated amount of profit. Federal government contractors who fail to comply with applicable U.S. Government procurement-related statutes and regulations may be subject to potential contract termination, suspension and debarment from contracting with the U.S. Government, or other remedies. See “Risk Factors” for a description of the various risks we may face regarding laws and regulations relating to U.S. Government Contracts.

Corporate Information

We are a holding company and conduct our operations through The KEYW Corporation and its subsidiaries. We were incorporated in Maryland in December 2009. The KEYW Corporation was incorporated in Maryland in May 2008 and became our wholly-owned subsidiary in December 2009 as part of a corporate restructuring. We acquired our predecessor, Integrated Computer Concepts, Incorporated or ICCI, in September 2008.

The address of our principal executive office is 1334 Ashton Road, Suite A, Hanover, Maryland 21076 and our general telephone number is (443) 270-5300. Our web site address is www.keywcorp.com. The information on or accessed through, our web site is not part of this or any other report we file with or furnish to the SEC.

Item 1A.	RISK FACTORS

You should carefully consider the following risks and all other information contained in this annual report, including our financial statements and the related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our common stock could decline, and you may lose some or all of your investment.

Risks Relating to Our Business

We currently rely on sales to the U.S. Government for substantially all of our revenue. If our relationships with U.S. Government agencies were harmed, our business, future revenue and growth prospects would be adversely affected.

We derive substantially all of our revenue from our U.S. Government customers. In 2010, 2009 and 2008, we generated 95%, 100% and 99%, respectively, of our total revenue from contracts with the U.S. Government, either as a prime contractor or a subcontractor. We expect that U.S. Government contracts will continue to be the primary source of our revenue for the foreseeable future. Our reputation and relationship with the U.S. Government, and in particular with the agencies of the U.S. Intelligence Community and the Department of Defense, are key factors in maintaining and growing our revenue. For example, in 2010, on a pro forma basis, approximately 53% of our revenue was derived from contracts with the National Security Agency (NSA), approximately 15% of our revenue was derived from contracts with U.S. Air Force Intelligence customers, approximately 27% of revenue was derived from another major intelligence agency and other intelligence, defense, homeland security and law enforcement organizations, and 5% was derived from commercial customers. Our business, prospects, financial condition and/or operating results would be materially harmed if:

•	we were to lose, or there were to occur a significant reduction in, government funding of one or more programs for which we are the prime contractor or in which we participate;
•	we were suspended or debarred from contracting with the U.S. Government; or
•	our reputation, relationships, or the reputations or relationships of our senior managers with the government agencies with which we currently do business or seek to do business is impaired.

A decline in U.S. Government spending and mission priorities may adversely affect our future revenue and limit our growth prospects.

Continued U.S. Government expenditures on intelligence, defense and other programs for which we provide support are critically important for our business. While spending authorization for intelligence and defense-related programs by the government has increased in recent years due to greater homeland security and foreign military commitments and to a general outsourcing trend, these spending levels may not be sustainable and could significantly decline. Future levels of expenditures and authorizations for programs we support may decrease or shift to programs in areas where we do not currently provide services, or contract opportunities may be in-sourced to be performed by U.S. Government employees. Changes in spending authorizations and budgetary priorities could also occur due to a shift in the number, and intensity, of potential and ongoing conflicts, including the current conflicts in Iraq and Afghanistan, the rapid growth of the federal budget deficit, increasing political pressure to reduce overall levels of government spending, shifts in spending priorities from intelligence and defense-related programs as a result of competing demands for federal funds, or other factors. Our business prospects, financial condition or operating results could be materially harmed among other causes by the following:

•	budgetary constraints affecting U.S. government spending generally, or specific departments or agencies in particular, and changes in available funding;
•	changes in U.S. government programs or requirements; and
•	U.S. government shutdown (such as that which occurred during fiscal year 1996) and other potential delays in the appropriations process.

These or other factors could cause U.S. Government agencies and departments to reduce their purchases under contracts, exercise their right to terminate contracts, or not exercise options to renew contracts, any of which could cause us to lose revenue. A significant decline in overall U.S. Government spending, or a shift in expenditures away from agencies or programs that we support, could cause a material decline in our revenue.

We depend on U.S. Government contract awards that are only partially funded and which depend upon annual budget appropriations. A delay in the completion of the U.S. Government’s budget process could delay procurement of the services and solutions we provide and have an adverse effect on our future revenue.

Budget decisions made by the U.S. Government are outside of our control and have significant consequences for our business. Funding for U.S. Government contract awards is subject to Congressional appropriations. Although multi-year awards may be planned or authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may be expected to continue for several years. Consequently, awards often initially receive only partial funding, and additional funds are committed only as Congress makes further appropriations. The termination of funding for any of our U.S. Government prime contracts or subcontracts could result in a loss of anticipated future revenue attributable to that program and a reduction in our cash flows and could have an adverse impact on our operating results.

In years when the U.S. Government does not complete its budget process before the end of its fiscal year on September 30, government operations are typically funded pursuant to a “continuing resolution” that authorizes agencies of the U.S. Government to continue to operate, but does not authorize new spending initiatives. When the U.S. Government operates under a continuing resolution, delays can occur in the procurement of the services and solutions that we provide. When supplemental budgets are required to operate the U.S. Government and passage of legislation needed to approve any supplemental budget is delayed, the overall funding environment for our business could be adversely affected.

The U.S. Government may modify, curtail or terminate our contracts at any time prior to their completion and, if we do not replace them, we may be unable to sustain our revenue growth and may suffer a decline in revenue.

Many of the U.S. Government programs in which we participate as a contractor or subcontractor may extend for several years. These programs are normally funded on an incremental basis. Under our contracts, the U.S. Government generally has the right not to exercise options to extend or expand our contracts and may modify, curtail or terminate the contracts and subcontracts at its convenience.

If the U.S. Government terminates a contract for convenience, we may recover only our incurred or committed costs, settlement expenses and profit on work completed prior to the termination. We cannot recover anticipated future profits on terminated work. If the U.S. Government terminates a contract for default, we may not recover each of those types of costs, and instead may be liable for excess costs incurred by the U.S. Government in procuring undelivered items and services from another source.

Any decision by the U.S. Government not to exercise contract options or to modify, curtail or terminate our major programs or contracts would adversely affect our revenue and revenue growth.

We may not realize as revenue the full amounts reflected in our backlog, which could adversely affect our future revenue and growth prospects.

As of December 31, 2010, our total backlog was $284.8 million, which included $192.9 million in unfunded backlog. The U.S. Government’s ability not to exercise contract options or to modify, curtail or terminate our major programs or contracts makes the calculation of backlog subject to numerous uncertainties. Due to the uncertain nature of our contracts with the U.S. Government, we may never realize revenue from some of the engagements that are included in our backlog. Our unfunded backlog, in particular, contains amounts that we may never realize as revenue because the maximum contract value specified under a U.S. Government contract or task order awarded to us is not necessarily indicative of the revenue that we will realize under that contract. If we fail to realize as revenue amounts included in our backlog, our future revenue and growth prospects may be adversely affected. For additional information on our backlog, see “Business — U.S. Federal Government Contracts — Backlog.”

If we fail to comply with complex procurement laws and regulations, we could lose business and be liable for various penalties or sanctions.

We must comply with laws and regulations relating to the formation, administration and performance of federal government contracts. These laws and regulations affect how we conduct business with our federal government customers. In complying with these laws and regulations, we may incur significant costs, and the U.S. Government may impose additional fines and penalties, including contractual damages, in the event of our non-compliance. Among the more significant laws and regulations affecting our business are the following:

•	the Federal Acquisition Regulation, which comprehensively regulates the formation, administration and performance of federal government contracts;
•	the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with cost-type contracts;
•	the Cost Accounting Standards and Cost Principles, which impose accounting requirements that govern our right to reimbursement under certain cost-based federal government contracts; and
•	laws, regulations and executive orders restricting the use and dissemination of classified information and, under U.S. export control laws, the export of certain products and technical data.

Our contracting agency customers periodically review our performance under and compliance with the terms of our federal government contracts. If we fail to comply with these laws and regulations or if a government review or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions, including:

•	termination of contracts;
•	forfeiture of profits;
•	cost associated with triggering of price reduction clauses;
•	suspension of payments;
•	fines; and
•	suspension or debarment from doing business with the U.S. Government.

Additionally, the False Claims Act provides for potentially substantial civil penalties where, for example, a contractor presents a false or fraudulent claim to the government for payment or approval. Actions under the False Claims Act may be brought by the government or by other persons on behalf of the government (who may then share a portion of any recovery).

Because substantially all of our revenue is dependent on our selection, performance and payment under our U.S. Government contracts, the loss of one or more large contracts or any suspension or debarment from doing business with U.S. Government agencies would result in a loss of anticipated future revenue from U.S. Government contracts and a reduction in cash flows and would have a material adverse effect on our operating results.

U.S. Government contracts contain other provisions that may be unfavorable to contractors.

Beyond the right to terminate a contract for convenience or decline to exercise an option to renew, U.S. Government contracts contain provisions and are subject to laws and regulations that give the U.S. Government rights and remedies not typically found in commercial contracts. These provisions, laws and regulations permit the U.S. Government to do the following:

•	reduce or modify contracts or subcontracts;
•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;
•	claim certain rights (including, under certain circumstances, certain intellectual property rights) in products and systems produced by us; and
•	suspend or debar us from doing business with the U.S. Government.

If the U.S. Government exercises its rights under any of these provisions, our ability to operate or our competitive advantage could be hindered, and our revenue and net income could decline.

Further, U.S. Government contracts and certain laws and regulations contain provisions that may restrict our ability to provide our products and services to third parties. These restrictions may prevent us from leveraging our products, services, intellectual property, know-how or other revenue-generating aspects of our business or our acquisitions to the fullest extent in the commercial sector.

The U.S. Government may revise its procurement or other practices in a manner adverse to us.

The U.S. Government may revise its procurement practices or adopt new contracting rules and regulations, such as cost accounting standards. It could also adopt new contracting methods relating to General Services Administration (GSA) contracts, or other government-wide acquisition contracts (GWACs), or adopt new standards for contract awards intended to achieve certain social or other policy objectives. In addition, the U.S. Government may face restrictions from new legislation or regulations, as well as pressure from government employees and their unions, on the nature and amount of services the U.S. Government may obtain from private contractors. These changes could impair our ability to obtain new contracts or to continue to retain contracts under which we currently perform when and if those contracts are put up for renewed competitive bidding. Any new contracting methods could be costly or administratively difficult for us to implement, and, as a result, could harm our operating results.

Audits by U.S. Government agencies could result in unfavorable audit results that could subject us to a variety of penalties and sanctions, and could harm our reputation and relationships with our customers.

U.S. Government agencies, including the Defense Contract Audit Agency (DCAA) and others, routinely audit and review contractors’ performance on contracts, cost structure, pricing practices and compliance with applicable laws, regulations and standards. They also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s accounting, billing, cost, purchasing, property, estimating, compensation, management information system and other systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. Adverse findings in a DCAA audit could materially affect our competitive position and result in a substantial adjustment to our revenue and net income.

If a U.S. Government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of net income, suspension of payments, fines and suspension or debarment from doing business with U.S. Government agencies. In addition, we could suffer serious harm to our reputation and competitive position if allegations of impropriety were made against us, whether true or not. If our reputation or relationship with U.S. Government agencies were impaired, or if the U.S. Government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our revenue and net income would decline.

A significant portion of our revenue and net income is derived from a few key contracts. The loss of any one or more of these contracts could cause a material decline in our operating results.

For the year ended December 31, 2010, on an actual basis, we had 1 contract that accounted for over 10% of our revenue, for a total of $10.8 million, or 10% of our total revenue. For the year ended December 31, 2010, our 10 largest contracts accounted for a total of $41.3 million, or 38.5% of our total revenue. Although we have been successful in continuing work on most of our large contracts in the past, there is no assurance that we will be able to do so in the future. The revenue stream from one or more of these contracts could end for a number of reasons, including the completion of the customer’s requirements, the completion or early termination of our current contract, the consolidation of our work into another contract where we are not a contractor under that contract, or the loss of a competitive bid for the follow-on work related to our current contract. If any of these events were to occur, we could experience an unexpected, significant reduction in revenue and net income.

We derive significant revenue from contracts awarded through a competitive bidding process involving substantial costs and risks. Due to this competitive pressure, we may be unable to sustain our revenue growth and profitability.

We expect a significant portion of the business that we will seek in the foreseeable future will be awarded through competitive bidding. The competitive bidding process involves substantial costs and a number of risks, including the significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us and our failure to accurately estimate the resources and costs that will be required to fulfill any contract we win. In addition, following a contract award, we may encounter significant expense, delay or contract modifications as a result of our competitors protesting or challenging contracts awarded to us in competitive bidding. In addition, multi-award contracts require that we make sustained post-award efforts to obtain task orders under the contract. We may not be able to obtain task orders or recognize revenue under these multi-award contracts. Our failure to compete effectively in this procurement environment would adversely affect our revenue and/or profitability.

We face intense competition from many competitors that, among other things, have greater resources than we do.

We operate in highly competitive markets and generally encounter intense competition to win contracts and task orders. We compete with many other firms, ranging from small, specialized firms to mid-tier technology firms and large, diversified firms, many of which have substantially greater financial, management and marketing resources than we do. Significant competitors include divisions of large defense contractors such as Lockheed Martin Corporation, The Boeing Company and Northrop Grumman Corporation. We also face competition from a number of large, well-established government contractors such as SAIC, Inc., CACI International Inc. and others. Our competitors may be able to provide our customers with different or greater capabilities or benefits than we can in areas such as technical qualifications, past contract performance, geographic presence, price and the availability of qualified professional personnel. Our failure to compete effectively because of any of these or other factors could cause our revenue and operating profits to decline. In addition, our competitors also have established or may establish relationships among themselves or with third parties to increase their ability to address our customers’ needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge that would compete with us more effectively than they do currently.

Our earnings and profitability may vary based on the mix of our contracts and may be adversely affected by our failure to accurately estimate and manage costs, time and resources.

We generate revenue under various types of contracts, which include time and materials (T&M), fixed-price-level-of-effort, firm-fixed-price (FFP), and cost reimbursement contracts. For the year ended December 31, 2010, we derived revenue from such contracts on an actual basis, and on a pro forma basis, as if all companies acquired in 2010 had been acquired as of January 1, 2010, as follows:

	Year ended December 31, 2010
	Actual		Pro Forma (unaudited)
Contract Type	(in millions)	(percentage)	(in millions)	(percentage)
Time & Materials	$70.3	65%	$102.3	67%
Fixed-Price-Level-of-Effort	$9.7	9%	$22.3	14%
Firm-Fixed-Price	$23.9	22%	$24.5	16%
Cost Reimbursement	$4.1	4%	$4.1	3%

Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenue derived from each type of contract, the nature of services or products provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined. Cost reimbursement and T&M contracts generally have lower profitability than FFP contracts. Our operating results in any period may be affected, positively or negatively, by variable purchasing patterns by our customers of our more profitable border, port and mobile security products.

To varying degrees, there is a risk that we could underestimate the costs and resources necessary to fulfill each of our contract types. While FFP contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns. When making proposals on these types of contracts, we rely heavily on our estimates of costs and timing for completing the associated projects, as well as on assumptions regarding technical issues. In each case, our failure to accurately estimate costs or the resources and technology needed to perform our contracts or to effectively manage and control our costs during the performance of our work could result, and in some instances has resulted, in reduced profits or in losses. More generally, any increased or unexpected costs or unanticipated delays in connection with the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control, could make our contracts less profitable or unprofitable.

We have a limited operating history, which may not provide an adequate basis for projection of our future prospects and results of operations.

Our limited operating history and method of initial growth may not provide a meaningful basis on which to evaluate our business. Since our founding in 2008, we have undertaken multiple acquisitions that have provided the basis of our business and revenue. Although our revenues have grown significantly since our formation, we have only recently become profitable and we may not be able to maintain our profitability and may incur net losses in the future. The lack of long term historical financial results as an operating entity may make it difficult to project our revenues and profitability. Further, we are subject to the risks inherent in the ownership and operation of a company with a limited operating history, such as setbacks and delays in integration of acquired companies, fluctuations in expenses, and competition from competitors that have a more extensive operating history and track record. Any failure to address these risks could seriously harm our business and prospects. We will continue to encounter risks and challenges frequently experienced by companies at a similar stage of development, including:

•	the ability to implement our business strategies and to adapt and modify them as needed;
•	our efforts to develop and protect our reputation and customer loyalty within the sectors in which we compete for contracts;
•	the management of our acquired subsidiaries and integrated operations, including the integration of any future acquisitions;
•	maintaining adequate control of our expenses; and
•	anticipating and adapting to future government proposals and the impact of any changes in government regulation.

Acquisitions have formed a significant part of our growth strategy in the past and we expect to continue this strategy in the future. If we are unable to identify suitable acquisition candidates, integrate the businesses we acquire or realize the intended benefits, this aspect of our growth strategy may not succeed. Acquisitions involve numerous risks, including risks related to integration and undisclosed or underestimated liabilities.

Historically, part of our growth strategy has relied on acquisitions. We expect to derive a portion of our growth by acquiring businesses and integrating those businesses into our existing operations. We intend to seek acquisition opportunities both to expand into new markets and to enhance our position in our existing markets. However, our ability to do so will depend on a number of steps, including our ability to:

•	identify suitable acquisition candidates;
•	negotiate appropriate acquisition terms;
•	obtain debt or equity financing that we may need to complete proposed acquisitions;
•	complete the proposed acquisitions; and
•	integrate the acquired business into our existing operations.

If we fail to achieve any of these steps, our growth strategy may not be successful.

In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations accounting systems, technologies, services and products of the acquired company, the potential loss of key employees of the acquired company and the diversion of our management’s attention from other business concerns. This is the case particularly in the fiscal quarters immediately following the completion of an acquisition to the extent the operations of the acquired business are integrated into the acquiring businesses’ operations during this period. We cannot be sure that we will accurately anticipate all of the changing demands that any future acquisition may impose on our management, our operational and management information systems, and our financial systems.

We may underestimate or fail to discover liabilities relating to a future acquisition during the due diligence investigation and we, as the successor owner, might be responsible for any such liabilities. Although we seek to minimize the impact of underestimated or potential undiscovered liabilities by structuring acquisitions to minimize liabilities and obtaining indemnities and warranties from the selling party, these methods may not fully protect us from the impact of undiscovered liabilities. Indemnities or warranties are often limited in scope, amount or duration, and may not fully cover the liabilities for which they were intended. The liabilities that are not covered by the limited indemnities or warranties could have a material adverse effect on our business and financial condition. In addition, acquisitions can raise potential Organizational Conflict of Interest (OCI) issues that can impact the nature and timing of the acquisition or the acquiring entity’s ability to compete for future contracts where the acquired entity may have been involved.

We have a substantial investment in recorded goodwill as a result of our acquisitions, and changes in future business conditions could cause these investments to become impaired, requiring substantial write-downs that could reduce our net income or increase our net loss.

As of December 31, 2010, goodwill accounted for $130.4 million, or 64% of our recorded total assets on an actual basis. We review our goodwill for impairment annually and when events or changes in circumstances indicate the carrying value may not be recoverable. As we operate as a single segment, our goodwill is evaluated at the total company level. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. If goodwill became impaired, we could record a significant charge to earnings in our financial statements during the period in which impairment of our goodwill is determined, which could significantly reduce or eliminate our net income.

We have significant contingent earn-out obligations related to the acquisition of TAG that may adversely affect our liquidity and financial condition, results of operations and stock price. We may also pursue acquisitions in the future that include earn-out provisions.

Our acquisition of TAG in 2010 contains a contingent earn-out provision that may require us to make additional payments in the future. Under this earn-out arrangement, our maximum aggregate potential contingent payment obligation is up to 3,000,000 shares of our common stock and the payment of additional cash if TAG exceeds certain target revenue and gross margin levels. Though this contingent earn-out will only begin to be paid if TAG exceeds a minimum revenue level of $90 million in aggregate revenue in 2010 and 2011, and additional cash will only be paid should TAG exceed $135 million of aggregate revenue subject to achieving gross margins of 20% or greater, the issuance of any additional stock or payment of any additional cash made pursuant to this earn-out provision may adversely affect our liquidity and financial condition, results of operations and stock price. Our existing earn-out obligation for the TAG Acquisition will expire on December 31, 2011. We currently assess the probability of any of this earn-out being achieved as remote. However, we may enter into acquisition agreements in the future, the terms of which may include earn-out provisions. These contingent obligations could adversely affect our liquidity and financial condition, results of operations and stock price.

We may require additional capital to finance our growth. If the terms on which the additional capital is available are unsatisfactory, if the additional capital is not available at all or we are not able to fully access our existing credit facility, we may not be able to pursue our growth strategy.

Our growth strategy will require additional capital investment to complete acquisitions, integrate any completed acquisitions into our existing operations, and to expand into new markets.

To the extent that we do not generate sufficient cash internally to provide the capital we require to fund our growth strategy and future operations, we will require additional debt or equity financing. We cannot be sure that this additional financing will be available or, if available, will be on terms acceptable to us. Further, high volatility in the equity markets may make it difficult for us to access the equity markets for additional capital at attractive prices, if at all. If we are unable to obtain sufficient additional capital in the future, it will limit our ability to implement our business strategy. Continued issues resulting from the current global financial crisis and economic downturn involving liquidity and capital adequacy affecting lenders could affect our ability to fully access our existing credit facilities. In addition, even if future debt financing is available, it may result in (1) increased interest expense, (2) increased term loan payments, (3) increased leverage, and (4) decreased income available to fund further acquisitions and expansion. It may also limit our ability to withstand competitive pressures and make us more vulnerable to economic downturns. If future equity financing is available, it may dilute the equity interests of our existing stockholders.

If we are unable to manage our growth, our business could be adversely affected.

Achieving our plans for growth will place significant demands on our management, as well as on our administrative, operational, and financial resources. For us to successfully manage our growth, we must continue to improve our operational, financial and management information systems and expand, motivate and manage our workforce. If we are unable to successfully manage our growth without compromising the quality of our services and products, our business, prospects, financial condition or operating results could be adversely affected.

We are dependent on the continued services and performance of our senior management, the loss of any of whom could adversely affect our business, operating results and financial condition.

We believe that our future performance depends on the continued services and continuing contributions of our senior management to execute our business plan, and to identify and pursue new opportunities successfully. In addition, the relationships and reputation that many members of our senior management team have established and maintain with federal government personnel contribute to our ability to maintain strong customer relationships. Therefore, the loss of services of senior management could significantly delay or prevent the achievement of our development and strategic objectives.

Our failure to attract, train and retain skilled employees with (or who can obtain) appropriate security clearances would adversely affect our ability to execute our strategy.

Our business involves the development of tailored solutions for our customers, a process that relies heavily upon the expertise and services of our employees. Our continued success depends on our ability to recruit and retain sufficient numbers of highly qualified individuals who have advanced engineering and information technology skills, specialized knowledge of customer missions and appropriate security clearances, and who work well with our government customers. Due to our growth and increased competition for experienced personnel, particularly in highly specialized areas, it has become more difficult for us to meet our needs for these employees in a timely manner and this may affect our growth in the current fiscal year and in future years. Although we intend to continue to devote significant resources to recruit, train and retain qualified employees, we may not be able to attract and retain these employees. Any failure to do so could impair our ability to perform our contractual obligations efficiently and timely meet our customers’ needs and win new business, which could adversely affect our future results. Our overall employee attrition rate in 2010, on an actual basis, was 12.0%.

In addition, the relationships and reputation that many members of our senior management team have established and maintain with government personnel contribute to our ability to maintain good customer relationships and to identify new business opportunities. The loss of key personnel may impair our ability to obtain new U.S. Government awards or adequately perform under our current U.S. Government contracts. We also rely on the skills and expertise of our senior technical development personnel, the loss of any of whom could prevent us from completing current development projects and restrict new development projects. We currently do not maintain “key person” insurance on any of our executives or key employees.

Our business depends upon obtaining and maintaining required security clearances.

Many of our federal government contracts require our employees to maintain various levels of security clearances, and we are required to maintain certain facility security clearances complying with Department of Defense and Intelligence Community requirements. Obtaining and maintaining security clearances for employees involves lengthy processes, and it is difficult to identify, recruit and retain employees who already hold security clearances. If our employees are unable to obtain or retain security clearances or if our employees who hold security clearances terminate employment with us and we are unable to find replacements with equivalent security clearances, we may be unable to perform our obligations to customers whose work requires cleared employees, or such customers could terminate their contracts or decide not to renew them upon their expiration. In addition, we expect that many of the contracts on which we will bid will require us to demonstrate our ability to obtain facility security clearances and perform work with employees who hold specified types of security clearances. To the extent we are not able to obtain or retain facility security clearances or engage employees with the required security clearances for a particular contract, we may not be able to bid on or win new contracts, or effectively re-bid on expiring contracts.

Employee misconduct, including security breaches, could cause us to lose customers or our ability to contract with the U.S. Government.

Misconduct, fraud or other improper activities by our employees could have a significant adverse impact on our business and reputation, particularly because we are a U.S. Government contractor. Such misconduct could include the failure to comply with U.S. Government procurement regulations, regulations regarding the protection of classified information, legislation regarding the pricing of labor and other costs in U.S. Government contracts, and any other applicable laws or regulations. Employee or former employee misconduct involving data security lapses or breaches of confidentiality resulting in the compromise of our or our customer’s sensitive or classified information could result in remediation costs, in regulatory sanctions against us and in serious harm to our reputation. The precautions we take to prevent and detect these activities may not be effective, and we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or misconduct by any of our employees could subject us to fines and penalties, loss of security clearances and suspension or debarment from contracting with the U.S. Government, any of which would adversely affect our business and reputation.

Our quarterly operating results are likely to vary significantly and be unpredictable, which could cause the trading price of our stock to decline.

Our operating results have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control, including:

•	the level of demand for our products and services;
•	the budgeting cycles and purchasing practices of our customers;
•	acquisitions of other businesses;
•	failure to accurately estimate or control costs under FFP contracts;
•	commencement, completion or termination of projects during any particular quarter; and
•	changes in senior U.S. Government officials that affect the timing of technology procurement.

Any one of the factors above or the cumulative effect of some of the factors referred to above may result in significant fluctuations in our quarterly operating results. This variability and unpredictability could result in our failing to meet our revenue or operating results expectations or those of securities analysts or investors for any period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our shares could fall substantially.

Our credit facility contains financial and operating covenants that limit our operations and could lead to adverse consequences if we fail to comply.

Our credit facility contains financial and operating covenants that, among other things, require us to maintain or satisfy specified financial ratios (including debt to adjusted EBITDA ratios and fixed charge coverage ratios as further described under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facility”), limit our ability to incur indebtedness, pay dividends or engage in certain significant business transactions, and require us to comply with a number of other affirmative and negative operating covenants. Failure to meet these financial and operating covenants could result from, among other things, changes in our results of operations, our incurrence of debt or changes in general economic conditions. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders, which could harm our business and operations. In addition, our credit facility contains several other material covenants, including a lien against our assets (including receivables), limitations on additional debt, pre-approval of any acquisitions, a prohibition of dividends, and restrictions on the sale, lease, or disposal of any substantial part of our assets, other than in the normal course of business.

We have only a limited ability to protect and enforce our intellectual property rights, which we consider important to our success. Failure to adequately protect or enforce our intellectual property rights could adversely affect our competitive position and cause us to incur significant expense.

We believe that our success depends, in part, upon our ability to protect our proprietary information and other intellectual property. We rely principally on trade secrets to protect much of our intellectual property where we do not believe that patent protection is appropriate or obtainable. However, trade secrets are difficult to protect and to enforce against third parties. Although we believe that we have adopted reasonable practices to ensure that our employees are subject to appropriate confidentiality obligations and to ensure that we obtain appropriate ownership rights in intellectual property developed by our employees (or by the employees of companies that we have acquired), our practices in this regard may be insufficient, which could result in the misappropriation or disclosure of our confidential information or disputes regarding (or the loss of rights to) certain of our intellectual property. In addition, we may be unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights. Failure to obtain or maintain trade secret protection could adversely affect our competitive business position. The protections that we receive for our trade secrets and other intellectual property rights may not be sufficient to prevent our competitors from copying, infringing, or misappropriating our products and services. Similarly, there is no guarantee that when we do apply for intellectual property protection the applications will result in registrations sufficient to protect our rights. In addition, we cannot be certain that others will not independently develop, design around or otherwise acquire equivalent or superior technology or intellectual property rights.

From time to time, we may seek to enforce our intellectual property rights against third parties. The fact that we have intellectual property rights may not guarantee success in our attempts to enforce these rights against third parties. If we are unable to prevent third parties from infringing or misappropriating our trade secrets or other intellectual property rights, our competitive position could be adversely affected. Our ability and potential success in enforcing our rights is also subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights. When we seek to enforce our rights, we may be subject to claims that our intellectual property rights are invalid, otherwise unenforceable, or are licensed to the party against whom we are asserting the claim. In addition, our assertions of intellectual property rights may result in the other party seeking to assert various claims against us, including its own alleged intellectual property rights, claims of unfair competition, or others. In the course of conducting our business, we may also inadvertently infringe the intellectual property rights of others, resulting in claims against us or our customers. Our contracts generally indemnify our customers for third-party claims for intellectual property infringement by the services and products we provide. The expense of defending these claims may adversely affect our financial results.

Our acquisitions frequently include the hiring of employees from the acquired entity. These employees may be subject to confidentiality provisions that are not related to the acquisition and may have been exposed to third party confidential information and intellectual property that we do not have the rights to use. During the course of their employment in our business, there is always a risk that employees may inadvertently breach confidentiality obligations or inadvertently infringe third party intellectual property rights based on their prior employment, which could adversely affect our business.

In addition, we conduct research and development under projects with the U.S. Government. In general, our rights to technologies we develop under those projects are subject to the U.S. Government’s non-exclusive, non-royalty bearing, world-wide license to use those technologies. Under certain circumstances, the U.S. Government could also claim rights in our intellectual property that could make it difficult to prevent disclosure to, licensing to, or use by third parties, which could adversely affect our competitive position and business.

We may become involved in intellectual property disputes, which could subject us to significant liability, divert the time and attention of our management and prevent us from selling our products.

We, or our customers, may be a party to litigation in the future to protect our intellectual property or be required to respond to allegations that we infringe on others’ intellectual property. If any parties assert that our products infringe upon their proprietary rights, we would be forced to defend ourselves, and possibly our customers, against the alleged infringement, or to negotiate and possibly enter into settlement agreements that could adversely affect our intellectual property rights or the operation of our business. If we are unsuccessful in any intellectual property litigation or enter into any dispute-related settlement, we could be subject to significant liability and loss of our proprietary rights. Intellectual property litigation, regardless of its success, would likely be time consuming and expensive to resolve and would divert management’s time and attention. In addition, we could be forced to do one or more of the following:

•	stop selling, incorporating or using our products that include the challenged intellectual property;
•	obtain from the owner of any infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or may require us to extend a cross-license to rights under our intellectual property;
•	pay substantial damages; and/or
•	re-design those products that use the technology.

If we are forced to take any of these actions, our business could be harmed.

We rely on the availability of third-party licenses.

Certain of our products include software or other intellectual property licensed from third parties. It may be necessary in the future to renew licenses relating to various aspects of these products or to seek new licenses for existing or new products. There can be no assurance that the necessary licenses would be available on equivalent terms to those currently available, on other terms acceptable to us, or at all. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could result in delays in product releases until equivalent technology can be identified, licensed or developed, if at all, and integrated into our products and may have a material adverse effect on our business, operating results, and financial condition. Moreover, the inclusion in our products of software or other intellectual property licensed from third parties on a nonexclusive basis could limit our ability to differentiate our products from those of our competitors.

Many of our contracts contain performance obligations that require innovative design capabilities, are technologically complex, require state-of-the-art manufacturing expertise or are dependent upon factors not wholly within our control. Failure to meet these obligations could adversely affect our profitability and future prospects.

We design, develop and manufacture technologically advanced and innovative products and services applied by our customers in a variety of environments. Problems and delays in development or delivery as a result of issues with respect to design, technology, licensing and patent rights, labor, learning curve assumptions or materials and components could prevent us from achieving contractual requirements.

In addition, our products cannot be tested and proven in all situations and are otherwise subject to unforeseen problems. Examples of unforeseen problems that could negatively affect revenue and profitability include premature failure of products that cannot be accessed for repair or replacement, problems with quality, country of origin, delivery of subcontractor components or services and unplanned degradation of product performance. Among the factors that may affect revenue and profits could be unforeseen costs and expenses not covered by insurance or indemnification from the customer, diversion of management focus in responding to unforeseen problems, loss of follow-on work, and, in the case of certain contracts, repayment to the government customer of contract cost and fee payments we previously received.

Business disruptions could reduce our expected revenue, increase our expenses, and damage our reputation.

We rely to a large extent upon sophisticated technology systems and infrastructure. We take reasonable steps to protect them, including the implementation and use of certain security precautions. However they are potentially vulnerable to breakdown, malicious intrusion, natural disaster, and random attack. A disruption to our systems or infrastructure could damage our reputation and cause us to lose customers and revenue. This could require us to expend significant efforts and resources or incur significant expense to eliminate these problems and address related security concerns.

Risks Relating to Our Common Stock

The price of our common stock may be subject to wide fluctuations.

Prior to our IPO in October 2010, there was not a public market for our common stock. The market price of our common stock is subject to significant fluctuations. Among the factors that could affect our common stock price are the risks described in this “Risk Factors” section and other factors, including:

•	quarterly variations in our operating results compared to market expectations;
•	changes in expectations as to our future financial performance, including financial estimates or reports by securities analysts;
•	changes in market valuations of similar companies;
•	liquidity and activity in the market for our common stock;
•	actual or expected sales of our common stock by our stockholders, including any of our significant stockholders;

•	potential trading activity of the approximately 13 million shares that are currently under lockup agreements until March 31, 2011 in conjunction with the IPO, following the expiration of these agreements
•	strategic moves by us or our competitors, such as acquisitions or restructurings;
•	general market conditions; and
•	future sales of our common stock; and
•	domestic and international economic, legal and regulatory factors unrelated to our performance.

As a result of the existence of one or more of these factors, the price of our common stock may be subject to wide fluctuations.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If we do not maintain adequate research coverage or if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 23.8% of our outstanding common stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our articles of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

We have previously issued common stock as a portion of the consideration paid for certain acquisitions. Our current stockholders may experience dilution in their holdings if we issue additional shares of common stock as a result of the TAG Acquisition, or in future acquisitions where we use our stock.

We issued 1,892,000 shares of our common stock as consideration in our 2008 acquisitions. In 2009, we issued 135,052 shares of common stock in conjunction with acquisitions. Further, in connection with the TAG Acquisition in 2010, we agreed to issue up to 3,000,000 shares of our common stock pursuant to a contingent earn-out provision, and we issued 486,554 shares of our common stock as part of the consideration for other acquisitions in 2010. If we issue additional shares of common stock as a result of this earn-out provision, or if we otherwise issue stock in connection with future acquisitions, stockholders may suffer dilution of ownership interest in the company.

Provisions in our organizational documents and in Maryland law may inhibit potential acquisition bids that our stockholders may consider favorable, and the market price of our common stock may be lower as a result.

Our charter and bylaws, as in effect upon closing of this offering, will contain provisions that may have an anti-takeover effect and inhibit a change in our board of directors and management. These provisions include the following:

•	Our charter permits our board of directors to issue preferred stock with terms that may discourage a third party from acquiring us. Our charter permits our board of directors to issue up to 5 million shares of preferred stock, having preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications or terms or conditions of redemption as determined by our board of directors. Our board of directors could authorize the issuance of preferred stock with terms and conditions that could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of our shares might receive a premium for their shares over the then-prevailing market price;
•	Our charter and bylaws contain other possible anti-takeover provisions. Our charter and bylaws contain other provisions that may have the effect of delaying, deferring or preventing a change-of-control or the removal of existing directors and, as a result, could prevent our stockholders from being paid a premium for their common stock over the then-prevailing market price. These provisions include the advance notice requirements for stockholder proposals and director nominations.

In addition, Maryland law provides protection for Maryland corporations against unsolicited takeovers by limiting, among other things, the duties of the directors in unsolicited takeover situations. The duties of directors of Maryland corporations do not require them to:

•	accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation;
•	authorize the corporation to redeem any rights under, or modify or render inapplicable, any stockholder rights plan;
•	make a determination under the Maryland Business Combination Act or the Maryland Control Share Acquisition Act; or
•	act or fail to act solely because of the effect that the act or failure to act might have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the stockholders in an acquisition.

Maryland law also contains a statutory presumption that an act of a director of a Maryland corporation satisfies the applicable standards of conduct for directors under Maryland law.

Any one or more of these provisions, singularly or together, may have an anti-takeover effect that discourages potential acquisition bids that our stockholders may consider favorable.

Section 404 of the Sarbanes-Oxley Act of 2002 will require us to document and test our internal control over financial reporting for 2011 and beyond and will require an independent registered public accounting firm to report on the effectiveness of these controls. Any delays or difficulty in satisfying these requirements could adversely affect our future results of operations and our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 will require us to document and test the effectiveness of our internal control over financial reporting in accordance with an established internal control framework and to report on our conclusions as to the effectiveness of our internal controls. It will also require an independent registered public accounting firm to test our internal control over financial reporting and report on the effectiveness of such controls for the year ending December 31, 2011 and subsequent years. In addition, we will be required under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, to maintain disclosure controls and procedures and internal control over financial reporting.

We may in the future discover areas of our internal controls that need improvement, particularly with respect to businesses that we may acquire. If so, we cannot be certain that any remedial measures we take will ensure that we have adequate internal controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified report regarding the effectiveness of our internal control over financial reporting as of December 31, 2011 and in future periods, investors could lose confidence in the reliability of our financial statements. This could result in a decrease in the value of our common stock. Failure to comply with Section 404 could potentially subject us to sanctions or investigations by the SEC, the NASDAQ Global Market or other regulatory authorities.

Operational risks such as material weaknesses and other deficiencies in internal control over financial reporting could result in errors, potentially requiring restatements of our historical financial data, leading investors to lose confidence in our reported results.

There are a number of factors that may impede our efforts to establish and maintain effective internal controls and a sound accounting infrastructure, including our recent history of acquisitions (including acquisitions of companies audited by auditors other than our own), our own change of auditors, our rapid pace of growth, and general uncertainty regarding the operating effectiveness and sustainability of controls. Controls and procedures, no matter how well designed and operated, provide only reasonable assurance that material errors in our financial statements will be prevented or detected on a timely basis. Any failure to establish and maintain effective internal controls over financial reporting increases the risk of material error and/or delay in our financial reporting. Depending on the nature of a failure and any required remediation, ineffective controls could have a material adverse effect on our business and potentially result in restatements of our historical financial results. Financial restatements or other issues arising from ineffective controls could also cause investors to lose confidence in our reported financial information, which would have an adverse effect on the trading price of our securities. Delays in meeting our financial reporting obligations could affect our ability to maintain the listing of our securities. Although we seek to reduce these risks though active efforts relating to properly documented processes, adequate systems, risk culture, compliance with regulations, corporate governance and other factors supporting internal controls, such procedures may not be effective in limiting each of the operational risks.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	PROPERTIES

We lease locations listed in the table below. We believe that our facilities are adequate for our current business needs; however we will continue to seek additional space as needed in accordance with our growth or to improve the efficiency and effectiveness of operations.

Location	Square Feet	Lease Expiration Date
1334 Ashton Road, Suite A Hanover, Maryland 21076	31,500	05/31/2016
7663 Old Telegraph Road Severn, Maryland 21144	26,151	04/30/2012
700 Brooker Creek Blvd. Suite 1400 Oldsmar, Florida 34677	12,800	09/30/2013
15036 Conference Center Dr. Suite 401 Chantilly, Virginia 20151	2,378	03/31/2014
300 North Washington Street Suite 101 Falls Church, Virginia 22046	1,534	04/30/2012
300 North Washington Street Suite 103 Falls Church, Virginia 22046	1,918	04/30/2012
9520 Berger Road Offices in Suite 212 Columbia, Maryland 21046	approx. 500	07/31/2011
9990 Fairfax Boulevard 5th Floor, Suite 510 Fairfax, Virginia 22030	3,004	09/30/2011
9990 Fairfax Boulevard 5th Floor, Suite 550 Fairfax, Virginia 22030	2,622	09/29/2011
685 Mosser Road McHenry, Maryland 21541	669	09/01/2011
241 East Fourth Street, Suite 105 Frederick, Maryland, 21701	3,980	07/31/2011
Item 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings as of March 29, 2011.

Item 4.*	REMOVED AND RESERVED

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Price Range of Common Stock

On October 1, 2010, the Company’s common stock began trading on the Nasdaq Global Market under the symbol “KEYW”. This represents the completion of the Company’s initial public offering (“IPO”) that priced at $10.00 per share after the market closed on September 30, 2010. The following table sets forth the range of high and low intra-day sales prices of KEYW’s common stock for the periods indicated.

	High	Low
Year Ended December 31, 2010:
Fourth Quarter	$16.00	$10.25

On March 1, 2011, the last reported sale price for our common stock on the Nasdaq Global Market was $13.69 per share. As of March 1, 2011, there were approximately 134 registered holders of record of our common stock. The number of holders of record does not reflect the number of beneficial holders whose shares are held by depositories, brokers or nominees.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, our credit facility limits our ability to pay dividends over most circumstances.

Stock Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock (traded under the symbol “KEYW”) from October 1, 2010 through December 31, 2010, to two indices: the Russell 2000 Index and the NASDAQ Composite Index. In addition, the graph illustrates the performance of a peer group consisting of GeoEye (GEOY), ICF International, Inc. (ICFI), Mercury Computer (MRCY) and Kratos Defense & Security Solutions (KTOS). These peers, while not direct competitors, were selected because they are more comparable in such factors as annual revenue, market capitalization and number of employees, than the competitors we listed earlier, which are substantially larger. We believe that the stock performance of the selected peer group is a more relevant comparison for investors. The graph assumes an initial investment of $100 on October 1, 2010 in The KEYW Holding Corporation common stock, each of the two indices and the peer group. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

Use of Proceeds

In October 2010, we completed the initial public offering of shares of our common stock. SunTrust Robinson Humphrey acted as managing underwriter for this offering. FBR Capital Markets & Co., Merriman Capital, Inc., and Noble Financial Capital Markets acted as co-managers on the offering. The offer and sales of these shares were registered under the Securities Act of 1933, as amended, pursuant to our Registration Statement on Form S-1, as amended (File No. 333-167608), which was declared effective by the SEC on September 30, 2010. Our portion of the net proceeds from the initial public offering was approximately $88.8 million after deducting underwriting discounts and commissions of approximately $0.70 per share (or approximately $6.7 million). Gross proceeds were approximately $95.5 million.

Our offering included the following five selling stockholders, selling in aggregate 925,910 shares:

• William M. Adams	300,000 shares
• Frederick L. Funk	75,000 shares
• Harry I. Martin	90,910 shares
• Barry Skolnick	60,000 shares
• Daniel Weimer	300,000 shares

We received no proceeds from the sale of shares by the selling stockholders.

KEYW used the proceeds from the offering to repay debt and for working capital, capital expenditures and general corporate purposes, including two acquisitions. Specifically, the proceeds were used as follows:

•	approximately $10 million of the net proceeds were used to pay off the outstanding indebtedness under an asset backed credit facility with Bank of America, N.A.;
•	approximately $11 million of the net proceeds were used to pay off subordinated unsecured notes issued to the seller of TAG as part of the acquisition of TAG;

approximately $8 million of the net proceeds were used to pay off subordinated unsecured notes issued to six of our stockholders to finance the acquisition of TAG and IIT;

•	approximately $27 million of the net proceeds were used in conjunction with the purchase of Sycamore.US; and
•	approximately $28 million of the net proceeds were used in conjunction with the purchase of Everest Technology Solutions.

The balance of net proceeds were invested in short-term, interest-bearing investment grade securities, pending their use for working capital, capital expenditures, and general corporate purposes.

Repurchases of Equity Securities During 2010

None.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2010 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance (Excluding Column(a)) (c)(1)
Equity compensation plans approved by security holders	1,537,962	$8.11	2,047,865
Equity compensation plans not approved by security holders)	—	—	—
TOTAL	1,537,962		2,047,865

(1)	The securities remaining for future issuance are from our 2009 Stock Incentive Plan. This Plan has a maximum amount of shares available for issuance of 12,000,000 with a soft cap of 12% of the outstanding shares available for issuance.

Item 6. SELECTED FINANCIAL DATA

The following tables contain selected historical financial data for us for the year ended December 31, 2010, the year ended December 31, 2009 and the period from July 31, 2008 (Inception) to December 31, 2008, and for ICCI, or our Predecessor, for the period from January 1, 2008 to September 29, 2008 and for the years ended December 31, 2007, and December 31, 2006.

The selected consolidated financial data presented should be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included in Item 15 of this Annual Report.

	Successor			Predecessor
	Year ended Dec. 31, 2010	Year ended Dec. 31, 2009	July 31, (Inception) through Dec. 31, 2008	Period from Jan 1 through Sept. 29, 2008	Year ended Dec. 31, 2007	Year ended Dec. 31, 2006 (unaudited)
	(In thousands, except per share data)
Revenue	$107,988	$39,037	$9,045	$14,563	$15,410	$12,497
Gross Profit	31,544	11,119	4,220	5,212	5,147	3,856
Net Operating (Loss) Income	(2,160)	(2,309)	35	1,108	2,300	2,187
Net Income (Loss)	10,906	(2,113)	(2,066)	1,041	2,338	2,209
Earnings (Loss) per Share of Common Stock-basic	0.62	(0.18)	(0.32)	n/a	n/a	n/a
Earnings (Loss) per Share of Common Stock – diluted	0.51	(0.18)	(0.32)	n/a	n/a	n/a
Adjusted EBITDA	9,208	2,579	748	2,702	2,293	2,219

	Successor			Predecessor
	As of Dec. 31, 2010	As of Dec. 31, 2009	As of Dec. 31, 2008	As of Sept. 29, 2008	As of Dec. 31, 2007	As of Dec. 31, 2006 (unaudited)
	(In thousands)
Cash and Cash Equivalents	$5,795	$7,333	$5,397	n/a	$842	$834
Working Capital	26,705	19,365	9,312	n/a	3,250	2,618
Total Assets	205,264	67,130	35,885	n/a	3,735	2,827
Long-Term Obligations	11,994	1,617	7,494	n/a	—	—
Total Stockholders’ Equity	175,111	62,339	26,288	n/a	3,273	2,644

	EBITDA Reconciliation
	Successor			Predecessor
	Year ended Dec. 31, 2010	Year ended Dec. 31, 2009	July 31, (Inception) through Dec. 31, 2008	Period from Jan 1 through Sept. 29, 2008	Year ended Dec. 31, 2007	Year ended Dec. 31, 2006 (unaudited)
	(In thousands)
Net Income (Loss)	$10,906	$(2,113)	$(2,066)	$1,041	$2,338	$2,209
Depreciation	760	310	24	9	11	10
Intangible Amortization	6,440	2,055	612	—	—	—
Stock Compensation Amortization	1,920	560	56	—	—	—
Interest Expense (Income)	1,661	(118)	—	(22)	(56)	—
Tax Expense (Benefit)	7,814	(979)	21	—	—	—
Warrant Expense	—	690	2,103	—	—	—
Initial Public Offering and Acquisition Costs	2,080	73	—	—	—	—
Other Non-Recurring Items	(22,550)	2,100	—	1,674	—	—
Adjusted EBITDA	$9,031	$2,578	$750	$2,702	$2,293	$2,219

The following tables contain selected historical financial data by quarter for the years ended December 31, 2010 and December 31, 2009

	2010				2009
	Three Months Ended March 31	Three Months Ended June 30	Three Months Ended Sept. 30	Three Months Ended Dec. 31	Three Months Ended March 31	Three Months Ended June 30	Three Months Ended Sept. 30	Three Months Ended Dec. 31
	(Unaudited and in thousands, except per share data)
Revenue	$21,743	$27,916	$28,992	$29,337	$8,430	$8,453	$10,058	$12,096
Gross Profit	6,502	8,086	8,432	8,524	2,549	2,301	2,389	3,880
Net Operating Income (Loss)	556	(348)	(289)	(2,079)	110	61	(2,438)	(42)
Net Income (Loss)	433	4,906	4,408	1,159	(310)	(473)	(1,710)	380
Per Share of Common Stock – basic	0.03	0.32	0.28	0.05	(0.04)	(0.04)	(0.12)	0.03
Per Share of Common Stock – diluted	0.02	0.23	0.24	0.04	(0.04)	(0.04)	(0.12)	0.02
Adjusted EBITDA	2,461	2,616	2,592	1,362	678	574	335	991

	EBITDA Reconciliation
	2010				2009
	Three Months Ended March 31	Three Months Ended June 30	Three Months Ended Sept. 30	Three Months Ended Dec. 31	Three Months Ended March 31	Three Months Ended June 30	Three Months Ended Sept. 30	Three Months Ended Dec. 31
	(Unaudited and in thousands)
Net Income (Loss)	$433	$4,906	$4,408	$1,159	$(310)	$(473)	$(1,710)	$380
Depreciation	132	193	215	220	55	68	92	95
Intangible Amortization	855	1,906	1,693	1,986	470	470	520	595
Stock Compensation Amortization	257	299	513	851	32	34	61	433
Interest Expense (Income)	168	504	1,006	(17)	(18)	(37)	(45)	(18)
Tax Expense (Benefit)	157	3,646	3,063	948	88	18	(652)	(433)
Warrant Expense	—	—	—	—	361	494	(31)	(134)
Initial Public Offering and Acquisition Costs	659	612	394	415	—	—	—	73
Other Non-Recurring Items	(200)	(9,450)	(8,700)	(4,200)	—	—	2,100	—
Adjusted EBITDA	$2,461	$2,616	$2,592	$1,362	$678	$574	$335	$991

Adjusted EBITDA is a financial measure that is not calculated in accordance with accounting principles generally accepted in the United States of America, or US GAAP. The table below provides a reconciliation of this non-US GAAP financial measure to net income (loss), the most directly comparable financial measure calculated and presented in accordance with US GAAP. Adjusted EBITDA should not be considered as an alternative to net income (loss), operating income (loss) or any other measure of financial performance calculated and presented in accordance with US GAAP. Our adjusted EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate adjusted EBITDA or similarly titled measures in the same manner as we do. We prepare adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. We encourage you to evaluate these adjustments and the reasons we consider them appropriate.

We believe adjusted EBITDA is useful to investors in evaluating our operating performance for the following reasons:

•	In late 2009, we revised the terms of our outstanding warrants so that they are no longer classified as liability instruments for financial accounting purposes. Prior to the revision of the terms of our outstanding warrants, we valued these warrants as call options on our balance sheet at issuance and revalued the warrants at the end of each subsequent quarter, and any resulting change in warrant valuation each quarter was recorded as income or expense. We believe adjusted EBITDA provides investors with a useful baseline for comparing our results of operations in 2008 and 2009 to our results of operations in subsequent periods by adjusting for this accounting treatment change to our outstanding warrants adopted in late 2009;
•	As a start-up company, we have various non-recurring transactions and expenses that directly impact our net income. Adjusted EBITDA is intended to approximate the net cash provided by operations by adjusting for non-recurring, non-operational items; and
•	Securities analysts use adjusted EBITDA as a supplemental measure to evaluate the overall operating performance of companies and we anticipate that our investor and analyst presentations after we are public will include adjusted EBITDA.

Our board of directors and management use adjusted EBITDA:

•	as a measure of operating performance;
•	to determine a significant portion of management’s incentive compensation;
•	for planning purposes, including the preparation of our annual operating budget; and
•	to evaluate the effectiveness of our business strategies.

Although adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under US GAAP. Some of these limitations are:

•	adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or other contractual commitments;
•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	adjusted EBITDA does not reflect interest expense or interest income;
•	adjusted EBITDA does not reflect cash requirements for income taxes;

adjusted EBITDA does not include non-cash expenses related to stock compensation;

•	although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for these replacements; and
•	other companies in our industry may calculate adjusted EBITDA or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview and Strategy. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A and our overall strategy.
•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
•	Results of Operations. An analysis of our financial results comparing 2010 to 2009 and comparing 2009 to 2008.
•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
•	Fair Value of Financial Instruments. Discussion of the methodologies used in the valuation of our financial instruments.
•	Contractual Obligations and Off-Balance-Sheet Arrangements. Overview of contractual obligations, contingent liabilities, commitments, and off-balance-sheet arrangements outstanding as of December 31, 2010.

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, as well as under “Part I, Item 1A. Risk Factors,” and elsewhere in our 2010 Annual Report on Form 10-K. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Executive Level Overview

We provide mission-critical cybersecurity and cyber superiority solutions to defense, intelligence and national security agencies. Our solutions, services and products support the collection, processing, analysis and use of intelligence data and information in the domain of cyberspace. Cyberspace is the global environment of data and information that encompasses all parts of the electromagnetic spectrum in which intelligence data may exist or transmit. See “Item 1 — Business” for a detailed description of our business.

During 2010, we experienced tremendous growth, both organically and through acquisition, as we were able to establish the Company as a viable and competitive entity within our target market. We acquired four companies during 2010 and expanded our footprint within the intelligence agency market. At the end of 2010, we have active contracts with 11 of the 16 intelligence agencies. We intend to continue our acquisition strategy as we find the right complementary companies at the right price. Organically, we grew over 25%

from 2009 as we have expanded our services platform and our products have reached the right target markets. We intend to continue on a similar organic growth trajectory in 2011 and beyond.

Our strategy for 2011 is divided into three parts: (1) organic growth within our existing customers, (2) continued integration and synergy capture of our acquired companies, and (3) identification and acquisition of strategic companies.

A large part of our internal strategy for 2011 will be to capitalize on the contract opportunities and synergies related to the acquisitions of Sycamore and Everest. These companies provide a substantial platform for us to migrate our successful program management and execution to new agencies where we have acquired a significant foothold in terms of performance and contract expansion. We believe that the synergies within our companies should allow additional growth of our prime vehicles in the future as we migrate work we are currently performing as a subcontractor to our prime contract vehicles.

Critical Accounting Policies

The following are the critical accounting policies that require us to make sensitive estimates and assumptions, or that regard matters where further detail will assist the reader in better understanding our business and the results of our operations. We have additional accounting policies included in our audited financial statements contained in Item 15 of this Form 10-K.

The policies that we have included below include:

•	Revenue recognition
•	Cost of Revenues
•	Inventories
•	Long-lived assets including Goodwill and Intangibles
•	Research and Development Costs
•	Income Taxes
•	Stock Compensation
•	Business Combinations — disclosure of supplementary pro forma information

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

Cost of Revenues

Cost of revenues consists primarily of compensation expenses for program personnel, the fringe benefits associated with this compensation and other direct expenses incurred to complete programs, including cost of materials and subcontractor efforts.

Inventories

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

Goodwill

Purchase price in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. In accordance with FASB ASC Topic 350-20, Goodwill, the Company tests for impairment at least annually, using a two-step approach. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The Company operates as a single reporting unit. The fair value of the reporting unit is estimated using a market capitalization approach. If the carrying amount of the unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company performed the test during the fourth quarter of fiscal year 2010 and found no impairment to the carrying value of goodwill. Management has concluded that there have been no events subsequent to the impairment test that would indicate an impairment of goodwill.

Intangibles

Intangible assets consist of the value of customer related intangibles acquired in various acquisitions. Intangible assets are amortized on a straight line basis over their estimated useful lives unless the pattern of usage of the benefits indicates an alternative method is more representative. The useful lives of the intangibles range from one to seven years.

Research and Development

Internally funded research and development expenses are expensed as incurred and are included in cost of operations in the accompanying consolidated statement of operations. In accordance with FASB ASC Topic 730 — Research and Development, such costs consist primarily of payroll, material, subcontractor and an allocation of overhead costs related to product development. Research and development costs totaled $990,000 and $585,000 for years ended December 31, 2010 and December 31, 2009, respectively, and $155,000 for the five months ended December 31, 2008. The Predecessor had no research and development expenses for the nine months ended September 29, 2008.

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

For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. No such adjustments were recorded as of December 31, 2010, December 31, 2009, or December 31, 2008.

Stock Based Compensation

The Company adopted a new stock option plan in December 2009 in conjunction with the corporate reorganization. The Company had originally adopted a stock option plan in 2008. The Company applies the fair value method that requires all share-based payments to employees and non-employee directors, including grants of employee stock options, be expensed over their requisite service period based on their fair value at the grant date, using a prescribed option-pricing model. We use the Black-Scholes option pricing model to value share-based payments. Compensation expense related to share-based awards is recognized on an accelerated basis. The expense recognized is based on the straight-line amortization of each individually vesting piece of a grant. Our typical grant vests 25% at issuance and 25% per year over the next three years. The 25% that vests immediately is also expensed immediately. The part of the grant that vests equally over three years would expense all of the first year vesting in the first twelve months, the second vesting would be expensed over twenty four months and the third tranche would be expensed over thirty six months. The calculated expense is required to be based upon awards that ultimately vest and we have accordingly, reduced the expense by estimated forfeitures.

The following assumptions were used for option grants during the periods ended December 31, 2010, December 31, 2009, and December 31, 2008.

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

Business Combinations

The Company follows the provisions of FASB ASU No. 2010-29, Business combinations — disclosure of supplementary pro forma information for disclosure of business combinations performed during the year.

Results of Operations

Our results of operations for the years ended December 31, 2010 and 2009 were significantly affected by the acquisitions that were completed during those years. In 2009, we acquired three business operations with annual revenue of over $25 million as compared to our Successor revenue of $9.0 million for the five months ended December 31, 2008. In 2010, we continued our acquisitions by acquiring four companies with 2009 revenue in excess of $85 million. The acquisitions are included in our financial results from the date of acquisition forward.

As we currently operate as a single segment, the results from operations mirror those reported on our income statements for the periods presented.

(In thousands)	Twelve months ended December 31, 2010		Twelve months ended December 31, 2009		Five months ended December 31, 2008
Revenue	$107,988		$39,037		$9,045
Gross Margin	$31,544	29%	$11,119	28%	$4,220	47%
Cost of Operations	$27,264	25%	$11,373	29%	$3,573	40%
Non-Operating Income (Expense)	$20,880		$(783)		$(2,080)

Revenue

Revenue increased by approximately $69 million between 2009 and 2010 as a result of the acquisitions of TAG, IIT, Sycamore and Everest which contributed approximately $32 million of revenue in 2010, the full year operations of ESD, LEDS and Recon which contributed approximately $21 million, and the overall growth of our existing business of approximately $16 million. The expansion of our core business was split between a $6 million increase in our product sales and a $10 million increase in our services business. Product sales grew primarily from better name recognition as we have become a more established company as well as expanded product offerings. Services revenue grew due to increased hiring that allowed us to increase our billable staffed positions. Hiring has become easier, compared to 2008 and 2009, as we have grown and have created name recognition within the marketplace that did not previously exist which makes attracting good candidates much easier. We continue to have a significant backlog of over one hundred unfilled positions.

Revenue increased $30 million between the twelve months ended December 31, 2009 and the five months ended December 31, 2008 primarily from the increase in number of months in the period accounting for approximately $18 million, the acquisitions of ESD, LEDS and Recon during 2009 which contributed approximately $4 million, operational expansion as the Company became established of $2 million, and the revenue generated by our product sales which totaled $6 million in 2009 and was at $0 in 2008.

We anticipate that revenue will continue to grow in 2011 both organically and through acquisitions. As 2011 contains several large contract opportunities and an unknown number of acquisitions we are unable to predict our 2011 revenue. We do expect organic revenue to continue to grow at over 20% in 2011.

Gross Margin

Gross margin increased slightly from 2009 to 2010 primarily due to the increased contribution of the products gross margin in 2010 which improved from 29.4% in 2009 to 42% in 2010 partially offset by a reduction in services gross margin from 28.3% to 27.5% with the addition of TAG in 2010. The products margin improved due to the product mix and the maturing of certain products in 2010 where we were able to achieve economies of scale not available in 2009. The services margin decreased slightly as TAG gross margins historically have run at 20% whereas the rest of the Company has historically run at approximately 28%. TAG utilizes a significant amount of subcontract labor which results in lower gross margins. We would anticipate that gross margins will remain steady going forward but that any large contract wins could negatively impact gross margin if we staff those new contract positions with a significant number of subcontractors.

Gross margins declined from 2008 to 2009 primarily due to several high profit short duration services contracts that were brought from Northrop Grumman at inception. These contracts expired within the first six months of the inception of the Company. The work that replaced these contracts was at what we consider to be a more normal profit rate for our Company.

Cost of Operations

Cost of operations has decreased as a percentage of sales every year since 2008. There are several drivers for this decrease including revenue growth, company structure, and economies of scale. The growth in revenue both organically and through acquisition has significantly exceeded the growth in overhead and general and administrative costs. We anticipate that trend to continue. The second main factor is the design of the corporate structure. The Company, since its inception, has been built for scalability and to operate at a much larger revenue base than it is currently operating. The organizational infrastructure, executives, and managerial staff were put in place very early in the formation of the Company to create an environment that would facilitate growth. Accordingly, the costs of that infrastructure weighed more heavily as a percentage of sales in 2008 and 2009. As we continue to grow, we expect that these costs as a percentage of revenue will continue to decrease. Additionally, as we continue to grow, we expect that our staff will become more fully utilized and incremental increases in revenue will not necessarily equate to increases in support staff. As we continue to make acquisitions, we anticipate capitalizing on certain inefficiencies, both internally and within our acquisitions, that existed due to the size of the companies.

Another significant component of our operating expense is stock compensation. Every employee in the Company has stock options and some have restricted stock grants. We have seen a significant increase in the costs associated with these equity grants with costs of $56,000, $560,000 and $1,920,000 for the 5 months ended December 31, 2008, and the twelve months ended December 31, 2009 and 2010, respectively. The Company utilizes an accelerated method of recognizing expense, acceptable under GAAP, that expenses equity grants more quickly than the traditional straight-line expensing. The majority of the equity compensation expense in 2010 has been due to acquisitions. We believe that it is important that all employees have an equity stake in our Company and expect to continue issuing equity to new employees. While the increase in equity compensation in 2010 as compared with the preceding two periods was significant, we expect that overall equity compensation expense should decrease as a percentage of revenue without any new acquisitions.

Non-Operating Income (Expense)

The 2010 non-operating income (expense) is comprised of three main components: (1) a gain recognized from the reduction of the TAG earn-out, (2) a gain from the clawback of purchase price from the LEDS acquisition, and (3) an offsetting interest expense related to the debt incurred from the TAG and IIT acquisitions.

We originally recorded the estimated equity earn-out expected to be paid to the TAG owners at the time of acquisition based on TAG’s forecast and operating results at that time. The earn-out is based on actual revenue and gross margin for the two years ended December 31, 2011. During the year, we updated and revised our forecast of TAG’s expected performance and adjusted our anticipated earn-out accordingly. By December 31, 2010, we determined that it was unlikely that TAG would meet the minimum performance threshold for achieving any earn-out. As a result, we recognized $21.95 million in income from the write-down of the earn-out in 2010.

The LEDS purchase agreement contained a clawback provision that allowed us to recover certain monies paid for the acquisition of LEDS if certain identified employees did not stay with the Company for a specified amount of time. Under that agreement, the Company recognized $600,000 of income from LEDS employee departures in 2010.

During 2010, the Company incurred interest expense related to the purchases of TAG and IIT. This interest was composed of the interest on the term debt and credit line with Bank of America and the subordinated debt with TAG and certain shareholders of the Company. The aggregate amount of interest expense recognized from these instruments was $1.66 million.

During the year ended December 31, 2009 and the five months ended December 31, 2008, the Company had a non-operating loss due to the warrants issued in conjunction with equity financings in 2008 and 2009. The warrants issued in those financing rounds qualified for liability accounting treatment thereby requiring us to recognize expense when the value of the warrants increased. As a result, we recognized expense of $690,000 and $2,103,000 in 2009 and 2008, respectively. These warrants were exchanged for new warrants in conjunction with the formation of The KEYW Holding Corporation in December 2009. The new warrants qualify for equity treatment and as such have no impact on the income statement after that date.

Liquidity and Capital Resources

At December 31, 2010, we had approximately $5.8 million in cash and cash equivalents. We experienced several significant cash activities during 2010, including an initial public offering, incurring debt to finance our pre-IPO acquisitions, and increasing our working capital as our revenue continued to grow.

Cash from Operations

Operations required approximately $1.6 million in cash during 2010. This amount primarily consists of increased receivables from our revenue growth that utilized $7.3 million of cash, offset by net income, after non-cash adjustments, that provided cash of $6.3 million. We expect receivables to continue to grow in line with our revenue during 2011. Our need for additional working capital will be determined by our method and volume of growth. Growing through self-performed labor will require more working capital than growing using subcontractors, but we expect self-performed labor should be a more profitable alternative than using subcontractors. The main difference for cash flow is that employees are generally paid within two weeks of incurring costs, whereas subcontractors are generally paid within 30 days of receiving an invoice.

We had a number of non-cash adjustments to our net income in 2010 including intangible amortization, the non-cash impact of the TAG earn-out reduction, the deferred taxes that resulted from the TAG earn-out reduction, and stock compensation expense. Intangible amortization was approximately $6.4 million in 2010 and will increase in 2011 due to the full year impact of our 2010 acquisitions, less any reduction in earlier year acquisition amortization. We expect the intangible amortization, without any additional acquisitions, to be approximately $9.1 million in 2011. The TAG earn-out reduction of $21.95 million and related deferred tax expense impact of approximately $8.5 million increased our net income for 2010 by approximately $13.5 million. We believe that all employees should have an ownership stake in the Company. Accordingly, we grant all new employees, whether new hires or employees acquired via acquisition, options in the company. Our significant growth, both organically and through acquisition, has increased our stock compensation expense to $1.9 million in 2010. We use an accelerated method of expensing stock options such that most of the expense is recorded during the first year of the options. The combination of these four transactions and other significantly less material non-cash adjustments to net income brought our net income after non-cash adjustments to $6.3 million for 2010.

We carry an inventory balance that is usually around $5 million. The inventory balance may increase or decrease significantly in any period based on sales, orders and breadth of product lines. We do not carry significant quantities of specific products, rather we build products based on specific orders and at production runs that enable us to gain economies of scale. Our inventory carrying balance is reflective or our incurred cost and not expected sales prices or revenue to be derived from sales. It is our intention to continue this inventory management practice in 2011.

Investing and Financing

During 2010, we spent approximately $92 million in cash plus equity consideration to complete four acquisitions. This cash was ultimately supplied by our initial public offering that raised approximately $89 million, net of issuing costs, and the exercise of warrants by one of our large investors for $4.5 million. To fill our cash requirements before the initial public offering, we utilized a combination of bank financing, with both a term loan and an asset backed revolver, seller financing in conjunction with the TAG acquisition, and subordinated loans from certain shareholders to fund the IIT acquisition. These borrowings totaled approximately $42 million. We also issued 215,000 warrants in conjunction with the shareholder subordinated debt with a strike price of $9.25 per share. All of this debt was retired following the IPO with the exception of the revolving credit facility.

Credit Facility

At the end of 2010 we had a $17.5 million credit facility with Bank of America that allowed us to choose interest rates anywhere from daily up to a six month lock. The balance at December 31, 2010 was zero. On February 28, 2011 KEYW replaced this $17.5 million credit facility with a new $50 million credit facility that includes an accordion feature allowing for an additional $25 million in borrowing. The credit facility is a 3 year agreement and is structured as a multi-bank facility with Bank of America as lead bank. The borrowing availability under this facility is based on KEYW’s ‘Total Leverage Ratio’ which is a relationship between ‘Funded Indebtedness’ to EBITDA. When drawing funds on this facility we have the option of choosing between a ‘Euro Rate Loan’ which is based on the British Bankers Association LIBOR or a ‘Base Rate Loan’ which is based on the higher of (a) the Federal Funds Rate plus ½ of 1.0%, (b) the Prime Rate, or (c) The Eurodollar Rate plus 1.0%. If we selected the ‘Euro Rate Loan’ the actual ‘applicable rate’ would be 200 to 300 basis points above the stated rate depending on where we fall on our most recent quarterly calculation of our ‘Total Leverage Ratio’. If we selected the ‘Base Rate Loan’ the actual ‘applicable rate’ would be 100 to 200 basis points above the stated rate depending on where we fall on our most recent quarterly calculation of our ‘Total Leverage Ratio’. We are able to lock in our selected interest rates for periods of up to six months.

Outlook

We expect that our 2011 cash flow from operations will be positive. As discussed above, the manner in which we staff our contracts will impact the degree of working capital investment required to fuel our growth. Included in our net income are several significant non-cash transactions that would be an add-back to net income when calculating our cash flow from operations including stock compensation expense, amortization of intangibles and depreciation of fixed assets. We expect that the dollar value of those expenses to continue to be in the $9 – $11 million dollar range without any additional acquisitions during 2011. Our overall expectation is that adjusted EBITDA will be approximately 10% of our 2011 revenue. See discussion of Adjusted EBITDA in Item 6 of this Form 10-K.

We have increased the size of our available financing under the new debt facility in anticipation of acquiring new companies that are a strategic fit and enhance our corporate platform. It is our goal to include an equity component in our acquisitions (20% is our normal target equity component of total purchase price) and the amount of equity we include in any 2011 acquisitions will impact our available cash and credit. The pace and size of any acquisitions will determine how much, if any, of our available credit facility we utilize during the year.

We are pursuing several large contracts that are scheduled to be awarded in 2011. The nature of some of these efforts may require us to invest in our project infrastructure, including personnel and office space, to effectively execute these projects. Accordingly, we may expend cash significantly in advance of recovering those funds. The amount, if any, of these investments is unknown at this time.

After we went public in 2010, employees and investors began to exercise their options and warrants. Some of these exercises were done cashlessly but other exercises were done by paying cash for their shares. We are unable to forecast what the employee and investor activity will be in 2011 with regard to these instruments. The total potential value of these instruments, if all exercised for cash, would be approximately $36.9 million.

Contractual Obligations and Commitments

The following summarizes our contractual obligations at December 31, 2010:

	Total	Less than one year	1 – 3 years	3 – 5 years	More than 5 years
	(In thousands)
Facilities/Office space	$4,821	$1,513	$1,794	$1,256	$258
Office equipment	188	101	87	—	—
Total Operating Leases	$5,009	$1,614	$1,881	$1,256	$258

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial position is exposed to several risks including interest rate risk and credit risk. We do not use any derivative financial instruments to manage currency exchange rate risk, interest rate risk, equity market or commodity price risk.

Currency Exchange Rates

We conduct our business exclusively in U.S. dollars. In the rare instance where we purchase goods internationally, our invoices or accounts payable vouchers are denominated in U.S. dollars. All of our revenue is transacted in U.S. dollars as well as substantially all of our operating expenditures and capital purchases. Because of the services we sell, we are not subjected to fluctuations when the U.S. dollar either strengthens or weakens relative to other currencies because, for the most part, the U.S. Government cannot go overseas to purchase similar services.

Interest Rates

We do not maintain an investment portfolio that would expose us to interest rate risk associated with fixed income securities. Nor do we participate in any fixed-rate debt instruments that would require us to hedge interest rate risks with offsetting interest rate swaps. The interest rates on both the Term Loan and the Revolving Facility are affected by changes in market interest rates. All outstanding balances under our Term Loan, and any amounts that may be borrowed under our Revolving Facility, are subject to interest rate fluctuations.

Debt

At the end of 2010 we had a $17.5 million credit facility with Bank of America that allowed us to choose interest rates anywhere from daily up to a six month lock. The balance at December 31, 2010 was zero. On February 28, 2011 KEYW replaced this $17.5 million credit facility with a new $50 million credit facility that includes an accordion feature allowing for an additional $25 million in borrowing. The credit facility is a 3 year agreement and is structured as a multi-bank facility with Bank of America as lead bank. The borrowing availability under this facility is based on KEYW’s ‘Total Leverage Ratio’ which is a relationship between ‘Funded Indebtedness’ to EBITDA. When drawing funds on this facility we have the option of choosing between a ‘Euro Rate Loan’ which is based on the British Bankers Association LIBOR or a ‘Base Rate Loan’ which is based on the higher of (a) the Federal Funds Rate plus ½ of 1.0%, (b) the Prime Rate, or (c) The Eurodollar Rate plus 1.0%. If we selected the ‘Euro Rate Loan’ the actual ‘applicable rate’ would be 200 to 300 basis points above the stated rate depending on where we fall on our most recent quarterly calculation of our ‘Total Leverage Ratio’. If we selected the ‘Base Rate Loan’ the actual ‘applicable rate’ would be 100 to 200 basis points above the stated rate depending on where we fall on our most recent quarterly calculation of our ‘Total Leverage Ratio’. We are able to lock in our selected interest rates for periods of up to six months.

Equity Price Risk

We do not currently own nor have we ever owned any marketable equity investments to include marketable equity securities and equity derivative instruments such as warrants and options. Therefore, since we do not currently own investments that are subject to market price volatility our equity price risk is very low.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15(a)(1) in Part IV of this Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed our internal control over financial reporting as of December 31, 2010, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Inherent Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B.	Other Information

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors, and their respective ages and positions, are set forth below.

Name	Age	Position
Leonard E. Moodispaw	68	President; Chief Executive Officer and Chairman of the Board of Directors
Kimberly J. DeChello	49	Chief Administrative Officer and Secretary
John E. Krobath	43	Chief Financial Officer
Mark A. Willard	51	Chief Impact Officer
Edwin M. Jaehne	58	Chief Strategy Officer
William I. Campbell	66	Director
Pierre A. Chao	44	Director
Randall M. Griffin	66	Director
John G. Hannon	73	Director
Kenneth A. Minihan	67	Director
Arthur L. Money	71	Director
Caroline S. Pisano	44	Director

Set forth below is biographical information for our directors and executive officers.

Leonard E. Moodispaw has served as the Chief Executive Officer (CEO), President & Chairman of the board of directors of KEYW since it began operations on August 4, 2008 and is the founder of KEYW. Prior to the founding of KEYW, Mr. Moodispaw was President and Chief Executive Officer for Essex Corporation, from 2000 until January 2007, and Chairman of the board of directors of Essex from 2005 to January 2007. Essex provided advanced signal, image, information processing, information assurance and cybersecurity solutions, primarily for U.S. Government intelligence and defense customers, as well as for commercial customers. In 2007, Essex was acquired by Northrop Grumman, where Mr. Moodispaw served as a Vice President, responsible for managing Essex as a subsidiary within Northrop Grumman Mission Systems from January 2007 to July 2008.

Mr. Moodispaw also served as Chief Operating Officer of Essex Corporation from 1998 to 2000. Prior to that time, he was President of ManTech Advanced Systems International, Inc., a subsidiary of ManTech International Corporation. Prior to his time with ManTech Advanced Systems International, Inc., Mr. Moodispaw served in several positions of the former Essex subsidiary, System Engineering and Development Corporation, including president, chief administrative officer and general counsel.

From 1965 to 1978, Mr. Moodispaw was a senior manager in the National Security Agency (NSA) and later engaged in the private practice of law. Mr. Moodispaw is the founder of the Security Affairs Support Association (now known as INSA) that brings government and industry together to solve problems of mutual interest. He also serves as the chairman of the proxy board of the VT US, a subsidiary of Babcock, a public U.K. company. He also serves on proxy boards for KLAS, LTD and Segovia Inc.

Mr. Moodispaw earned a Bachelor of Science degree in Business Administration from the American University in Washington, D.C., a Master of Science degree in Business Administration from George Washington University in Washington, D.C., and a Juris Doctorate degree in Law from the University of Baltimore, Maryland. He enjoys Rock ‘n’ Roll and Key West, Florida.

Mr. Moodispaw’s history with our company and leadership role since its founding has provided him with unique qualifications to serve as the Chairman of our board of directors. He previously served as President, Chief Executive Officer and Chairman of the board of directors of Essex, a former public company in our industry. His prior managerial experience at other companies in our industry and work with and for government agencies such as the NSA augments his range of knowledge and gives him experience on which he can draw in leading our company.

Kimberly J. DeChello has served as the Chief Administrative Officer and Secretary of KEYW since its founding in 2008. Ms. DeChello is responsible for corporate administration, human resources, recruiting, stock/stock option administration and assists with mergers and acquisitions as well as with investor relations. Prior to this, she was the Chief Administrative Officer at Essex Corporation, which she joined in May 1987. At Essex she served in various administrative and management capacities. She was elected Vice President in December 2003, appointed Corporate Secretary in January 1998 and Chief Administrative Officer in November 1997. She served in these positions at Essex through July 2008. Ms. DeChello received a Master of Science degree in Human Resources Management in 2000 from the University of Maryland. Ms. DeChello also holds an Associate of Arts degree in Accounting and a Bachelor of Science degree in Criminal Justice/Criminology from the University of Maryland. She enjoys dancing and bird watching. She participates in the Smithsonian’s Neighborhood Nest Watch Program where she assists in catching, banding and data collection of birds in her backyard.

John E. Krobath has served as the Chief Financial Officer of KEYW since joining in May 2009. Mr. Krobath is responsible for all accounting and finance activities of a government contracting company, DCAA cost structures and compliance, treasury management, and budgeting. Prior to joining KEYW, he was the Chief Financial Officer and/or Controller for Horne International from September 2005 to May 2009. Horne International is a publicly traded government contracting company consisting of four diverse international operating companies and one holding company. From 1993 to 2004, Mr. Krobath held financial positions of increasing responsibility, including positions as Finance Manager, Controller, Manager of Business Operations, and Director of Financial Operations, at several companies. He supported several defense contractors during that time including ITT Industries and Kratos Defense and Security Solutions. Mr. Krobath holds a Bachelor of Science degree in Business Administration in Accounting from James Madison University in Harrisonburg, VA and a Master of Science degree in Business Administration in Finance from George Mason University in Fairfax, VA. He enjoys sports and the outdoors. He believes that preparation is the key to opportunity.

Mark A. Willard has served as the Chief Impact Officer of KEYW since its founding in August of 2008. In this position, he has played a key role in developing a strong operations team. In his current role he is responsible for ensuring that the goals for revenue and profit are met and assists the CEO in formulating current and long-range plans, objectives and policies. He provides leadership to senior management related to organization, business development and financial management and ensures a clarity of objectives and focus for senior managers and operations personnel. He has over 30 years of multi disciplined management experience related to systems development, operation and life cycle support. Mr. Willard has played a key role in building an engineering capability from the ground up at four companies focused on supporting the Intelligence Community. After eight years of military service he joined ManTech and served as the Vice President of Columbia, MD Operations, responsible for building the company from 30 to over 300 personnel providing engineering services to the National Security Agency. He transitioned to Windermere in 1998. As one of Windermere’s first employees, he helped build a well established engineering development and systems integration company. Windermere was acquired by Essex Corporation in 2005 and Mr. Willard remained at the company and served as the Vice President of the Engineering & Technology Sector. When Essex Corporation was acquired by Northrop Grumman, Mr. Willard continued to build the Engineering & Technology Sector and was responsible for over 400 personnel providing services to the major Intelligence Community agencies, as well as special military. Mr. Willard served at Northrop Grumman in this capacity until his employment with KEYW in 2008. Mr. Willard has a Bachelor of Science degree in Management Sciences and has completed coursework toward a Master of Science degree in Technology Management at the University of Maryland, University College. He proudly raised 3 daughters on lessons learned from Seinfeld episodes, and is looking forward to opening our first warm climate ocean-front office someday.

Edwin M. Jaehne joined KEYW in June 2009 as the Chief Strategy Officer. As Chief Strategy Officer, Mr. Jaehne is focused on innovation and the strategic growth of KEYW, expanding on existing technology and capabilities, and in communicating KEYW’s strategy, capabilities, and value to all stakeholders. He serves as KEYW’s Investor Relations Officer, working closely with the CEO and CFO to ensure effective communications with the investment community. Prior to joining KEYW, Mr. Jaehne served as Vice President and Chief Strategy Officer at Essex Corporation, from 2003 to 2009. He is a veteran entrepreneur with over

20 years of international experience as an executive of information technology companies. He is experienced in creating rapid growth companies as well as in the strategic acquisition and merger of companies to form strong solutions focused companies in both the communications and government markets. From 2000 until 2003, he operated a consulting sole proprietorship providing services to clients, including Essex. From 1996 until 2000 he served as either President or Chief Operating Officer of several information technology companies, where he led several successful mergers and acquisitions. He started his first company, Jaehne Associates, LTD (an information security consultancy), in 1983, which he sold in 1988 to ManTech International, Inc. From 1988 until 1996, he served as President of ManTech Strategic Associates, Ltd. In 1975, he earned two Bachelor of Arts degrees in Physics and Russian from the University of Utah. Mr. Jaehne continued at the University of Utah to earn a Master of Arts degree in Physics in 1976. In 1977, he earned a Master of Arts degree in History and Philosophy of Science at the University of Toronto, Toronto, Canada. He enjoys renovating houses and challenging bulging bureaucracies wherever he finds them.

William I. Campbell has been a director at KEYW since July 16, 2009. Mr. Campbell is currently a Senior Advisor to the Chairman for JPMorgan Chase & Co. where he was most recently Chairman of Chase Card Services, the nation’s second largest credit card organization. From 2005 to 2007 he served as Chairman of Visa International, leading the organization to its IPO in 2008, the largest in U.S. history. With an extensive consumer products and financial services management background, Mr. Campbell also serves as President of Sanoch Management, a consulting and investment firm for financial companies, start-ups, and venture capital firms. Prior to his executive roles at JPMorgan Chase and its predecessors, and the formation of Sanoch Management, Mr. Campbell oversaw Citigroup’s Global Consumer Business, including global branch banking and credit cards. He became Chief Executive Officer of Global Citibank in 1996 and Chief Executive Officer of Citigroup’s Global Consumer Business a year later. Before joining Citicorp in 1995, Mr. Campbell spent 28 years at Philip Morris, including five years as Chief Executive Officer of Philip Morris USA. He began his career in Canada in brand management in 1967 and eventually served as President of the Asian region for Philip Morris, EVP of Marketing and Sales for Philip Morris USA, and EVP of Strategic Planning for Philip Morris Companies. He currently serves as a director to the following privately held companies: BTI Systems, Inc., First Beverage Group, Focus Financial Partners LLC, Intervolve, Inc., LeadDog Marketing Group, Mu Sigma, Inc. and Syncapse. Mr. Campbell earned a Bachelor’s degree in Economics from the University of Alberta in 1965 and a Master’s degree in Business Administration from the University of Western Ontario in 1967.

Mr. Campbell’s business experiences in a diverse group of major public companies, including service as the CEO of Philip Morris USA and in numerous executive positions in the financial services industry, gives our board a perspective on national and global economic developments and valued experience in the operations of large organizations.

Pierre A. Chao has been a director at KEYW since October 27, 2010. Mr. Chao is a Managing Partner and co-founder of Renaissance Strategic Advisors. From 2003 – 2007, Mr. Chao was the Director of Defense-Industrial Initiatives at the Center for Strategic and International Studies, a Washington D.C. based, non-partisan defense and foreign policy think tank. From 1999 to 2003, Mr. Chao was a managing director and senior aerospace/defense analyst at Credit Suisse First Boston (CSFB), where he was responsible for following the U.S. and global aerospace/defense industry. He remained a CSFB independent senior adviser with the Equity Research group and then Investment Banking from 2003 to 2006. Prior to joining CFSB, Mr. Chao was the senior aerospace/defense analyst at Morgan Stanley Dean Witter from 1995 to 1999 and he was the senior aerospace/defense industry analyst at Smith Barney during 1994. Prior to his career as a Wall Street analyst, Mr. Chao was a director at JSA International, a Boston/Paris-based management-consulting firm that focused on the aerospace/defense industry. Mr. Chao was also a co-founder of JSA Research, an equity research boutique specializing in the aerospace/defense industry. Before signing on with JSA, he worked in the New York and London offices of Prudential-Bache Capital Funding as a mergers and acquisitions banker focusing on aerospace/defense.

Mr. Chao brings over 20 years of management consulting, investment banking and policy expertise in the aerospace/defense industry. Mr. Chao earned dual Bachelor of Science degrees in Political Science and Management Science from the Massachusetts Institute of Technology (MIT). He is a holder of the right to use the Chartered Financial Analyst designation.

Randall M. Griffin has been a director at KEYW since August 22, 2008. He is Chief Executive Officer (CEO) of Corporate Office Properties Trust (COPT), a NYSE publicly traded Real Estate Investment Trust (REIT). He was elected as Trustee in April 2005. He served as President and CEO from January 2005 until September 2010 and served as President and Chief Operating Officer from September 1998 to January 2005. From 1993 to 1998, he was President of Constellation Real Estate Group until its merger into COPT. From 1990 – 1993, Mr. Griffin worked as Vice President-Development for EuroDisney Development in Paris, France. From 1976 – 1990, Mr. Griffin worked for Linclay Corporation, a St. Louis-based real estate development, management and investment company, most recently as Executive Vice President and Chief Operating Officer. Mr. Griffin is on the board of directors of The National Aquarium in Baltimore and serves on its Executive Committee, the National Aquarium Society Board in Washington, D.C. and the Center for Aquatic Life and Conservation Board. He also serves on the Board of Trustees of the Greater Washington Initiative, the Board of Directors of the Maryland Business Roundtable for Education, the BWI Business Partnership, the Board of Governors of NAREIT, the Board of Visitors of the University of Maryland, Baltimore County, the Maryland Commission on Public Art and is Chair of the Maryland 9/11 Memorial Advisory Committee. His professional affiliations include Urban Land Institute, NAIOP and NAREIT. Mr. Griffin earned a Bachelor of Arts degree from Ohio Wesleyan University and a Master’s Degree in Business Administration from Harvard Business School.

With his years of experience as the CEO of COPT, Mr. Griffin brings to the board critical insights into the operational requirements of a public company. In addition, his service on various business and community advisory boards allows him to bring a variety of viewpoints to board deliberations.

John G. Hannon has been a director at KEYW since August 22, 2008. Previously he served as a Director of Essex from September 2000 to 2007. From early 2000 to 2002, Mr. Hannon was the managing member of Networking Ventures, L.L.C., a privately held company that invested in technology companies. From 1979 to March 2000, Mr. Hannon served as the Chief Executive Officer of Pulse Engineering, Inc. an information security and signals processing company which was sold in March 2000. Mr. Hannon started his business career in 1963 after serving in the United States Marine Corps. Since that time, he has been involved in numerous entrepreneurial ventures. He is a past Director of the Armed Forces Communications and Electronics Association.

Mr. Hannon’s significant institutional knowledge of our company provides valuable insight to our board. His prior managerial experience and military service brings an enhanced understanding of government contract focused business to board deliberations.

Kenneth A. Minihan (Lt. General (Ret) USAF) has been a director at KEYW since August 22, 2008. Lt. General Minihan is a Managing Director of Paladin Capital Group and is focused on the development and implementation of new investment opportunities for Paladin’s Homeland Security Fund. Prior to joining Paladin, Lt. General Minihan was the 14th Director of the National Security Agency (NSA)/Central Security Service. While at the NSA, he was instrumental in the definition and implementation of the National Information Assurance Program. During his military service, Lt. General Minihan developed extensive experience in making new technologies operational and implementing leading edge services and products in a competitive environment where lives were often at risk. During the last twenty years of the Cold War and the transition to the Information Age, he was instrumental in the definition and selection of technology solutions to solve many difficult national security information needs. Throughout that time, Lt. General Minihan helped set the performance standards for information enterprise operations. Lt. General Minihan was the most recent Chairman and President of the Security Affairs Support Association (now known as INSA), which focuses on shared government and industry national intelligence and technology challenges. He also is a member of the Air Force Association, the National Military Intelligence Association and other national organizations. He has substantial experience in capital raising, enterprise operations, business development and business readiness assurance. He devotes considerable attention to and consults on national security affairs. Lt. General Minihan has a Bachelor of Arts degree from Florida State University, a Master of Arts degree from the Naval Postgraduate School, and has completed executive development programs at the University of Illinois and Harvard University. Among his awards and decorations are the National Security Medal, the Defense Distinguished Service Medal, the Bronze Star, the National Intelligence Distinguished Service Medal, and the

Legion of Merit. He serves as a Director on the following boards: BAE Systems, Inc., ManTech International Corporation, Lacent Government Solutions, Lexis Nexis Special Services, American Government Solutions and CGI Federal.

Lt. General Minihan’s depth of knowledge from his military service and as a director of the NSA brings valuable expertise to our board. Further, his business experience with Paladin Capital Group brings industry expertise to our board that is compounded by his public sector service.

Arthur L. Money has been a director at KEYW since August 22, 2008. Previously, he served as a Director of Essex Corporation from January 2003 to January 2007. He is currently President of ALM Consulting specializing in command, control, and communications, intelligence, signal processing, and information processing. Mr. Money served as the Assistant Secretary of Defense for Command, Control, Communication and Intelligence (C3I) from October 1999 to April 2001. Prior to his Senate confirmation in that role, he was the Senior Civilian Official, Office of the Assistant Secretary of Defense for C3I from February 1998. Mr. Money also served as the Chief Information Officer for the Department of Defense from 1998 to 2001. From 1996 to 1998, he served as Assistant Secretary of the Air Force for Research, Development and Acquisition, and as CIO for the Air Force. He has received distinguished public service awards from the U.S. Department of Defense (Bronze Palm), the U.S. Air Force, and the U.S. Navy. Prior to his government service, Mr. Money held senior management positions (including President from 1989 to 1995) with ESL Inc., a subsidiary of TRW, and the TRW Avionics and Surveillance Group. Mr. Money serves on numerous United States Government panels, boards and commissions. He currently serves on the board of Terremark Worldwide, Inc., Electronic Warfare Associates, Inc., SGI Federal, INCA Engineers, Inc., NovoDynamics, Inc., Solutions Made Simple, Inc., Nexsan Corporation and VirtualAgility. Mr. Money received a Bachelor of Science degree in Mechanical Engineering from San Jose State University in 1965, a Master of Science degree in Mechanical Engineering from University of Santa Clara in 1970 and attended the Harvard Executive Security Program in 1985 and the Program for Senior Executives at the Massachusetts Institute of Technology in 1988.

Mr. Money’s service in the intelligence sector and on the boards of numerous public companies and with sophisticated advisory groups, combined with his prior management experience in the private sector, brings a breadth of knowledge to our board.

Caroline S. Pisano has been a director at KEYW since August 22, 2008. Previously, she was a Director of Essex Corporation from September 2000 through January 2003 and served as General Counsel and Vice President of Finance of Essex from January 2003 to June 2004. From April 2000 through December 2002, Ms. Pisano was a member of Networking Ventures, L.L.C. From August 1996 to March 2000, Ms. Pisano served as General Counsel and Chief Financial Officer of Pulse Engineering, Inc., an information security and signal processing company which was sold in March 2000. From August 1992 to July 1996, Ms. Pisano served as a senior transactional attorney with the law firm of Wechsler, Selzer, and Gurvitch, Chartered. From June 1988 to August 1990, Ms. Pisano, was a certified public accountant, practiced public accounting and specialized in high tech and biotech companies. Ms. Pisano received her Juris Doctorate degree from the Washington College of Law at the American University in Washington, D.C. Ms. Pisano graduated Magna Cum Laude with a Bachelor of Science degree in Accounting from the University of Maryland. Although Ms. Pisano is an attorney and an accountant she likes to follow Jimmy Buffett’s advice and “say what you mean, mean what you say”. Ms. Pisano has four children and enjoys volunteering at her children’s public schools.

Ms. Pisano’s significant institutional knowledge of our company’s field of work gives our board valuable insight into our operations. Her prior managerial experience brings insightful business knowledge to bear on our board deliberations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership of equity securities of the Company with the SEC and to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under the Exchange Act during its most recent fiscal year and Forms 5 with respect to its most recent fiscal year, the Company believes that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the respective reporting persons during the fiscal year ended December 31, 2010, except that Mr. Randall M. Griffin filed a Form 4 relating to one transaction two days late.

Code of Ethics

KEYW has adopted a code of business conduct and ethics applicable to all of our officers including our CEO and CFO, directors, and employees. A copy of that code is available on our corporate website at www.keywcorp.com. The policies and procedures address a wide array of professional conduct, including, but not limited to:

Conduct	Political Contributions, Activities and Public Positions
Public Disclosure	Government Officials and Company Personnel
Legal Compliance	Payments to Employees of Customers or Suppliers
Government Business	Conflict of Interest
Company Records and Accounts	Compliance with Tax and Currency Laws
Insider Trading	Time Recording
Vigilant Reporting	Reporting of Violations
Indoctrination

Any person may receive a copy of this Code of Ethics at no charge by contacting the Company’s Chief Administrative Officer via mail, email to corporatesecretary@keywcorp.com or by phone at 443-270-5300.

Employees with complaints or concerns may report these through the KEYW OpenBoard which provides an anonymous and confidential method for reporting any issues or concerns. Employees may present concerns anonymously through OpenBoard at 866-265-3857. Confidential reports also may be submitted by mail addressed to the Corporate Secretary for delivery to the Board of Directors, submitted online at https://www.openboard.info/keyw/index.cfm or by e-mail at keyw@openboard.info.

Director Independence

Under the NASDAQ Marketplace Rules, a majority of our board of directors must be comprised of independent directors, and each member of our audit, compensation and nominating and corporate governance committees must be an independent director, as defined under the NASDAQ Marketplace Rules. Under the NASDAQ Marketplace Rules, a director will not qualify as an “independent director” if, in the opinion of the company’s board of directors, the director has any relationship which would interfere with the exercise of the director’s independent judgment in carrying out his or her responsibilities as a director. In addition, under the NASDAQ Marketplace Rules, an independent director may not be an executive officer or employee of our company and must satisfy certain other requirements under the NASDAQ Marketplace Rules.

In addition, each member of our audit committee must satisfy the independence criteria set forth in Rule 10A-3 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). In order to be considered independent for purposes of Rule 10A-3, a member of the audit committee may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the company or any of its subsidiaries; or (2) be an affiliated person of the company or any of its subsidiaries.

Our board of directors has undertaken a review of the independence of each director under the NASDAQ Marketplace Rules and under applicable securities laws and rules. As a result of this review, our board of directors affirmatively determined that Mr. Campbell, Mr. Chao, Mr. Griffin, Mr. Hannon, Mr. Minihan, Mr. Money and Ms. Pisano, representing a majority of our eight directors, are “independent directors” as defined under the NASDAQ Marketplace Rules and that each member of our audit committee satisfies the independence requirements of Rule 10A-3 of the Exchange Act.

Board Composition

The biographical information presented above discusses the specific experience, qualifications, attributes and skills contributing to our conclusion that each director should serve as a member of our board. Our goal in selecting board members is to compose leadership that has a broad base of knowledge and experience targeted to our business and industry, which allows our board to engage in forthright discussion about our strategies, risks and plans as a company. Board members who have an investment stake in our company, either individually or as executives of entities that comprise some of our significant stockholders, have interests that are aligned with our company’s desire to grow and prosper. We believe that each board member has demonstrated business acumen and an ability to exercise sound and ethical judgment, as well as a commitment of service to our company and to our board of directors during the period leading up to this offering. Finally, we value their significant experience on other public company boards of directors and board committees, in government agencies, and in private companies, which when aggregated as a full board we feel provides the level of expertise necessary in directing our company.

Board Committees

Our board of directors has established an audit committee, a compensation committee, an ethics committee, and a nominating and corporate governance committee, with each committee having the composition and responsibilities described below effective upon the completion of this offering. The members of each committee are appointed by our board of directors.

Audit Committee

Our audit committee is comprised of Caroline Pisano, Arthur Money, and John Hannon. Ms. Pisano is the chairperson of our audit committee. Our board of directors has determined that each member of the audit committee meets the financial literacy requirements under the rules and regulations of the NASDAQ and that Ms. Pisano qualifies as an “audit committee financial expert” under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002. In addition, our board of directors has determined that each member of our audit committee is an independent director under the listing standards of The NASDAQ Stock Market and is independent pursuant to Rule 10A-3 of the Exchange Act. As provided for in the committee’s charter, as approved by our board of directors, our audit committee is responsible for, among other things:

•	Determining the appointment, compensation, retention and oversight of our independent registered public accounting firm, and approving the audit and non-audit services to be performed by our independent registered public accounting firm;
•	Evaluating the qualifications, performance and independence of our independent registered public accounting firm;
•	Overseeing our accounting and financial reporting processes and the audits of our financial statements; and
•	Reviewing and assessing the qualitative aspects of our financial reporting, our processes to manage business and financial risk, and our compliance with significant applicable legal, ethical and regulatory requirements as they relate to financial statements or accounting matters.

Compensation Committee

Our compensation committee is comprised of Messrs. Griffin, Money, and Hannon. Mr. Money is the chairperson of our compensation committee. As provided for in the committee’s charter, as approved by our board of directors, our compensation committee is responsible for, among other things:

•	Reviewing and recommending KEYW’s general policy regarding executive compensation;
•	Reviewing and recommending compensation for our chief executive officer and our other executive officers, including annual base salary, annual incentive bonus (including the specific goals required to receive an annual incentive bonus and the amount of any such annual incentive bonus), equity compensation and any other benefits or compensation;
•	Reviewing and recommending any employment-related agreements, severance arrangements and change-of-control arrangements and similar agreements/arrangements for our executive officers;

•	Reviewing and recommending compensation plans for our employees and amendments to our compensation plans to our board of directors;
•	Preparing the compensation committee report that the SEC requires to be included in our annual proxy statement; and
•	Overseeing, reviewing and making recommendations with respect to our equity incentive plans.

Our board of directors has determined that each member of our compensation committee is an “independent director” as defined under the NASDAQ Marketplace Rules.

Ethics Committee

Our ethics committee is composed of Messrs. Minihan and Moodispaw. Mr. Moodispaw is the chairperson of our ethics committee. Our ethics committee is responsible for, among other things:

•	Advising our management and board of directors of means to ensure that we adhere to the highest ethical standards in our day to day operations;
•	Ensuring that a positive working environment is created and maintained for all of our employees and that those employees are challenged to meet such a standard;
•	Providing a forum for advice to the internal auditor and corporate counsel, our management and any of our employees to consider ethical issues; and
•	Recommending to our management and the entire board of directors means to train managers and employees.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is comprised of Messrs. Minihan and Hannon. Mr. Hannon is the chairperson of our nominating and corporate governance committee. As provided for in the committee’s charter, as approved by our board of directors, our nominating and corporate governance committee is responsible for, among other things:

•	Reviewing developments in corporate governance practices and developing and recommending governance principles, policies and procedures applicable to KEYW;
•	Identifying, reviewing and recommending to our board of directors nominees for election to our board of directors and to fill vacancies on our board of directors;
•	New director orientation;
•	Reviewing and making recommendations to our board of directors regarding board committee structure and membership; and
•	Succession planning for our executive officers.

Our board of directors has determined that each member of our nominating and corporate governance committee is an “independent director” as defined under the NASDAQ Marketplace Rules.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or our compensation committee. Messrs. Griffin and Hannon, members of our compensation committee have had certain relationships or have engaged in certain transactions with us during our prior fiscal year, which are set forth below.

Lease.  Our facility headquarters is in Hanover, Maryland and is leased from a subsidiary of Corporate Office Properties, L.P., or COP. Mr. Griffin is the Chief Executive Officer of Corporate Office Properties Trust, or COPT, which is the general partner of COP. This lease was entered into in May 2009 and continues until May 2016. Annual payments due under the lease are approximately $450,000 through 2015, with a pro rata portion of the annual payment due for the first four months of 2016 until the current term expires. The aggregate amount of all periodic payments or installments due under this lease on or after January 1, 2009, including required or optional payments due during or at the conclusion of the lease is approximately $3.0 million. Other than as the Chief Executive Officer of COPT, Mr. Griffin does not have any direct or indirect material interest in the transaction.

Issuance of Promissory Notes.  In March 2010, we issued subordinated unsecured promissory notes bearing interest at an annual rate of 8% and warrants to purchase 20,000 shares of common stock, or a pro rata portion thereof, for each $1.0 million loaned. The notes were issued to certain existing stockholders, including the John G. Hannon Revocable Trust U/A DTD 03/09/04, an entity for which Mr. Hannon has voting and dispositive power, in connection with the financing of our acquisition of IIT. The principal amount of notes purchased by John G. Hannon Revocable Trust U/A DTD 03/09/04 was $3,000,000 and the number of warrants issued to John G. Hannon Revocable Trust U/A DTD 03/09/04 was 60,000. The promissory notes were paid off in October 2010 for $3.1 million including $137,846 of interest.

May 2009 Private Placement.  In May 2009, we conducted a private placement of our common stock and warrants and COP and the John G. Hannon Revocable Trust U/A DTD 03/09/04, an entity for which Mr. Hannon has voting and dispositive power, both participated in this transaction. The private placement was conducted at a price per unit of $5.50, with each unit consisting of one share of common stock and warrant coverage equal to 50% of a share of common stock. The warrants have an exercise price of $5.50 per share and expire seven years from the date of issuance. COP and John G. Hannon Revocable Trust U/A DTD 03/09/04 each invested $3 million in this private placement and were each issued 545,456 shares of common stock and 272,728 warrants.

Issuance of Warrants.  In March 2010, we issued a warrant to purchase up to 50,000 shares of our common stock at an exercise price of $9.25 per share to COP in order to obtain COP’s consent to the IIT Acquisition. This consent was required under our amended and restated stockholders’ agreement that was in place prior to our IPO. The warrants expire seven years from the date of issuance.

Director Compensation

Directors who are full-time employees of KEYW receive no additional compensation for their service as directors. In addition, in 2009, two of our directors, Mr. Griffin (for COPT) and Mr. Campbell (for Vedanta), served as designees of particular stockholders on our board of directors pursuant to the stockholders’ agreement, and had declined to accept compensation for their services as directors. Effective with the IPO, Mr. Campbell has accepted compensation for his services but Mr. Griffin is still declining any compensation. With respect to non-employee directors, our philosophy is to provide competitive compensation necessary to attract and retain outstanding people to our board of directors. The compensation committee reviews annually the form and amount of director compensation, and as part of its review of the compensation policies of KEYW, has sought input from Grant Thornton as to director compensation practices of similarly-situated companies.

For 2010, the board of directors and the compensation committee approved the following changes to non-employee director compensation levels:

•	Annual retainer of $20,000 for board service;
•	Audit committee chairperson retainer of $10,000;
•	Compensation committee chairperson retainer of $5,000;
•	Ethics committee chairperson retainer of $5,000; and
•	Nominating and corporate governance committee chairperson retainer of $5,000.

The table below summarizes the compensation paid by KEYW to non-employee directors for the fiscal year ended December 31, 2010.

Director Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
William I. Campbell(2)	—	41,182	41,182
Pierre A. Chao	5,000	—	5,000
Randall M. Griffin	—	—	—
John G. Hannon	—	—	—
Kenneth A. Minihan	20,000	—	20,000
Arthur L. Money	20,000	—	20,000
Caroline S. Pisano	7,500	—	7,500

(1)	Amounts reported in this column reflect the aggregate grant date fair value as calculated under FASB ASC Topic 718 Compensation-Stock Compensation (formerly FAS 123R). See “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our audited financial statements contained elsewhere in this Form 10-K for a description of the assumptions used in making these calculations.
(2)	Effective with the IPO, Mr. Campbell was granted options for his services on the Board. The total grant was for 20,000 shares.

Item 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

The following discussion provides an overview and analysis of the compensation programs applicable to each person that served as our principal executive officer or principal financial officer during 2010 and our three other most highly compensated executive officers for 2010 (referred to herein as our Named Executive Officers, or NEOs), and certain executive compensation 2010 policies. This section also explains our general compensation philosophy and objectives and how we made compensation decisions for our NEOs for 2010. Our NEOs in 2010 were:

•	Mr. Leonard Moodispaw — President & Chief Executive Officer;
•	Mr. John Krobath — Chief Financial Officer;
•	Mr. Mark Willard — Chief Impact Officer;
•	Mr. Edwin Jaehne — Chief Strategy Officer; and
•	Ms. Kimberly DeChello — Chief Administrative Officer.

This discussion contains forward looking statements based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.

Compensation Philosophy and Objectives

The overall goal of our compensation programs is to attract, retain, and motivate qualified, talented and diverse leaders who are enthusiastic about our mission and culture by providing competitive compensation and benefits to our executive officers consistent with our focus on controlling costs. We believe that compensation plays a role in, but is not the exclusive means of, achieving these goals. Non-financial attributes, such as a rewarding and innovative work environment, challenging projects, and career growth opportunities also help us to attract and motivate the leaders we seek to employ at KEYW.

We aim to design our compensation programs so that our executive officers are motivated both to achieve strong short-term (annual) performance goals and to contribute to the creation of long-term stockholder value. Accordingly, a significant portion of each executive’s total compensation is tied to the achievement of annual performance goals and to long-term stock appreciation. In addition, we believe that annual incentive compensation for our executive officers should be based primarily on the achievement of objective corporate financial goals, with the flexibility to also reward our executives for exceptional contributions to the achievement of these goals or for the achievement of specific individual goals or other corporate performance goals.

Change of Control and Severance Benefits

We have change-of-control and severance provisions in the employment agreements in place for our NEOs. For a further discussion of the change-of-control and severance provisions applicable to our NEOs see “Employment Agreements” and “Potential Payments upon Termination or a Change of Control” below.

Determination of Executive Compensation

Role of Compensation Committee and Board of Directors.  We established a compensation committee of our board of directors in January 2009 to review and recommend to our board of directors compensation for our executive officers, including our NEOs. Prior to that time, compensation decisions were reviewed and approved by our full board of directors, as part of the formation and start-up of KEYW. Since its formation, the compensation committee has been responsible for:

•	reviewing and recommending corporate goals and objectives as they relate to executive compensation;
•	evaluating the performance of executive officers;

•	overseeing the administration of incentive and equity-based compensation plans;
•	recommending new plans, plan amendments, and/or the termination of current plans;
•	recommending board of directors’ compensation, such as retainers, chairperson fees, or equity grants; and
•	overseeing the work of external consultants advising KEYW on compensation matters.

For a more detailed description of the role of our compensation committee, see “Board Committees — Compensation Committee” above.

Role of Management.  Our Chief Executive Officer participates in meetings of our compensation committee upon the request of its members and in meetings of our board of directors as a member of the board and makes recommendations to the compensation committee and board of directors with respect to base salary, the setting of performance targets, the amounts of any short-term and long-term incentive compensation and equity awards for our executive officers. The compensation committee also works with our Chief Financial Officer and Chief Administrative Officer in evaluating the financial, accounting, tax and retention implications of our various compensation programs. Neither Mr. Moodispaw nor any of our other NEOs participates in deliberations relating to his or her own compensation.

Assessment of Competitive Practices and Role of Compensation Consultant.  We believe that competitive compensation programs are critical in attracting, retaining and motivating the talent KEYW needs to achieve its stated objectives. In the third quarter of 2009, our board of directors engaged Grant Thornton LLP, “Compensation Consultant”, to assist the compensation committee in its assessment of the competitiveness of our executive compensation practices. Pursuant to its engagement, Compensation Consultant completed a benchmarking analysis of total direct compensation for top executives and other key employees and made recommendations to management and the compensation committee regarding executive and key employee compensation. In addition, Compensation Consultant assisted in the design of a new annual incentive plan and a new long-term incentive plan for KEYW executives and employees commencing in 2010. See “— Components of Executive Compensation” below, for further discussion of our annual incentive and long-term incentive plans. Compensation Consultant performed its work under the direction and authority of the board of directors and the compensation committee, with input from management.

Compensation Consultant’s benchmarking analysis was based on two distinct peer groups which it developed jointly with executive management.

The first peer group developed by Compensation Consultant and executive management and examined by the compensation committee consisted of companies that are comparable to KEYW with respect to industry and size as measured by revenues. The compensation committee reviewed companies that provide similar services/products to the Intelligence Community, which we refer to as the Industry Peer Group. The Industry Peer Group was as follows:

• Aerovironment, Inc.	• Cogent, Inc.
• American Science & Engineering, Inc.	• Dynamics Research Corporation
• Applied Signal Technology, Inc.	• Globe Communication Systems, Inc.
• Arcsight, Inc.	• Integral Systems, Inc.
• Argon ST, Inc.	• Kratos Defense & Security Solutions, Inc.
• Astronics Corporation	• NCI, Inc.
• Axsys Technologies, Inc.	• Stanley, Inc.

The second peer group developed by Compensation Consultant and executive management and examined by the compensation committee consisted of companies that had completed an initial public offering in the last three years (2007 – 2009) with comparable deal values and market capitalization as anticipated by our management in their discussions with Compensation Consultant, which we refer to as the IPO Peer Group. The IPO Peer Group was as follows:

• Bridgepoint Education, Inc.	• LogMeIn, Inc.
• CardioNet, Inc.	• Medidata Solutions, Inc.
• Cumberland Pharmaceuticals, Inc.	• OpenTable, Inc.
• Grand Canyon Education, Inc.	• Rosetta Stone, Inc.
• ICx Technologies, Inc.	• Veraz Networks, Inc.
• IPC The Hospitalist Company, Inc.

Compensation Consultant also utilized published survey data from the following sources:

•	2009/2010 Watson Wyatt Top Management Compensation Report (for services companies with revenues ranging from $100 million to $449 million and for all organizations with revenues ranging from $250 million to $1 billion);
•	2009 Mercer Executive Benchmark Database (for professional services companies with revenues less than $500 million); and
•	2009 Radford Executive Survey (for all organizations with revenues ranging from $200 million to $499 million).

Compensation Consultant used these peer groups and industry surveys to present to the compensation committee data about salary, bonus and equity compensation at the 25th, 50th and 75th percentiles and the relative mix of these components of total compensation for executive and senior personnel positions at these comparable companies and in comparable industry and company groups. We use this compensation data as a reference point when setting compensation levels. Our compensation committee maintains discretion in determining the nature and extent to which this data is applied.

In the future, we anticipate examining market executive compensation practices utilizing the Industry Peer Group, but not the IPO Peer Group, as the Industry Peer Group more closely reflects our industry and competitors for customers and employees.

Components of Executive Compensation

The chart below lists and describes the elements currently included in our executive compensation program and summarizes our purpose in providing each such element. As further described below under “— Annual Incentives,” we did not have an annual incentive program in place for our executives for our 2009 fiscal year. We did include annual cash incentives as a component of our executive compensation program for 2010.

Compensation Component	Description	Purpose
Base Salary	Base compensation for performing core responsibilities and contributions to the Company.	Provide steady source of income based primarily on scope of responsibility and years of experience.
Annual Incentives	Annual cash incentive opportunities are provided for under the KEYW Annual Incentive Plan and are expressed as a percentage of base salary. Threshold, target, and maximum incentive opportunities are established based on corporate, business unit, and individual goals.	Ensure focus on specific annual goals, provide annual performance-based cash compensation, and motivate achievement of critical short-term performance metrics.

Compensation Component	Description	Purpose
Long-Term Incentives	Equity grants provided under our equity incentive plans to all executives and employees. Equity award types provided for include:

  •    Stock options
  •    Restricted stock

	Cash-based incentives also may be provided from time to time under our long-term incentive plan.	Align the interests of executives with stockholders, provide for executive ownership of stock, attract, retain and motivate key talent, and reward long-term growth of the business.
Discretionary Awards	One-time awards of cash or equity.	Intended to recognize exceptional contributions to KEYW’s business by individual executives and employees.
Retirement, Health, & Welfare Benefits	Includes benefits such as: • Health, dental and vision insurance • Life insurance • Disability insurance • Long Term Care • Paid Time Off & Holidays • Company 401(k) contributions.	These benefits are part of our broad-based total compensation program, available to all full-time employees of the Company.

Base Salary.  Base salary is intended to provide executives with a base level of regular income for performance of their essential duties and responsibilities. In general, base salaries for our NEOs are initially negotiated with the executive at the time executives are hired, and reviewed annually by our compensation committee and board of directors, with input from our Chief Executive Officer (other than with respect to himself). In determining base salaries, we consider the executive’s qualifications and experience, salaries of executives in similar positions at comparable companies as described above under “— Determination of Executive Compensation — Assessment of Competitive Practices and Role of Compensation Consultant,” and internal comparisons of the relative compensation paid to members of our executive team. For 2009, the compensation committee and our board of directors determined to maintain base salaries for our NEOs at the same level as base salaries in effect for 2008.

As described above, in the fourth quarter of 2009, Compensation Consultant conducted a benchmarking analysis of total direct compensation for top executives and other key employees, which contained recommendations as to base salaries of our NEOs. For 2010, the compensation committee approved the following increases to the base salary of our executive officers over 2009 base salaries based on a review of Compensation Consultant’s analysis and recommendations and the recommendations of our Chief Executive Officer (as to other executive officers):

Name/Title	2009 Base Salary	2010 Base Salary	Percentage Increase
Leonard Moodispaw President and Chief Executive Officer	$300,040	$350,002	16.65%
John Krobath Chief Financial Officer	$200,013	$225,014	12.50%
Mark Willard Chief Impact Officer	$210,621	$240,011	13.95%
Edwin Jaehne Chief Strategy Officer	$180,960	$200,013	10.53%
Kimberly DeChello Chief Administrative Officer and Secretary	$167,669	$200,013	19.29%

Annual Incentives.  Prior to January 2010, the Company did not have an annual incentive plan. Effective January 2010, we adopted the KEYW Annual Incentive Plan, which we refer to as the annual incentive plan, or AIP. In general, all of our employees may become eligible to participate in the AIP, with our Chief Executive Officer retaining discretion to determine which employees (other than executive officers) are included in the AIP on a year-to-year basis. Approval of the compensation committee is required with respect to the inclusion of any of our executive officers in the AIP. The AIP is intended to:

•	Motivate eligible employees to achieve annual financial performance goals, other corporate goals or individual goals, depending on the level of seniority and responsibilities of the employee;
•	Reward employees for achievement of financial, business unit, and individual performance targets that contribute to the creation of long-term stockholder value; and
•	Provide maximum flexibility to reward individual employee performance and innovation.

Under the AIP, annual incentive opportunities are established each year as a percentage of each eligible employee’s base salary. For our Chief Executive Officer and other executive officers, performance goals and incentive opportunities are generally recommended by the compensation committee and determined by the board of directors in the first quarter of the fiscal year to which the award relates. For our Chief Executive Officer and other executive officers, annual incentive payments under the AIP are tied to company-wide financial performance targets. In establishing the AIP, the compensation committee and the board of directors felt that company-wide financial performance targets best gauge the performance of KEYW’s senior management team in growing short- and long-term stockholder value. For 2010, the compensation committee determined to set company-wide financial performance targets for our Chief Executive Officer and other executive officers based on the achievement of a combination of specified target revenue and specified target EBITDA, measured after giving effect to payments to employees under the AIP, which we refer to as the 2010 financial target. In particular, the compensation committee and the board of directors determined to weight achievement of the 2010 financial target 60% on the achievement of target revenue and 40% on the achievement of target EBITDA.

Annual incentive plan payouts for 2010 for our Chief Executive Officer and other executive officers were based on the extent to which actual revenue and EBITDA performance (weighted as described above) met the 2010 financial target, based on a sliding scale of performance. For our NEOs, actual revenue and EBITDA performance were required to achieve a minimum level of 90% of the 2010 financial target for any award to be paid under the AIP. For employees that are not executive officers, actual revenue and EBITDA performance were required to achieve a minimum level of either 80% or 90% of the 2010 financial target (or in the case of non-executive employees for which other performance targets were established, 80% or 90% of such other performance target), depending on the particular employee’s job title and position. For 2010, the Chief Executive Officer’s incentive opportunity ranged from 37.5% to 112.5% of base salary, with a target of 75% of base salary. For each other executive officer, his or her incentive opportunity ranged from 25% of base salary to 75% of base salary, with a target of 50% of base salary.

The following table sets forth the minimum, target and maximum annual incentive payments potentially payable to our Chief Executive Officer and our other executive officers based on the percentage achievement of the 2010 financial target. The table is based on 2010 annual salaries.

		Payment Level/Percentage Achievement of 2010 Financial Target
Name	2010 Base Salary	Minimum/90%	Target/100%	Maximum/110%
Leonard E. Moodispaw	$350,002	$131,251	$262,502	$393,752
John E. Krobath	$225,014	$56,254	$112,507	$168,761
Mark A. Willard	$240,011	$60,003	$120,006	$180,008
Edwin M. Jaehne	$200,013	$50,003	$100,007	$150,010
Kimberly J. DeChello	$200,013	$50,003	$100,007	$150,010

AIP awards are paid in cash. The amount payable pursuant to each award will be determined by the compensation committee based on achievement of the applicable performance targets. Under the AIP, the compensation committee has the discretion to increase or decrease the amount of the payout to an executive officer based on individual performance, provided such payout does not exceed the maximum payout permitted to the executive officer under the AIP. Additionally, the compensation committee may not make a discretionary increase in payment under the AIP to an executive officer subject to the $1,000,000 limit on compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), if the Company is intending to qualify the AIP awards for an exception to the compensation limit for such executive officer under Section 162(m) of the Code.

Our compensation committee determined that the 2010 financial target was achieved for all NEOs at the Minimum/90% level, and AIP payments were made in January 2011 for 2010 performance. See also, “— Summary Compensation Table” and “— Grants of Plan Based Awards” herein.

Long-Term Incentives.  We believe that our executives should have a continuing stake in our long-term success. We believe that equity compensation is the best means of aligning the interests of our executives and employees to the interests of our stockholders and of incentivizing our executives and employees to contribute to the long-term growth of stockholder value. We encourage our executives to hold a significant equity interest in our Company; however, we do not have specific share retention and ownership requirements for our executives.

In 2009, we awarded stock options and restricted stock awards to our NEOs under The KEYW Corporation 2008 Stock Incentive Plan (the 2008 Plan) and outside the 2008 Plan. See “— Executive Compensation Tabular Disclosures — Grants of Plan-Based Awards Table” for a detailed description of equity awards made to our NEOs during 2009 and “Executive Compensation — Equity Incentive Plans” for a detailed description of the 2008 Plan. These awards were made pursuant to initial equity awards for new hires and in response to the benchmark compensation analysis performed by Compensation Consultant, described above, which indicated that the equity component of our executive officers’ total compensation was under-weighted as compared to the peer companies reviewed in the Compensation Consultant analysis. Under the 2008 Plan, no stock options or restricted stock awards were awarded in 2010.

Generally awards granted under the 2008 Plan vest ratably on an annual basis over five years. No option or stock awards to NEOs in 2009 departed from the standard five year vesting other than the following: (i) our CFO received of 70,000 shares of restricted stock, issued pursuant to the 2008 Plan, which vest ratably on an annual basis over three years; (ii) our CFO was awarded options to purchase 195,000 shares of common stock outside of the 2008 Plan, which vest ratably on an annual basis over three years; and (iii) restricted stock awards to NEOs totaling 32,500 restricted shares, not issued under the 2008 Plan, that cliff vest on December 2, 2012. In addition, in early 2009, the board of directors determined to modify the vesting of awards so as to have these awards vest ratably on an annual basis over three years with an initial 25% vesting immediately. The board of directors determined that such three-year vesting would be applied to future awards.

As part of the board of directors’ and compensation committee’s review of competitive compensation practices conducted in the fourth quarter of 2009, the board of directors and compensation committee adopted a new long-term incentive plan, which we refer to as the long-term incentive plan or LTIP, which sets forth KEYW’s long-term incentive compensation policy for its executive officers and other employees. The LTIP applies with respect to long-term incentive compensation awards beginning in 2010. The LTIP is designed to:

•	Attract, retain, and motivate key contributors to KEYW’s profitability and growth;
•	Align employee and stockholder interests;
•	Share the benefits of appreciation in the value of KEYW’s common stock with key contributors; and
•	Facilitate stock ownership by key contributors.

The LTIP sets forth the framework KEYW intends to use for the award of long-term incentive compensation, and contemplates that KEYW may award various types of equity-based awards under its equity plans on an annual basis, including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, and other stock-based awards. The LTIP also contemplates awards linked to the value of our common stock but that are payable in cash. The type and mix of equity-based compensation awards made under the LTIP may vary from year-to-year based on KEYW’s compensation philosophy, employment needs, and business goals. To date, we have only issued stock options and restricted stock under the LTIP.

Under the LTIP, long-term incentive awards equal in value to a set percentage of each eligible employee’s base salary are to be awarded annually to eligible employees.

In the near term, we anticipate that equity grants will be comprised mainly of stock options and restricted stock, based on the board of directors’ and compensation committee’s review of competitive compensation practices conducted in the fourth quarter of 2009.

The anticipated metrics for granting annual long-term incentive awards under the LTIP are as follows:

	Value of Annual Long-Term Incentive Award (as a Percentage of Base Salary)	Proportion of Award Delivered In:
Executive Group		Stock Options	Restricted Stock
Chief Executive Officer	125%	80%	20%
Other Named Executive Officers	75%	70%	30%

The break out between stock options and restricted stock, as well as the different proportions for the CEO and other NEOs was based on recommendations from the Compensation Consultant’s compensation analysis. This analysis included an analysis of the group of peer companies selected by Compensation Consultant (as listed above) based on their relevance to our markets, size, and location and other market data to discern broader compensation trends in the market, as described above under “— Determination of Executive Compensation  — Assessment of Competitive Practices and Role of Compensation Consultant.”

We expect LTIP awards to be made in January or February of each year based on prior year performance. In January 2011, we issued LTIP awards to our senior management based on their 2010 performance.

Discretionary Awards.  In 2009, we paid our Chief Executive Officer, Leonard Moodispaw, a one-time discretionary cash bonus of $2,100,000 to facilitate his purchase of 200,000 shares of our common stock and warrants to purchase an additional 100,000 shares of our common stock. Specifically, the discretionary award consisted of $1,100,000 to cover the purchase price of the common stock and warrants (which Mr. Moodispaw subsequently used to purchase these shares of common stock and warrants) and an additional $1,000,000 gross-up payment to cover the taxes associated with the grant to Mr. Moodispaw of the purchase price for these shares of common stock and warrants.

The board of directors decided to facilitate Mr. Moodispaw’s purchase of additional equity through the foregoing cash award in recognition of (i) Mr. Moodispaw’s contributions to the establishment of KEYW and the growth of its business, (ii) the importance of Mr. Moodispaw’s strong, long-term relationships with customers across the Intelligence Community, (iii) the board’s policy of encouraging executives to hold a significant equity stake in KEYW, and (iv) the benchmark compensation analysis performed by Compensation Consultant, described above, which indicated that the equity component of our executive officers’ total compensation was under-weighted as compared to the peer companies reviewed in the Compensation Consultant analysis.

Retirement, Health, & Welfare Benefits.  We operate in a competitive market for highly skilled technical and management staff who also hold high-level security clearances. As a result, our benefits programs must be competitive with those of our competitors since employees in our industry typically look at the complete compensation program being offered, including retirement, health and welfare benefits. Our benefits programs are available to all of our full-time employees and include health, dental and vision insurance, life insurance, disability insurance, long-term care, paid time off and company contributions under our 401(k) plan. We believe that it is important to maintain a competitive benefits program that complements our salary structure and confirms the commitment we have to maintaining a rewarding and enjoyable work environment.

Compensation Mix.  The following table summarizes the total direct compensation pay mix (based on target incentive opportunities) for our NEOs for 2010 and expected for our NEOs for 2011, based on the revisions to our compensation programs adopted by our board of directors and compensation committee in the fourth quarter of 2009.

	Fiscal Year 2010			Fiscal Year 2011
Executive	Base Salary	Annual Incentives	Long Term Incentives	Base Salary	Annual Incentives	Long Term Incentives
Leonard Moodispaw President and Chief Executive Officer	33%	25%	42%	33%	25%	42%
John Krobath Chief Financial Officer	44%	22%	34%	44%	22%	34%
Mark Willard Chief Impact Officer	44%	22%	34%	44%	22%	34%
Edwin Jaehne Chief Strategy Officer	44%	22%	34%	44%	22%	34%
Kimberly DeChello Chief Administrative Officer and Secretary	44%	22%	34%	44%	22%	34%

Compensation Actions in Fiscal 2010

Our compensation committee continually reviews our compensation policies and practices. One of the compensation policies and practices that our compensation committee reviewed for 2010 included the development and implementation of an employee stock purchase plan (“ESPP”). We implemented the ESPP January 1, 2010. The ESPP offers a maximum of 5,000,000 million shares of Common Stock for purchase by employees over the ten year life of the ESPP. Employees are able to purchase shares through accumulated payroll deductions at 85% of the fair market value of the shares based on the closing sales price of the shares on the purchase date, which shall occur at the end of each fiscal quarter. Individual employees are limited to a maximum of 500 shares per quarter under the ESPP.

The review of our compensation policies and practices is intended to further support the goals and objectives of our compensation programs as a whole.

Compensation Actions in 2011

In January 2011, we issued LTIP grants to our NEOs totaling 19,800 restricted stock shares and non-qualified stock options to purchase 181,000 shares with a strike price of $14.57. The restricted stock cliff vests in January 2014 and the options vested 25% immediately and will vest 25% per year over the next 3 years.

In the fourth quarter of 2009, the compensation consultant conducted a benchmarking analysis of total direct compensation for top executives, which contained recommendations as to base salaries of our NEOs. For 2011, the compensation committee approved the following increases to the base salary of three of our NEOs to make them more comparable with peer salaries. Those increases are show below:

Name/Title	2010 Base Salary	2011 Base Salary	Percentage Increase
Leonard Moodispaw President and Chief Executive Officer	$350,002	$415,002	18.57%
John Krobath Chief Financial Officer	$225,014	$250,016	11.11%
Mark Willard Chief Impact Officer	$240,011	$275,018	14.59%
Edwin Jaehne Chief Strategy Officer	$200,013	$200,013	0.00%
Kimberly DeChello Chief Administrative Officer and Secretary	$200,013	$200,013	0.00%

Tax and Accounting Considerations

Section 409A.  With the assistance of outside counsel, we have reviewed our employment agreements for compliance with Section 409A of the Code, and we are in the process of reviewing our other executive compensation and benefits plans for compliance with Section 409A of the Code. We expect to complete this process in 2011.

Section 162(m).  Section 162(m) of the Code limits our ability to deduct compensation paid in any given year to a “covered employee” (which includes all of the NEOs other than the CFO) in excess of $1.0 million. After the end of the “grandfather” period set forth under Section 162(m), as much as practicable, we will attempt to structure the compensation paid to our NEOs in a manner that enables us to deduct such compensation. Compensation is not subject to this deduction limitation if it qualifies as “performance based compensation” within the meaning of Section 162(m). In the event the proposed compensation for any of our NEOs is expected to exceed the $1.0 million limitation, the compensation committee will, in making decisions about such compensation, balance the benefits of tax deductibility with its responsibility to hire, retain and motivate executive officers with competitive compensation programs. We may approve the payment of compensation that exceeds the deductibility limitation under Section 162(m) in order to meet our compensation objectives or if we determine that doing so is otherwise in the interest of our stockholders.

Accounting for Stock-Based Compensation (FASB ASC Topic 718 Compensation — Stock Compensation, formerly SFAS 123(R), “FASB ASC Topic 718”).  FASB ASC Topic 718 requires the expensing of stock-based compensation, which includes equity incentive awards such as stock options and restricted stock. The expense related to stock options and restricted stock granted to certain executives and board members is determined in accordance with FASB ASC Topic 718.

Sections 280G and 4999.  Under Sections 280G and 4999 of the Code, a 20% excise tax may be levied on certain payments made to certain executives as a result of a change-of-control if such payments equal or exceed three times the executive’s “base amount” (as defined under Section 280G). In structuring our executive compensation, we seek to minimize the potential tax consequences that could arise under Sections 280G and 4999 in the event of a change-of-control of KEYW.

Compensation and Risk

The compensation committee considers, in establishing and recommending KEYW’s employee compensation policies and practices, whether the policy or practice encourages unnecessary or excessive risk taking. The compensation committee has concluded that any risks arising from KEYW’s employee compensation policies and practices are not reasonably likely to have a material adverse effect on KEYW. Base salaries are fixed in amount and thus should not encourage unnecessary or excessive risk taking. While the annual incentive plan focuses executives on achievement of short-term or annual goals, and short-term goals may encourage the taking of short-term risks at the expense of long-term results, our annual incentive plan represents only a minority portion of each executive officer’s total compensation opportunity. The compensation committee believes that the annual incentive plan appropriately balances risk and the desire to focus executives on specific short-term goals that we believe are important to our success.

Going forward, a large percentage of the compensation provided to our executive officers and other key employees will be in the form of long-term incentive awards, which we believe are important to help further align our employees’ interests with those of our stockholders. The compensation committee believes that these awards will not encourage unnecessary or excessive risk taking since the ultimate value of the awards is tied to our stock price, and subject to long-term vesting schedules, to help ensure that employees have significant value tied to long-term stock price performance.

Report of the Compensation Committee

The Compensation Committee, which is composed solely of independent directors of the Board of Directors, assists the Board in fulfilling its responsibilities with regard to compensation matters, and is responsible under its charter for determining the compensation of KEYW’s executive officers. The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” section of this 2010 Annual Report on Form 10-K with management, including our CEO, Leonard E. Moodispaw, and our CFO, John E. Krobath.

Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the “Compensation Discussion and Analysis” section be included in KEYW’s 2010 Annual Report on Form 10-K.

Compensation Committee

Randall M. Griffin
John G. Hannon
Arthur L. Money

The following table sets forth the aggregate compensation awarded to, earned by, or paid to our Named Executive Officers (NEOs).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(4)(5)		Option Awards ($)(4)(5)		All Other Compensation ($)(6)		Total ($)
Leonard E. Moodispaw President and Chief Executive Officer	2010	348,080	131,300	(1)(2)	—		—		59,304		538,684
	2009	300,040	1,100,000	(3)	41,250		159,828		1,032,473	(7)	2,633,591
John E. Krobath(8) Chief Financial Officer	2010	224,053	56,300	(1)	—		26,786		44,488		351,627
	2009	120,969	—		412,500	(9)	515,829	(9)	19,501		1,068,799
Mark A. Willard Chief Impact Officer	2010	238,881	60,000	(1)	—		—		65,250		364,131
	2009	210,621	—		27,500		53,276		39,442		330,839
Edwin M. Jaehne(10) Chief Strategy Officer	2010	199,280	50,000	(1)	—		14,441		49,189		312,910
	2009	94,308	—		27,500		76,776		5,131		203,715
Kimberly J. DeChello Chief Administrative Officer	2010	198,769	50,000	(1)	—		—		58,511		307,280
	2009	167,669	—		27,500		53,276		33,118		281,563

(1)	2010 AIP awards were paid January 28, 2011 based on the achievement of the applicable performance targets as determined by the Compensation Committee. See table title “Payment Level/Percentage Achievement of 2010 Financial Target” above in Executive Compensation.
(2)	Mr. Moodispaw invested a portion of this bonus in KEYW common stock by purchasing 10,000 shares on February 11, 2011.
(3)	Reflects the portion of the one-time bonus we paid Mr. Moodispaw in 2009 to cover the purchase price of certain common stock and warrants subsequently purchased by Mr. Moodispaw in 2009. See “Compensation Discussion and Analysis — Components of Executive Compensation — Discretionary Awards” above.
(4)	Amounts reported in this column reflect the aggregate grant date fair value as calculated under FASB ASC Topic 718. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements which are included elsewhere in this Form 10-K, for a description of the assumptions used in making these calculations.
(5)	Equity awards granted to our NEOs in 2010 were issued out of our 2009 Plan. Equity awards granted to our NEOs in 2009 were issued out of our 2008 Plan with the exception of 195,000 shares of non-qualified stock options to our CFO which were not part of the 2008 or 2009 plans. See “— Executive Compensation — Equity Incentive Plans” for a description of our 2009 and 2008 Plans.
(6)	Represents KEYW matching contributions under our 401(k), paid time off (PTO) payouts of amounts over the accrual limits, plan and premiums paid by KEYW for health, dental, vision, long-term care, life and disability insurance, as well as an expense allowance to cover miscellaneous non-travel business expenses. Except as described in footnote (6) to the Summary Compensation Table, none of the benefits included in the “All Other Compensation” column above for any of our NEOs exceeds the greater of $25,000 or 10% of the total amount of benefits for that NEO.

(7)	Reflects the portion of the one-time bonus we paid Mr. Moodispaw in 2009 as a gross-up payment to cover taxes associated with the company paying Mr. Moodispaw the purchase price for certain common stock and warrants subsequently purchased by Mr. Moodispaw in 2009. See “Compensation Discussion and Analysis — Components of Executive Compensation — Discretionary Awards” above.
(8)	Mr. Krobath’s employment commenced on May 6, 2009.
(9)	We provided Mr. Krobath with an initial equity award of 20,000 options in connection with the commencement of his employment, and equity awards of 75,000 shares of restricted stock and 220,000 options in 2009 which the compensation committee recommended and the board of directors approved to grant to Mr. Krobath to raise his equity ownership in the Company to an acceptable level for his position in the Company.
(10)	Mr. Jaehne’s employment commenced June 15, 2009.

Grants of Plan-Based Awards Table

The following table sets forth the non-equity awards granted outside of plan to the NEOs during fiscal year 2010. We did not grant equity incentive awards to any executives in fiscal year 2010.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Stock awards: Number of shares of stock or units (#)	Options awards: Number of securities underlying options (#)		Exercise price of option awards ($/Sh)	Grant date fair value of stock and option awards ($)(1)
Executive Officer	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Leonard E. Moodispaw	—	131,251	262,502	393,752	—	—		—	—
John E. Krobath	10/27/2010	56,254	112,507	168,761	—	7,500	(2)	12.65	14,441
Mark A. Willard	—	60,003	120,006	180,008	—	—		—	—
Edwin M. Jaehne	7/28/2010	50,003	100,007	150,010	—	5,000	(2)	10.00	26,786
Kimberly J. DeChello	—	50,003	100,007	150,010	—	—		—	—

(1)	Amounts reported in this column reflect the aggregate grant date fair value as calculated under FASB ASC Topic 718. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements, which are included elsewhere in this Form 10-K, for a description of the assumptions used in making these calculations.
(2)	Non-Qualified Stock Options granted under the 2009 Plan. These awards are scheduled to vest with respect to 25% of the award on grant date in each of 2010, 2011, 2012 and 2013.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the equity awards outstanding as of the end of fiscal year 2010 and held by each NEO.

	Option Awards				Stock Awards
Executive Officer	Number of Securities Underlying Unexercised Option (Exercisable) (#)	Number of Securities Underlying Unexercised Option (Unexercisable) (#)	Option Exercise Price ($)	Option Expiration Date(1)	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)(2)
Leonard E. Moodispaw	18,750	56,250	5.50	10/15/2019	7,500(3)	110,025
					61,960(4)	908,334
John E. Krobath	1,875	5,625	12.65	10/26/2020	5,000(3)	73,350
	65,000	130,000	5.50	10/15/2019	40,000(5)	586,800
	6,250	18,750	5.50	10/15/2019
	4,000	16,000	5.50	7/15/2019
Mark A. Willard	6,250	18,750	5.50	10/15/2019	5,000(3)	73,350
					44,000(4)	645,040
Edwin M. Jaehne	1,250	3,750	10.00	7/27/2020	5,000(3)	73,350
	6,250	18,750	5.50	10/15/2019	3,000(4)	43,980
	2,000	8,000	5.50	7/15/2019
Kimberly J. DeChello	6,250	18,750	5.50	10/15/2019	5,000(3)	73,350
					44,000(4)	645,040

(1)	The grant date is 10 years and one day prior to the expiration date.
(2)	Market value for this purpose is determined based on the number of shares outstanding multiplied by our stock price of $14.67 on December 31, 2010, less any award price per share.
(3)	These awards are scheduled to vest on December 2, 2012, subject to continued employment with us through that date.
(4)	These awards are scheduled to vest in two equal installments on July 31, 2011 and July 31, 2012, subject to continued employment with us through that date. Award price was $0.01 per share.
(5)	This award is scheduled to vest in two equal installments on April 1, 2011 and April 1, 2012.

Option Exercises and Stock Vested at Fiscal Year End

The following table shows the number of shares acquired by each of the NEOs during 2010 through stock option exercises and vesting of restricted stock awards.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)(1)
Leonard E. Moodispaw	—	—	30,980	(2)	454,167
John E. Krobath	—	—	20,000		293,400
Mark A. Willard	—	—	22,000	(2)	322,520
Edwin M. Jaehne	—	—	1,500	(2)	21,990
Kimberly J. DeChello	—	—	22,000	(2)	322,520

(1)	Market value for this purpose is determined based on the number of shares vested multiplied by our stock price of $14.67 on December 31, 2010, less any award price per share.
(2)	Award price was $0.01 per share.

Employment Agreements

We have entered into employment agreements with all of our NEOs. Each agreement provides for retention of the NEO for an employment term continuing through August 3, 2012, which we refer to as the “guaranteed employment term.” In addition, each agreement provides that if we terminate the employment of the NEO without “cause” or for “disability” prior to the expiration of the guaranteed employment term, the NEO is entitled to receive compensation and benefits otherwise payable to him or her through the later to occur of August 3, 2012 or the last day of actual employment, whichever is greater. Pursuant to the employment agreements, upon the expiration of the guaranteed employment term, an NEO’s employment is converted to “at-will” employment and the NEO is no longer entitled any severance payments under the employment agreement. Payment and benefit levels were not based on independent competitive analysis but represent what we believed to be reasonable protections. Severance and change-in-control protections provided for in the employment agreements were not considered when making decisions on compensation elements.

The agreements also provide for the payment of certain amounts to the NEO upon a “change of control” that occurs within the guaranteed employment term. Under each employment agreement “change of control” is defined as the occurrence of any of (w) an acquisition after the date of the employment agreement by an individual or legal entity or “group” (as described in Rule 13d-5(b)(1) promulgated under the Exchange Act) of in excess of 50% of the voting securities of KEYW, (x) the dissolution or liquidation of KEYW or a merger, consolidation, or reorganization of KEYW with one or more other entities in which KEYW is not the surviving entity, unless the holders of KEYW’s voting securities immediately prior to such transaction continue to hold at least 51% of such securities following such transaction, (y) the consolidation or sale of all or substantially all of the assets of KEYW in one or a series of related transactions, or (z) the completion by KEYW of an agreement to which KEYW is a party or by which it is bound, providing for any of the events set forth in the above clauses (w), (x) or (y).

Specifically, the agreements provide that upon a change of control, the following occurs:

1)	CEO — The CEO is entitled to receive a cash payment in an amount equal to three (3) times (the total of the employee’s current base salary plus the greater of (the total cash bonuses paid during the last 24 months divided by two (2) or (current year’s target annual incentive opportunity)). If employment is terminated within one (1) year following the change-in-control, employee will be entitled to receive compensation and severance benefits for the remainder of the guaranteed employment period or for twelve (12) months, whichever is greater. This qualifying termination is if the Company terminates the employee without cause or at-will by the employee for “good reason”. Employee will continue to have health care, dental, disability or life insurance benefits for three years following the change-of-control. Further, subject to any overriding laws, the Company shall not be required to provide health care, dental, disability or life insurance benefits otherwise receivable by employee if employee is actually covered or becomes covered by an equivalent benefit (at the same or lesser cost to employee, if any) from another source. Any such benefit made available to Employee shall be reported to the Company. Stock options will remain exercisable for a period of one (1) year following termination, and any outstanding equity awards shall vest immediately upon the change-of-control. The company will provide a gross-up payment if payments exceed the IRS “safe harbor” limit by more than 10%. To the extent payments are less than or equal to 10% of the safe harbor, then payments are reduced to the safe harbor amount to avoid any excise tax liability.
2)	NEO’s, other than the CEO — The NEO is entitled to receive a cash payment in an amount equal to two (2) times the (total of the employee’s current base salary plus the greater of (the total cash bonuses paid during the last 24 months divided by two (2) or (current year’s target annual incentive opportunity)). If employment is terminated within one (1) year following the change-in-control, employee will be entitled to receive compensation and severance benefits for the remainder of the guaranteed period or for twelve (12) months, whichever is greater. This qualifying termination is if the Company terminates the employee without cause or at-will by the employee for “good reason”. Employee will continue to have health care, dental, disability or life insurance benefits for three years following the change-of-control. Further, subject to any overriding laws, the Company shall not be required to provide health care, dental, disability or life insurance benefits otherwise receivable by employee if employee is actually covered or becomes covered by an equivalent benefit (at the same or lesser cost to employee, if any) from another source. Any such benefit made available to employee shall be reported to the Company. Stock options will remain exercisable for a period of one (1) year following termination, and any outstanding equity awards shall vest immediately upon the change-of-control. The company will provide a gross-up payment if payments exceed the IRS “safe harbor” limit by more than 10%. To the extent payments are less than or equal to 10% of the safe harbor, then payments are reduced to the safe harbor amount to avoid any excise tax liability.

The right of each NEO under his or her employment agreement to receive payment upon a change of control is commonly referred to as a “single trigger” payment right (i.e., the NEO’s employment does not have to be terminated following the change of control for the executive to receive the cash payment). The board of directors and compensation committee considered the inclusion of a single trigger payment mechanism upon a change of control as part of the full package of benefits contained in each NEO’s employment agreement. The board of directors and compensation committee believe that it is important for KEYW, as a start-up company, in attracting and retaining executive management that it provide certainty of employment and the opportunity to benefit from long-term appreciation in equity value during KEYW’s start-up and initial growth. Accordingly, as described above, the employment agreements provide each NEO with a guaranteed employment term through the earlier of 2012 or a change of control. If KEYW is acquired in a change of control prior to 2012, the board of directors and compensation committee believe it is important in attracting and retaining executive management that they be compensated for the termination of their guaranteed employment term and for potentially foregoing the long-term appreciation in equity value that they might realize if the company were to continue operating independently until 2012. By providing that the executive is paid on a change of control regardless of whether the executive has been terminated or demoted or has otherwise experienced any diminution in compensation or duties, the board of directors believes that it is providing its NEOs with a reasonable and desirable level of financial security in the event that we experience a change-of-control prior to 2012.

Each employment agreement also contains confidentiality and proprietary information protection provisions to the benefit of KEYW and non-competition and non-solicitation covenants applicable to the NEO during his or her term of employment and for a one-year period following termination of the NEO’s employment with KEYW. Further, each employment agreement provides for reimbursement by KEYW of all reasonable, ordinary and necessary business, travel or entertainment expenses incurred by the NEO in the performance of his or her services to KEYW in accordance with KEYW’s policies.

Under each employment agreement “cause” is defined as (a) a good faith finding by KEYW that (i) the NEO has failed to perform his or her reasonably assigned duties and has failed to remedy such failure within 10 days following written notice from KEYW to the NEO notifying him or her of such failure, or (ii) the NEO has engaged in dishonesty, gross negligence or misconduct; (b) the conviction of the NEO of, or the entry of a pleading of guilty or nolo contendere by the NEO to, any crime involving any felony; (c) the NEO has breached fiduciary duties owed to KEYW or has materially breached the terms of his or her employment agreement or any other agreement between the NEO and KEYW; or (d) the failure of the NEO to maintain his or her security clearance if such clearance is necessary to perform the duties assigned to the NEO under his or her employment agreement.

The agreements contain the following specific terms for each 2010 NEO:

Leonard Moodispaw.  Mr. Moodispaw’s employment agreement provides for his employment as President and Chief Executive Officer during the guaranteed employment period. Under his employment agreement, Mr. Moodispaw is entitled to an initial base salary of $350,002 per year, subject to the approval of the board of directors, who may from time to time alter his base salary. In addition, Mr. Moodispaw is entitled to certain benefits, including vacation, health insurance and other insurance benefits.

John Krobath.  Mr. Krobath’s employment agreement provides for his employment as Executive Vice President, Chief Financial Officer during the guaranteed employment period. Under his employment agreement, Mr. Krobath is entitled to an initial base salary of $225,014 per year, subject to the approval of the board of directors, who may from time to time alter his base salary. In addition, Mr. Krobath is entitled to certain benefits, including vacation, health insurance and other insurance benefits.

Mark Willard.  Mr. Willard’s employment agreement provides for his employment as Executive Vice President during the guaranteed employment period. Under his employment agreement, Mr. Willard is entitled to an initial base salary of $240,011 per year, subject to the approval of the board of directors, who may from time to time alter his base salary. In addition, Mr. Willard is entitled to certain benefits, including vacation, health insurance and other insurance benefits.

Edwin Jaehne.  Mr. Jaehne’s employment agreement provides for his employment as Vice President, Chief Strategy Officer during the guaranteed employment period. Under his employment agreement, Mr. Jaehne is entitled to an initial base salary of $200,013 per year, subject to the approval of the board of directors, who may from time to time alter his base salary. In addition, Mr. Jaehne is entitled to certain benefits, including vacation, health insurance and other insurance benefits.

Kimberly DeChello.  Ms. DeChello’s employment agreement provides for her employment as Executive Vice President, Secretary during the guaranteed employment period. Under her employment agreement, Ms. DeChello is entitled to an initial base salary of $200,013 per year, subject to the approval of the board of directors, who may from time to time alter her base salary. In addition, Ms. DeChello is entitled to certain benefits, including vacation, health insurance and other insurance benefits.

Potential Payments Upon Termination or Change of Control

The section below describes the payments that may be made to our NEOs in connection with a change of control or pursuant to certain termination events.

The employment agreements for our NEOs, described above, have certain provisions that provide for payments to them (a) in the event of the termination of their respective employment without cause and (b) upon a change of control.

In addition, our equity plans provide that, upon a change of control (as defined in our 2008 Plan and 2009 Stock Incentive Plan), our board of directors may elect to cause all outstanding shares of restricted stock and all outstanding stock options awarded under the 2008 Plan and 2009 Stock Incentive Plan to become immediately exercisable for a period of fifteen days prior to the scheduled consummation of the change of control. See “Executive Compensation — Equity Incentive Plans” for a detailed description of the terms of our equity incentive plan.

The following table sets forth the Company’s estimated payment obligations that would arise in the event of (i) the termination of the NEO’s employment without cause or (ii) a change of control of KEYW. The estimated payments assume that the relevant termination or change of control occurred as of December 31, 2010, using the price of our common stock as of December 31, 2010, which was $14.67 per share.

	TERMINATION WITHOUT CAUSE			CHANGE-OF-CONTROL
	Severance Pay ($)(1)	Welfare Benefits Continuation ($)(1)	Total ($)	Cash Payment ($)(2)	Accelerated Vesting of Stock Options ($)(3)(4)	Accelerated Vesting of Restricted Stock ($)(3)(4)	Total ($)
Leonard E. Moodispaw	593,292	25,152	618,444	4,280,363	515,812	1,018,359	5,814,534
John E. Krobath	373,319	3,670	376,989	696,099	1,522,120	660,150	2,878,369
Mark A. Willard	402,923	25,046	427,969	785,252	171,938	718,390	1,675,580
Edwin M. Jaehne	334,223	24,959	359,182	660,333	262,810	117,330	1,040,473
Kimberly J. DeChello	340,679	9,190	349,869	638,405	171,938	718,390	1,528,733

(1)	See “Executive Compensation — Employment Agreements” above for a description of the severance payment and benefits continuation that would be payable to the NEO upon termination without cause.

(2)	See “Executive Compensation — Employment Agreements” above for a description of the calculation of the cash payment owed to an NEO upon a change of control.
(3)	Assumes full vesting of stock options and restricted stock awards in connection with a change of control. See “Executive Compensation — Equity Incentive Plan” below for a description of the potential acceleration of stock options and restricted stock awards in connection with a change of control.
(4)	Calculated based on our common stock share price of $14.67 as of December 31, 2010.

Equity Incentive Plans

2008 Stock Incentive Plan

Overview.  The KEYW Corporation 2008 Stock Incentive Plan (which we refer to as our 2008 Stock Incentive Plan, or 2008 Plan) was adopted by our wholly-owned subsidiary, The KEYW Corporation, on July 31, 2008 (inception). Pursuant to a corporate restructuring, we assumed the 2008 Plan and the awards thereunder from The KEYW Corporation, in December 2009. The purpose of the 2008 Plan is to enhance our ability to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate such persons to serve KEYW and to expend maximum effort to improve the business results and earnings of KEYW, by providing to such persons an opportunity to acquire or increase a direct proprietary interest in the operations and future success of KEYW. Under the 2008 Plan, 1,000,000 shares of our common stock were reserved for issuance as potential awards under the plan. As of December 31, 2010, options to purchase 600,937 shares of our common stock were outstanding under the 2008 Plan and 328,900 shares of restricted stock were outstanding under the 2008 Plan.

In general, options and restricted shares awarded under the 2008 Plan are subject to vesting over a five-year period beginning on the grant date, except for grants of stock options in an amount less than 1,000 shares. These awards vest over a three-year period.

As of December 31, 2010, outstanding options under the 2008 Plan had a weighted average exercise price of $5.38 per share, and had expiration dates ranging from October 2, 2018 to December 29, 2019. In connection with the adoption of our 2009 Plan (described below), we ceased making awards under the 2008 Plan, and no additional shares are reserved for new grants under the 2008 Plan. The 2008 Plan remains in effect, however, with respect to awards outstanding under the plan.

Effective Date and Term.  The 2008 Plan was effective as of the date of approval by our board of directors, or July 31, 2008 (inception), and will expire at the close of a ten-year term unless earlier terminated by our board of directors.

Administration, Amendment and Termination.  Our board of directors has the power and authority to administer the 2008 Plan. As permitted by the terms of the 2008 Plan, prior to this offering, our board of directors has delegated this power and authority to our compensation committee. The compensation committee has the authority to interpret the terms and intent of the 2008 Plan and make all determinations necessary or advisable for the administration of the 2008 Plan.

The compensation committee may amend, suspend or terminate the 2008 Plan at any time with respect to any shares of common stock as to which awards have not been made. No such action may amend the 2008 Plan without the approval of stockholders if the amendment is required to be submitted for stockholder approval by applicable law, rule or regulation.

Award Types.  The 2008 Plan provides for the grant of incentive stock options, non-qualified stock options and restricted stock. An “incentive stock option” is an option that meets the requirements of Section 422 of the Internal Revenue Code, and a “non-qualified stock option” is an option that does not meet those requirements. “Restricted stock” is an award of common stock on which restrictions are imposed over specified periods that subject the shares to a substantial risk of forfeiture, as defined in Section 83 of the Internal Revenue Code. No incentive stock options were issued under the 2008 Plan.

Shares Issued under the 2008 Plan.  Shares issued under the 2008 Plan may be authorized as unissued shares or treasury shares. Any shares covered by an award, or portion of an award, granted under the 2008 Plan that are forfeited or canceled, expire or are settled in cash will be deemed not to have been issued for purposes of determining the maximum number of shares available for issuance under the 2008 Plan.

If any stock option is exercised by tendering shares to us, or if we withhold shares to satisfy tax withholding obligations in connection with such an exercise, as full or partial payment in connection with the exercise of a stock option under the 2008 Plan, only the number of shares issued net of the shares tendered will be deemed issued for purposes of determining the maximum number of shares available for issuance under the 2008 Plan.

Terms and Conditions of Option Awards.  An option granted under the 2008 Plan is exercisable only to the extent that it is vested. No option may be exercisable more than ten years from the option grant date.

The exercise price per share for each option granted under the 2008 Plan may not be less than 100%, or 110% in the case of an incentive stock option granted to a 10% stockholder, of the fair market value of the common stock on the option grant date. Prior to the cessation of awards under the 2008 Plan, fair market value was determined in good faith by our board of directors in a manner consistent with Section 409A of the Internal Revenue Code. Except upon the occurrence of a merger or other transaction described below, no amendment or modification may be made to an outstanding option which reduces the exercise price, either by lowering the exercise price or by canceling the outstanding option and granting a replacement option with a lower exercise price.

Payment of the exercise price for shares purchased pursuant to the exercise of an option may be made in cash or in cash equivalents acceptable to us or, to the extent permitted by law, in any other form that is consistent with applicable laws, regulations and rules, including NASDAQ rules.

The non-qualified stock options awarded under the 2008 Plan are generally non-transferable, except for transfers by will or the laws of descent and distribution. The compensation committee may, in its discretion, determine that an award of non-qualified stock options also may be transferred to family members by gift or other transfers deemed not to be for value.

Terms and Conditions of Restricted Stock Awards.  Subject to the provisions of the 2008 Plan, our board of directors determined the terms and conditions of each award of restricted stock, including the restricted period for all or a portion of the award, the restrictions applicable to the award and the purchase price, if any, for the common stock subject to the award. Holders of shares of restricted stock have the right during the restricted period to exercise full voting rights with respect to those shares and the right to receive any dividends declared or paid with respect to the shares.

The shares of restricted stock awarded under the 2008 Plan are generally nontransferable during the restricted period or before satisfaction of any other restrictions applicable to the awards.

Adjustment of Shares Subject to 2008 Plan.  In the event of any increase or decrease in the number of outstanding shares of our common stock, or in the event such shares are changed into or exchanged for a different number or kind of shares or other securities of ours on account of any recapitalization, reclassification, stock split, reverse split, combination of shares, exchange of shares, stock dividend or other distribution payable in capital stock, the compensation committee will adjust, among other award terms, the number and kind of shares or property that may be delivered in connection with awards and the exercise price, grant price or purchase price relating to any award in such manner as the compensation committee determines to be necessary to prevent dilution or enlargement of the rights of participants.

Effect of Certain Corporate Transactions.  Certain corporate transactions involving us, such as a sale or other change-of-control of KEYW, may cause awards granted under the 2008 Plan to vest, unless the awards are continued or substituted for by the surviving company in connection with the corporate transaction. Upon such a transaction the compensation committee may also elect to cancel outstanding awards in exchange for cash or securities equal in value to the shares subject to the award, less, in the case of stock options, the aggregate exercise price.

2009 Stock Incentive Plan

Overview.  The KEYW Holding Corporation 2009 Stock Incentive Plan (which we refer to as our 2009 Stock Incentive Plan, or 2009 Plan), was adopted on December 29, 2009. As with our 2008 Plan, the purpose of the 2009 Plan is to enhance our ability to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate such persons to serve KEYW and to expend maximum effort to improve the business results and earnings of KEYW, by providing to such persons an opportunity to acquire or increase a direct proprietary interest in the operations and future success of KEYW. The 2009 Plan provides for the grant of stock options (in the form of either incentive stock options or non-qualified stock options), restricted stock, and restricted stock units (RSUs). Awards may be made under the 2009 Plan to any employee, officer, or director of KEYW or, except for incentive stock options, to any consultant or adviser currently providing services to KEYW. Under the 2009 Plan, 12,000,000 shares of our common stock are reserved for issuance under the plan; provided, however, that awards will not be granted in excess of 12% of our total issued and outstanding common stock at any given time. Of the total shares reserved under the plan, as of December 31, 2010, non-qualified stock options for 937,025 shares of our common stock were outstanding and 77,500 shares of restricted stock were outstanding under the 2009 Plan. No RSUs or incentive stock options have been issued under the 2009 Plan. As of December 31, 2010, outstanding options under the 2009 Plan had a weighted average exercise price of $9.86 per share and had expiration dates ranging from December 29, 2019 to December 9, 2020.

In general, options and restricted shares awarded under the 2009 Plan are subject to vesting over a three-year period. However, our compensation committee, which administers the 2009 Plan, has discretion to determine other vesting terms of equity awards at the time of grant.

Effective Date and Term.  The 2009 Plan was effective as of the date of approval by our board of directors, or December 29, 2009, and will expire at the close of a ten-year term unless earlier terminated by our board of directors.

Administration, Amendment and Termination.  Our board of directors has the power and authority to administer the 2009 Plan. As permitted by the terms of the 2009 Plan, prior to this offering our board of directors has delegated this power and authority to our compensation committee. The compensation committee has the authority to interpret the terms and intent of the 2009 Plan, determine eligibility and terms of awards for participants and make all other determinations necessary or advisable for the administration of the 2009 Plan.

The compensation committee may amend, suspend or terminate the 2009 Plan at any time with respect to any shares of our common stock as to which awards have not been made. No such action may amend the 2009 Plan without the approval of stockholders if the amendment is required to be submitted for stockholder approval by applicable law, rule or regulation, including NASDAQ rules.

Award Types.  As noted above, the 2009 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock and restricted stock units. “Restricted stock units,” or “RSUs,” are awards that represent a conditional right to receive shares of common stock in the future and that may be made subject to the same types of restrictions and risk of forfeiture as restricted stock.

Shares Issued Under The 2009 Plan.  Shares issued under the 2009 Plan may be authorized as unissued shares or treasury shares. Any shares covered by an award, or portion of an award, granted under the 2009 Plan that are forfeited or canceled, expire or are settled in cash will be deemed not to have been issued for purposes of determining the maximum number of shares available for issuance under the 2009 Plan.

If any stock option is exercised by tendering shares to us, or if we withhold shares to satisfy tax withholding obligations in connection with such an exercise, as full or partial payment in connection with the exercise of a stock option under the 2009 Plan, only the number of shares issued net of the shares tendered will be deemed issued for purposes of determining the maximum number of shares available for issuance under the 2009 Plan.

Terms and Conditions of Option Awards.  An option granted under the 2009 Plan will be exercisable only to the extent that it is vested. No option may be exercisable more than ten years from the option grant date. The compensation committee may include in the option agreement the period during which an option may be exercised following termination of employment or service.

The exercise price per share for each option granted under the 2009 Plan may not be less than 100%, or 110% in the case of an incentive stock option granted to a 10% stockholder, of the fair market value of the common stock on the option grant date. Prior to our IPO, fair market value was determined in good faith by our board of directors or compensation committee in a manner consistent with Section 409A of the Internal Revenue Code. After the offering, for so long as the common stock is listed on the NASDAQ, the fair market value of the common stock will be the closing price of the common stock as reported on the NASDAQ on the option grant date. If there is no closing price reported on the option grant date, the fair market value will be deemed equal to the closing price as reported on the NASDAQ for the last preceding date on which sales of the common stock were reported. If the shares of common stock are listed on more than one established stock exchange, the fair market value will be the closing price of a share of common stock reported on the exchange selected by the board of directors. If the common stock is not at the time listed or admitted to trading on a stock exchange, fair market value will be the mean between the highest bid and lowest asked prices or between the high and low sale prices of the common stock. If the common stock is not listed on any stock exchange or traded in the over-the-counter market, fair market value will be determined in good faith by our compensation committee in a manner consistent with Section 409A of the Internal Revenue Code.

Except upon the occurrence of a merger or other transaction described below, no amendment or modification may be made to an outstanding option which reduces the exercise price, either by lowering the exercise price or by canceling the outstanding option and granting a replacement option with a lower exercise price.

Payment of the exercise price for shares purchased pursuant to the exercise of an option may be made in cash or in cash equivalents acceptable to us or, to the extent permitted by law, in any other form that is consistent with applicable laws, regulations and rules, including NASDAQ rules.

Each option will become vested and exercisable at such times and under such conditions as the compensation committee may approve consistent with the terms of the 2009 Plan.

In the case of incentive stock options, the aggregate fair market value of the common stock determined on the option grant date with respect to which such options are exercisable for the first time during any calendar year may not exceed $100,000.

Incentive stock options are non-transferable during the optionee’s lifetime. Awards of non-qualified stock options are generally non-transferable, except for transfers by will or the laws of descent and distribution. The compensation committee may, in its discretion, determine that an award of non-qualified stock options also may be transferred to family members by gift or other transfers deemed not to be for value.

The compensation committee may impose restrictions on any shares of common stock acquired pursuant to the exercise of an option as it deems advisable, including minimum holding period requirements or restrictions under applicable federal securities laws, under the requirements of any stock exchange or market upon which the shares of common stock are then listed or traded, or under any blue sky or state securities laws applicable to the shares of common stock.

Terms and Conditions of Restricted Stock and Restricted Stock Units.  Subject to the provisions of the 2009 Plan, the compensation committee will recommend and the board of directors will determine the terms and conditions of each award of restricted stock and RSUs, including the restricted period for all or a portion of the award, the restrictions applicable to the award and the purchase price, if any, for the common stock subject to the award. Unless otherwise recommended by the compensation committee, to the extent permitted or required by law as determined by the board of directors, holders of shares of restricted stock will have the right during the restricted period to exercise full voting rights with respect to those shares and the right to receive any dividends declared or paid with respect to the shares. Holders of RSUs will not have the right during the restricted period to exercise any voting rights with respect to our common stock or to receive any dividends declared or paid with respect to our common stock.

The restrictions and the restricted period may differ with respect to each participant. An award will be subject to forfeiture if events specified by the Compensation Committee occur before the lapse of the restrictions.

Awards of restricted stock and RSUs are generally nontransferable during the restricted period or before satisfaction of any other restrictions applicable to the awards.

Adjustment of Shares Subject to 2009 Plan.  In the event of any increase or decrease in the number of outstanding shares of our stock, or in the event such shares are changed into or exchanged for a different number or kind of shares or other securities of ours on account of any recapitalization, reclassification, stock split, reverse split, combination of shares, exchange of shares, stock dividend or other distribution payable in capital stock, the compensation committee will adjust, among other award terms, the number and kind of shares or property that may be delivered in connection with awards and the exercise price, grant price or purchase price relating to any award in such manner as the compensation committee determines to be necessary to prevent dilution or enlargement of the rights of participants.

Effect of Certain Corporate Transactions.  Certain corporate transactions involving us, such as a sale of KEYW or change of control, may cause awards granted under the 2009 Plan to vest, unless the awards are continued or substituted for by the surviving company in connection with the corporate transaction. Upon such a transaction the compensation committee may also elect to cancel outstanding awards in exchange for cash or securities equal in value to the shares subject to the award, less, in the case of stock options, the aggregate exercise price.

Non-Plan Awards

Grants Made Outside of the 2008 Plan and 2009 Plan.  On October 16, 2009, our CFO was awarded options to purchase 195,000 shares of common stock outside of the 2008 Plan pursuant to a Non-Qualified Stock Option Agreement. The options, which vest ratably on an annual basis over three years beginning on October 16, 2010 and expire on October 15, 2019, have a per share exercise price of $5.50. In addition, on December 2, 2009, our NEOs received restricted stock awards pursuant to Restricted Stock Agreements with each grantee, such awards totaling 27,500 restricted shares. These shares of restricted stock cliff vest on December 2, 2012. On July 31, 2008, our NEOs received restricted stock awards pursuant to Restricted Stock Agreements with each grantee, such awards totaling 374,900 restricted shares. These shares vest 20% on grant date and then the next four anniversaries of the grant date.

Effect of Certain Corporate Transactions.  Under the Non-Qualified Stock Option Agreement with our CFO, the options will be subject to the terms of the agreement of merger, liquidation, or reorganization in the event that we are subject to any corporate transaction of this nature. Under the Restricted Stock Agreements for the grants made on December 2, 2009, upon a change in control these awards will either (i) automatically vest fifteen (15) days prior to the consummation of a change in control and will remain exercisable for a period of fifteen (15) days, or (ii) in the sole discretion of the board of directors, may be cancelled and converted into the right to receive a cash payment equal to the product of the number of shares subject to such award and the amount, if any, by which the formula or fixed price per share paid to holders of shares of stock pursuant to the transaction exceeds the price applicable to the restricted shares.

Federal Income Tax Consequences

Incentive Stock Options.  The grant of an option will not be a taxable event for the grantee or for us. A grantee will not recognize taxable income upon exercise of an incentive stock option (except that the alternative minimum tax may apply), and any gain realized upon a disposition of our common stock received pursuant to the exercise of an incentive stock option will be taxed as long-term capital gain if the grantee holds the shares of common stock for at least two years after the date of grant and for one year after the date of exercise (the “holding period requirement”). We will not be entitled to any business expense deduction with respect to the exercise of an incentive stock option, except as discussed below.

For the exercise of an option to qualify for the foregoing tax treatment, the grantee generally must be our employee or an employee of our subsidiary from the date the option is granted through a date within three months before the date of exercise of the option. If all of the foregoing requirements are met except the holding period requirement mentioned above, the grantee will recognize ordinary income upon the disposition of the common stock in an amount generally equal to the excess of the fair market value of the common stock at the time the option was exercised over the option exercise price (but not in excess of the gain realized on the sale). The balance of the realized gain, if any, will be capital gain. We will be allowed a business expense deduction to the extent the grantee recognizes ordinary income.

Non-Qualified Options.  The grant of an option will not be a taxable event for the grantee or for us. Upon exercising a non-qualified option, a grantee will recognize ordinary income in an amount equal to the difference between the exercise price and the fair market value of the common stock on the date of exercise. Upon a subsequent sale or exchange of shares acquired pursuant to the exercise of a non-qualified option, the grantee will have taxable capital gain or loss, measured by the difference between the amount realized on the disposition and the tax basis of the shares of common stock (generally, the amount paid for the shares plus the amount treated as ordinary income at the time the option was exercised). We will generally be entitled to a business expense deduction in the same amount and generally at the same time as the grantee recognizes ordinary income.

Restricted Stock.  A grantee who is awarded restricted stock will not recognize any taxable income for federal income tax purposes in the year of the award, provided that the shares of common stock are subject to restrictions (that is, the restricted stock is nontransferable and subject to a substantial risk of forfeiture). However, the grantee may elect under Section 83(b) of the Internal Revenue Code to recognize compensation income in the year of the award in an amount equal to the fair market value of the common stock on the date of the award (less the purchase price, if any), determined without regard to the restrictions. If the grantee does not make such a Section 83(b) election, the fair market value of the common stock on the date the restrictions lapse (less the purchase price, if any) will be treated as compensation income to the grantee and will be taxable in the year the restrictions lapse and dividends paid while the common stock is subject to restrictions will be subject to withholding taxes. We will generally be entitled to a business expense deduction in the same amount and generally at the same time as the grantee recognizes ordinary income.

Restricted Stock Units.  There are no immediate tax consequences of receiving an award of restricted stock units under the 2009 Plan. A grantee who is awarded restricted stock units will be required to recognize ordinary income in an amount equal to the fair market value of shares issued to such grantee at the end of the restriction period or, if later, the payment date. We will generally be entitled to a business expense deduction in the same amount and generally at the same time as the grantee recognizes ordinary income.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table and accompanying notes set forth as of February 28, 2011, information with respect to the beneficial ownership of the Company’s voting securities by (i) each person or group who beneficially owns more than 5% of the voting securities, (ii) each of the directors of the Company, (iii) each of the officers of the Company named in the Summary Compensation Table, and (iv) all directors and executive officers of the Company as a group.

Name and Address of Beneficial Owner*	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Shares of Common Stock Beneficially Owned(1)
Leonard E. Moodispaw(2)	1,185,000	4.6%
John E. Krobath(3)	180,375	**
Mark A. Willard(4)	141,750	**
Edwin M. Jaehne(5)	27,750	**
Kimberly J. DeChello(6)	141,050	**
William I. Campbell(7)	13,000	**
Pierre A. Chao	—	**
Randall M. Griffin(8)	3,143,184	12.3%
John G. Hannon(9)	302,219	1.2%
Kenneth A. Minihan(10)	11,750	**
Arthur L. Money(11)	11,750	**
Caroline S. Pisano(12)	1,250,230	4.8%
Baron Capital Group, Inc. and related parties(13)	1,500,000	5.9%
Corporate Office Properties Trust and related parties(14)	3,118,184	12.2%
GEF Capital Company, LLC and related parties(15)	2,488,638	9.4%
The Hannon Family LLC and related parties(16)	2,250,000	8.5%
Vedanta Opportunities Fund, L.P. and related parties(17)	1,969,092	7.5%
All Directors and Executive Officers as a Group (12 persons)(18)	6,408,058	23.8%

*	Except as noted below, all beneficial owners are directors and/or officers of the Company and can be reached c/o The KEYW Holding Corporation, 1334 Ashton Road, Suite A, Hanover, MD 21076.
**	less than 1%
(1)	Based on 25,617,647 shares outstanding as of February 28, 2011. All restricted stock regardless of vesting status is included since these shares have voting rights.
(2)	Shares deemed to be beneficially owned by Leonard E. Moodispaw include: (i) shares held by Mr. Moodispaw himself, who directly owns 141,100 shares of common stock, 168,900 of restricted stock and presently exercisable rights to acquire 20,000 shares of common stock through warrants and 39,500 shares of common stock through stock options; and (ii) shares held by The Leonard E. Moodispaw 2009 Grantor Retained Annuity Trust which holds 500,000 shares of common stock and presently exercisable rights to acquire 315,500 shares of common stock through warrants. Mr. Moodispaw has voting and dispositive power over the shares beneficially owned by the trust. Mr. Moodispaw disclaims beneficial ownership of the shares held by the trust except to the extent of his pecuniary interest therein.
(3)	Of the shares shown as beneficially owned, 11,500 are owned directly by Mr. Krobath, 79,000 shares are restricted stock, 5,750 represent presently exercisable rights to acquire common stock through warrants, and 84,125 represent presently exercisable rights to acquire common stock through stock options.
(4)	Of the shares shown as beneficially owned, 9,000 are owned directly by Mr. Willard, 119,000 shares are restricted stock and 13,750 represent presently exercisable rights to acquire common stock through stock options.
(5)	Of the shares shown as beneficially owned by Mr. Jaehne, 14,500 shares are restricted stock and 13,250 represent presently exercisable rights to acquire common stock through stock options.

(6)	Of the shares shown as beneficially owned, 10,250 are owned directly by Ms. DeChello, 118,300 shares are restricted stock and 12,500 represent presently exercisable rights to acquire common stock through stock options.
(7)	Of the shares shown as beneficially owned, 8,000 are owned directly by Mr. Campbell and 5,000 represent presently exercisable rights to acquire common stock through stock options under his consulting firm Sanoch Management LLC.
(8)	Of the shares shown as beneficially owned, 25,000 are owned directly by Mr. Griffin. Mr. Griffin shares voting power over the remaining 3,118,184 shares as Chief Executive Officer and Trustee of Corporate Office Properties Trust, the sole general partner of Corporate Office Properties, L.P., which is the legal owner of the shares. See Footnote 14 below for further information.
(9)	Shares deemed to be beneficially owned by John G. Hannon include 29,491 shares of common stock owned by The John G. Hannon Revocable Trust U/A DTD 03/09/04 and presently exercisable rights to acquire 272,728 shares of common stock through warrants held by such trust. Mr. Hannon has voting and dispositive power over the shares owned by the above entities. Mr. Hannon disclaims beneficial ownership of the shares except to the extent of his pecuniary interest therein.
(10)	Of the shares shown as beneficially owned by Mr. Minihan, 3,500 shares are restricted stock and 8,250 represent presently exercisable rights to acquire common stock through stock options.
(11)	Of the shares shown as beneficially owned by Mr. Money, 3,500 shares are restricted stock and 8,250 represent presently exercisable rights to acquire common stock through stock options.
(12)	Shares deemed to be beneficially owned by Caroline S. Pisano include: (i) shares held by Ms. Pisano herself, who beneficially owns 826,820 shares of common stock and presently exercisable rights to acquire 20,000 shares of common stock through warrants; and (ii) presently exercisable rights to purchase 403,410 shares of common stock through warrants held by The Caroline S. Pisano 2009 Irrevocable Trust. Ms. Pisano has voting and dispositive power over the shares beneficially owned by the trust. Ms. Pisano disclaims beneficial ownership of the shares held by the trust except to the extent of her pecuniary interest therein.
(13)	Based on a Schedule 13G filed with the SEC on February 14, 2011 by Baron Capital Group, Inc., BAMCO, Inc., Baron Small Cap Fund and Ronald Baron. Principal Business Office address is 767 Fifth Avenue, 49th Floor, New York, NY 10153.
(14)	Based on a Schedule 13G filed with the SEC on February 14, 2011 by Corporate Office Properties Trust, Corporate Office Properties, L.P. and Randall M. Griffin. Principal Business Office address is address is 6711 Columbia Gateway Drive, Suite 300, Columbia, MD 21046.
(15)	Based on a Schedule 13G filed with the SEC on February 14, 2011 by GEF Capital Company Holdings, LLC, GEF Management Corporation and Global Environment Capital Company, LLC. Principal Business Office address is c/o Global Environment Fund, 5471 Wisconsin Avenue, Suite 300, Chevy Chase, MD 20815.
(16)	Based on a Schedule 13G filed with the SEC on February 14, 2011, as amended 2/15/11, by The Hannon Family LLC, Glenn A. Hannon, Natalie R. Hannon Kizer and Nichole Potee. Principal Business Office address is 4416 East West Highway, Bethesda, MD 20814.
(17)	Based on a Schedule 13G filed with the SEC on January 18, 2011 by Vedanta Opportunities Fund, L.P., Vedanta Associates, L.P., Vedanta Partners, LLC, Alessandro Piol and Parag Saxena. Principal Business Office address is 540 Madison Avenue, 38th Floor, New York, NY 10022
(18)	Of the shares shown as beneficially owned, 184,625 represent presently exercisable rights to acquire Common Stock through stock options and 1,087,388 represent presently exercisable rights to acquire common stock through warrants.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Policies and Procedures for Related Person Transactions

We have adopted a related person transactions policy pursuant to which our executive officers, directors and principal stockholders, including their immediate family members, are not be permitted to enter into a related person transaction with us without the consent of our audit committee, another independent committee of our board of directors or the full board. Any request for us to enter into a transaction with an executive officer, director, principal stockholder or any of such persons’ immediate family members, in which the amount involved exceeds $120,000 will be required to be presented to our audit committee for review, consideration and approval. All of our directors, executive officers and employees will be required to report to our audit committee any such related person transaction. In approving or rejecting the proposed agreement, our audit committee will take into account, among other factors it deems appropriate, whether the proposed related person transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, the extent of the person’s interest in the transaction and, if applicable, the impact on a director’s independence. Under the policy, if we should discover related person transactions that have not been approved, the audit committee will be notified and will determine the appropriate action, including ratification, rescission or amendment of the transaction. A copy of our related person transactions policy is available on our website at www.keywcorp.com.

Related Person Transactions

Set forth below is a summary of those transactions occurring since December 31, 2009 that involve us and one or more of our (i) directors, (ii) executive officers, or (iii) beneficial owners of more than 5% of our common stock outstanding before completion of the offering (a “5% stockholder”) (or any of the foregoing person’s affiliates or associates) (which we refer to collectively as “related persons”), in each case, in which the amount involved in the transaction exceeds or will exceed $120,000.

Lease.  Our headquarters facility is located in Hanover, Maryland, and is leased from Corporate Office Properties, L.P., or COP. Please see “Compensation Committee Interlocks and Insider Participation” for the description of this transaction.

Gwen S. Pal, who is our Vice President and Chief Compliance Officer, is the daughter of Leonard E. Moodispaw, our Chief Executive Officer and a member of our board of directors. In 2010, Ms. Pal’s annual salary was approximately $109,985.

John G. Hannon, one of our directors, was issued a promissory note in 2010. Please see “Compensation Committee Interlocks and Insider Participation — Issuance of Promissory Notes” for the description of this transaction.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company uses Grant Thornton, LLP as its principal accountant. The following table shows the fees that were billed to the Corporation by Grant Thornton, LLP for professional services rendered for the fiscal years ended December 31, 2010 and December 31, 2009.

Fee Category	2010	2009
(In thousands)
Audit Fees	$133,589	$90,979
Audit-Related Fees	246,861	7,875
Tax Fees	—	—
All Other Fees.	59,350	103,600
Total Fees	$439,800	$202,454

Audit Fees

This category includes fees for the audit of the Company’s annual financial statements and review of financial statements included in the quarterly reports on Form 10-Q.

Audit-Related Fees

This category includes fees for assurance and related services that are reasonably related to the performance of the audit or review of the Corporation’s financial statements and are not included above under “Audit Fees”. These services include services in connection with acquisitions and stock offerings, including comfort letters to underwriters.

Tax Fees

In 2010, this category includes fees for tax return preparation and related tax services and in 2009, this category includes fees for tax return preparation and related tax services and tax advice and tax planning.

All Other Fees

This category includes fees for products and services provided by Grant Thornton, LLP that are not included in the services reported above and out-of-pocket expenses consisting primarily of travel expenses. The primary component of these fees are compensation consulting fees.

Pre-Approval of Services

The Audit Committee pre-approves all services, including both audit and non-audit services, provided by the Company’s independent accountants. For audit services, each year the independent auditor provides the committee with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the committee before the audit commences. The independent auditor also submits an audit services fee proposal, which also must be approved by the committee before the audit commences.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	(1) Consolidated Financial Statements

(2)	Financial Statement Schedules — All financial statement schedules required by Item 8 and Item 15 of Form 10-K have been omitted because the information requested is not required, not applicable, or is shown in the Consolidated Financial Statements or Notes thereto.
(3)	Exhibits — See Exhibit Index, which is incorporated in this item by reference.
(b)	Exhibits — See Exhibit Index, which is incorporated in this item by reference.
(c)	Financial Statement Schedules — Included in Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE KEYW HOLDING CORPORATION (Registrant)
By: /s/ Leonard E. Moodispaw Leonard E. Moodispaw President and Chief Executive Officer; Principal Executive Officer March 29, 2011
By: /s/ John E. Krobath John E. Krobath Executive Vice President and Chief Financial Officer; Principal Financial and Accounting Officer March 29, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William I. Campbell William I. Campbell, Director March 29, 2011	/s/ Kenneth A. Minihan Kenneth A. Minihan, Director March 29, 2011
/s/ Pierre A. Chao Pierre Chao, Director March 29, 2011	/s/ Arthur L. Money Arthur L Money, Director March 29, 2011
/s/ Randall M. Griffin Randall M. Griffin, Director March 29, 2011	/s/ Leonard E. Moodispaw Leonard E. Moodispaw, Director March 29, 2011
/s/ John G. Hannon John G. Hannon, Director March 29, 2011	/s/ Caroline S. Pisano Caroline S. Pisano, Director March 29, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
The KEYW Holding Corporation

We have audited the accompanying consolidated balance sheets of The KEYW Holding Corporation (a Maryland corporation) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the two years ended December 31, 2010 and the period from July 31, 2008 (Inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The KEYW Holding Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the two years ended December 31, 2010 and the period from July 31, 2008 (Inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton, LLP

Baltimore, Maryland
March 29, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
The KEYW Corporation and Subsidiaries
Hanover, Maryland

We have audited the accompanying consolidated statement of operations of Integrated Computer Concepts, Inc. (a Maryland Corporation) and Subsidiary (the “Company”) for the nine months ended September 30, 2008. This consolidated statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated statement based on out audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated statement is free of material misstatment. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated statement of operation referred to above presents fairly, in all material respects, the results of operations, of Integrated Computer Concepts, Inc. and Subsidiary for the nine months ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company

Baltimore, Maryland
November 4, 2009

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$5,795	$7,333
Receivables	30,406	9,409
Inventories	5,183	4,334
Prepaid expenses	1,950	1,240
Income tax receivable	55	—
Deferred tax asset, current	1,475	223
Total current assets	44,864	22,539
Property and equipment, net	3,306	1,430
Goodwill	130,374	34,927
Other intangibles, net	22,716	6,314
Deferred tax asset	3,772	1,892
Other assets	232	28
TOTAL ASSETS	$205,264	$67,130
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,292	$442
Accrued expenses	5,847	435
Accrued salaries & wages	5,442	2,214
Deferred income taxes	578	83
Total current liabilities	18,159	3,174
Long-term liabilities:
Non-current deferred tax liability	11,869	1,564
Other non-current liabilities	125	53
TOTAL LIABILITIES	30,153	4,791
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5 million shares authorized, none issued	—	—
Common stock, $0.001 par value; 100 million shares authorized, 25,554,533 and 14,187,520 shares issued and outstanding	26	14
Additional paid-in capital	168,358	66,504
Retained earnings (Accumulated deficit)	6,727	(4,179)
Total stockholders’ equity	175,111	62,339
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$205,264	$67,130

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Twelve months ended December 31, 2010	Twelve months ended December 31, 2009	Five months ended December 31, 2008	Predecessor Nine months ended September 29, 2008
Revenues
Services	$95,665	$32,743	$9,045	$14,563
Products	12,323	6,294	—	—
Total	107,988	39,037	9,045	14,563
Costs of Revenues
Services	69,312	23,475	4,825	9,351
Products	7,132	4,443	—	—
Total	76,444	27,918	4,825	9,351
Gross Profit
Services	26,353	9,268	4,220	5,212
Products	5,191	1,851	—	—
Total	31,544	11,119	4,220	5,212
Operating Expenses
Operating expenses	27,264	11,373	3,573	4,104
Intangible amortization expense	6,440	2,055	612	—
Total	33,704	13,428	4,185	4,104
Operating (Loss) Income	(2,160)	(2,309)	35	1,108
Non-Operating (Income) Expense, net	(20,880)	783	2,080	67
Income (Loss) before Income Taxes	18,720	(3,092)	(2,045)	1,041
Income Tax (Expense) Benefit, net	(7,814)	979	(21)	—
Net Income (Loss)	$10,906	$(2,113)	$(2,066)	$1,041
Weighted Average Common Shares Outstanding
Basic	17,581,887	12,062,930	6,474,028	N/A
Diluted	21,275,487	12,062,930	6,474,028	N/A
Earnings (Loss) per Share
Basic	$0.62	$(0.18)	$(0.32)	N/A
Diluted	$0.51	$(0.18)	$(0.32)	N/A

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital (APIC)	(Accumulated Deficit) Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
BALANCE, JULY 31, 2008	—	$—	$—	$—	$—
Net Loss	—	—	—	(2,066)	(2,066)
Founder’s restricted stock issuance	837,500	1	8	—	9
Private placement, net of $91,670 of related costs	5,897,250	6	23,491	—	23,497
Warrant reclassification to liability	—	—	(4,668)	—	(4,668)
Stock issued as part of the ICCI acquisition	1,292,000	1	6,459	—	6,460
Stock issued as part of the S&H acquisition	600,000	1	2,999	—	3,000
Stock based compensation	—	—	56	—	56
BALANCE, DECEMBER 31, 2008	8,626,750	$9	$28,345	$(2,066)	$26,288
Net Loss	—	—	—	(2,113)	(2,113)
Restricted stock issuances to management	107,500	0	74	—	74
Private Placement, net of related costs	5,345,818	5	29,396	—	29,401
Warrant reclassification from liability, net	—	—	7,460	—	7,460
Restricted stock forfeitures	(26,800)	(0)	0	—	0
Stock issued as part of the ESD acquisition	135,052	0	743	—	743
Stock repurchase	(800)	(0)	(4)	—	(4)
Stock based compensation	—	—	490	—	490
BALANCE, DECEMBER 31, 2009	14,187,520	$14	$66,504	$(4,179)	$62,339
Net income	—	—	—	10,906	10,906
Warrant exercise	1,152,791	1	4,975	—	4,976
Option exercise	11,878	0	90	—	90
Restricted stock forfeitures	(800)	(0)	—	—	(0)
Warrants issued in conjunction with sub-debt	—	—	585	—	585
Stock issued in initial public offering, net of expenses	9,639,090	10	88,813	—	88,823
Stock issued as part of Everest acquisition	149,054	0	2,109	—	2,109
Stock issued as part of Sycamore acquisition	87,500	0	1,050	—	1,050
Stock issued as part of IIT acquisition	250,000	1	2,312	—	2,313
Stock based compensation	77,500	0	1,920	—	1,920
BALANCE, DECEMBER 31, 2010	25,554,533	$26	$168,358	$6,727	$175,111

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Twelve months ended December 31, 2010	Twelve months ended December 31, 2009	Five months ended December 31, 2008
Net income (loss)	$10,906	$(2,113)	$(2,066)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock compensation	1,920	561	56
Depreciation/Amortization	7,200	2,365	636
Warrant accounting	—	690	2,102
Loss on disposal of equipment	10	—	—
Non-cash interest expense	585	—	—
Non-cash impact of TAG earn-out reduction	(21,950)	—	—
Deferred taxes	7,668	(876)	(76)
Decrease (increase) in balance sheet items:
Receivables	(7,294)	(5,242)	(532)
Inventory	(848)	(3,064)	(1,270)
Prepaid expenses	(911)	(1,023)	(149)
Accounts payable	(419)	56	236
Accrued expenses	1,708	965	1,708
Other balance sheet changes	(213)	210	(370)
Net cash (used in) provided by operating activities	(1,638)	(7,471)	275
Cash flows from investing activities:
Acquisitions, net of cash acquired	(92,008)	(18,928)	(14,839)
Purchase of property and equipment	(1,909)	(1,069)	(637)
Proceeds from sale of equipment	128	4	—
Net cash used in investing activities	(93,789)	(19,993)	(15,476)
Cash flows from financing activities:
Proceeds from stock issuances	88,823	29,400	20,598
Proceeds from term note	5,000	—	—
Proceeds from revolver	19,600	—	—
Proceeds from subordinated debt	8,250	—	—
Repayment of debt	(32,850)	—	—
Proceeds from option and warrant exercises	5,066	—	—
Net cash provided by financing activities	93,889	29,400	20,598
Net (decrease) increase in cash and cash equivalents	(1,538)	1,936	5,397
Cash and cash equivalents at beginning of period	7,333	5,397	—
Cash and cash equivalents at end of period	$5,795	$7,333	$5,397
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,076	$—	$—
Cash paid for taxes	$—	$131	$99
Non-cash investing activities	$6,057	$743	$9,460

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Corporate Organization

The KEYW Holding Corporation (“Holdco”) was incorporated in Maryland in December 2009. Holdco is a holding company and conducts its operations through The KEYW Corporation (“Opco”) and its subsidiaries. Opco was incorporated in Maryland in May 2008 and began operations on August 4, 2008. Opco became Holdco’s wholly-owned subsidiary on December 29, 2009, as part of a corporate reorganization (the “Reorganization”). References to the “Company”, “KEYW”, “we”, “us”, or “our” refer to Opco and its subsidiaries for any period prior to December 29, 2009, and to Holdco and its subsidiaries as of and after December 29, 2009.

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

We have acquired nine businesses or operating entities since our inception including S&H Enterprises of Central Maryland, Inc. (“S&H”) on September 2, 2008, Integrated Computer Concepts, Incorporated (“ICCI”) and its wholly owned subsidiary Coreservlets.com on September 30, 2008, the majority of assets from Embedded Systems Design, Inc. (“ESD”) on July 23, 2009, the government contracting assets of Leading Edge Design & Systems, Inc. (“LEDS”) on October 29, 2009, the assets of the Systems Engineering and Technical Assistance unit that supports the National Reconnaissance Office from General Dynamics Advanced Information Systems, Inc. on December 8, 2009, The Analysis Group, LLC (“TAG”) on February 22, 2010, Insight Information Technology, LLC (“IIT”) on March 15, 2010, Sycamore.US, Inc (“Sycamore”) on November 29, 2010, and Everest Technology Solutions, Inc. (“Everest”) on December 10, 2010. See Note 2 for additional information on these acquisitions.

At the time of acquisition, ICCI accounted for more than half of the revenue of the Company and half of the employees. As a result of the significance of the ICCI acquisition, ICCI is considered the “Predecessor.” The Predecessor statements in the accompanying financial statements for the period January 1, 2008 to September 29, 2008 are for ICCI. The financial statements as of December 31, 2010 and 2009 and for the periods from July 31, 2008 to December 31, 2008 and the years ended December 31, 2009 and December 31, 2010 (“Successor” periods) represent those of the Company and the results of the acquisitions from the date of the respective acquisitions.

Principles of Consolidation

The consolidated financial statements include the transactions of KEYW and its wholly owned subsidiaries, ICCI, S&H, TAG, IIT, Sycamore, and Everest from the date of their acquisition. All intercompany accounts and transactions have been eliminated.

Revenue Recognition

We derive the majority of our revenue from time-and-materials, firm-fixed-price, cost-plus-fixed-fee, and cost-plus-award-fee contracts. Prior to our acquisitions in late 2009, our revenue did not include any cost-plus type of work. Revenues from cost reimbursable contracts are recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

reimbursable contracts, we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as prior award experience and communications with the client regarding performance. For cost reimbursable contracts with performance-based fee incentives, we recognize the relevant portion of the fee upon customer approval. For time-and-materials contracts, revenue is recognized based on billable rates times hours delivered plus materials and other reimbursable costs incurred. For fixed-price production contracts, revenue and cost are recognized at a rate per unit as the units are delivered or by other methods to measure services provided. This method of accounting requires estimating the total revenues and total contract costs of the contract. During the performance of contracts, these estimates are periodically reviewed and revisions are made as required. The impact on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses on such contracts. Estimated losses on contracts at completion are recognized when identified.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Invoice terms range from net 10 days to net 30 days. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance (allowance for doubtful accounts) based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written-off through a charge to the valuation allowance and a credit to accounts receivable. Currently there is no valuation reserve as the Company believes all of its accounts receivable are fully collectible.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Property and Equipment

All property and equipment are stated at acquisition cost or in the case of self-constructed assets, the cost of labor and a reasonable allocation of overhead costs (no general and administrative costs are included). The cost of maintenance and repairs, which do not significantly improve or extend the life of the respective assets, are charged to operations as incurred.

Provisions for depreciation and amortization are computed on a straight-line method over the estimated useful lives of between 3 and 7 years. Leasehold improvements are amortized over the lesser of the lives of the underlying leases or the estimated useful lives of the assets.

Long-Lived Assets (Excluding Goodwill)

The Company follows the provisions of FASB ASC topic 360-10-35, Impairment or Disposal of Long-Lived Assets in accounting for long-lived assets such as property and equipment and intangible assets subject to amortization. The guidance requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived asset being evaluated. Impairment losses are measured as the difference between the carrying value of long-lived assets and their fair market value based on discounted cash flows of the related assets. Impairment losses are treated as permanent reductions in the carrying amount of the assets. The Company has not recorded any impairments since inception.

Goodwill

Purchase price in excess of the fair value of tangible assets and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. In accordance with FASB ASC Topic 350-20, Goodwill, the Company tests for impairment at least annually, using a two-step approach. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The Company operates as a single reporting unit. The fair value of the reporting unit is estimated using a market capitalization approach. If the carrying amount of the unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company performed the test during the fourth quarter of fiscal year 2010 and found no impairment to the carrying value of goodwill. Management has concluded that there have been no events subsequent to the impairment test that would indicate an impairment of goodwill.

Intangibles

Intangible assets consist of the value of customer related intangibles acquired in various acquisitions. Intangible assets are amortized on a straight line basis over their estimated useful lives unless the pattern of usage of the benefits indicates an alternative method is more representative. The useful lives of the intangibles range from one to seven years.

Concentrations of Credit Risk

We maintain cash balances that, at times, during the years ended December 31, 2010 and December 31, 2009 exceeded the federally insured limit on a per financial institution basis. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to cash. In addition, we have credit risk associated with our receivables that arise in the ordinary course of business. In excess of 90% of our contracts are issued by the U.S. Government and any disruption to cash payments from our end customer could put the Company at risk.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Use of Estimates

Management uses estimates and assumptions in preparing these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Significant estimates include amortization lives, depreciation lives, income taxes and stock compensation expense. Actual results could vary from the estimates that were used.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with expected original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The balance sheet includes various financial instruments consisting of cash and cash equivalents, accounts receivable, and accounts payable. The fair values of these instruments approximate the carrying values due to the short maturity of these instruments.

Research and Development

Internally funded research and development expenses are expensed as incurred and are included in cost of operations in the accompanying consolidated statement of operations. In accordance with FASB ASC Topic 730 — Research and Development, such costs consist primarily of payroll, materials, subcontractor and an allocation of overhead costs related to product development. Research and development costs totaled $990,000 and $585,000 for years ended December 31, 2010 and December 31, 2009, respectively, and $155,000 for the five months ended December 31, 2008. The Predecessor had no research and development expenses for the nine months ended September 29, 2008.

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

For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. No such adjustments were recorded as of December 31, 2010, December 31, 2009, or December 31, 2008.

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Outstanding options and warrants of 6,400,652 at December 31, 2010 were included in the computation of fully diluted net income per share. There were no anti-dilutive common stock equivalents at December 31, 2010.

Outstanding options and warrants of 6,653,784 and 3,124,375 at December 31, 2009 and December 31, 2008, respectively, were not included in the computation of fully diluted net income per share because their effect would be anti-dilutive.

Stock Based Compensation

As discussed in Note 10, the Company adopted a new stock option plan in December 2009 in conjunction with the corporate reorganization. The Company had originally adopted a stock option plan in 2008. The Company applies the fair value method that requires all share-based payments to employees and non-employee directors, including grants of employee stock options, be expensed over their requisite service period based on their fair value at the grant date, using a prescribed option-pricing model. We use the Black-Scholes option pricing model to value share-based payments. Compensation expense related to share-based awards is recognized on an accelerated basis. The expense recognized is based on the straight-line amortization of each individually vesting piece of a grant. Our typical grant vests 25% at issuance and 25% per year over the next three years. We expense the initial 25% vesting at issuance, all of the first year vesting in the first twelve months, the third vesting would be expensed over twenty four months and the fourth tranche would be expensed over thirty six months. The calculated expense is required to be based upon awards that ultimately vest and we have accordingly, reduced the expense by estimated forfeitures.

The following assumptions were used for option grants during the periods ended December 31, 2010, December 31, 2009, and December 31, 2008.

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Recently Issued Accounting Pronouncements

In October 2009, the FASB revised the accounting guidance for revenue arrangements with multiple deliverables. The revision: (1) removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (2) provides a hierarchy that entities must use to estimate the selling price, (3) eliminates the use of the residual method for allocation, and (4) expands the ongoing disclosure requirements. This guidance is effective for the Company beginning January 1, 2011 and can be applied prospectively or retrospectively. The Company is currently assessing the impact of the revised accounting guidance.

In September, 2009, the FASB issued Accounting Standards Update ASU 2009-14, Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force, to amend the existing revenue recognition guidance. ASU 2009-14 amends the scope of ASC 985, Software, 605, “Revenue Recognition” (formerly AICPA Statement of Position 97-2, Software Revenue Recognition), to exclude certain tangible products and related deliverables that contain embedded software from the scope of this guidance. Instead, the excluded products and related deliverables must be evaluated for separation, measurement, and allocation under the guidance of ASC 605-25, as amended by ASU 2009-13. The amended guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. An entity may elect retrospective application to all revenue arrangements for all periods presented using the guidance in ASC 250, Accounting Changes and Error Corrections. Entities must adopt the amendments resulting from both of these ASUs in the same period using the same transition method, where applicable. Management is reviewing ASU 2009-14 for applicability to the Company’s revenue recognition policies.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” (“ASU 2010-06”) to amend topic ASC 820 “Fair Value Measurements and Disclosures,” by improving disclosure requirements in order to increase transparency in financial reporting. ASU 2010-06 requires that an entity disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers. Furthermore, an entity should present information about purchases, sales, issuances, and settlements for Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures for the level of disaggregation and disclosures about input and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements for the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2010, the FASB issued an accounting update to provide guidance to enhance disclosures related to the credit quality of a company’s financing receivables portfolio and the associated allowance for credit losses. Pursuant to this accounting update, a company is required to provide a greater level of disaggregated information about its allowance for credit loss with the objective of facilitating users’ evaluation of the nature of credit risk inherent in the company’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The revised disclosures as of the end of the reporting period are effective for the Company beginning in 2011. The Company is currently evaluating the impact of this accounting update on its financial disclosures.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

In December 2010, the FASB issued ASU No. 2010-29, “Business combinations — disclosure of supplementary pro forma information,” (“ASU 2010-29”) to amend topic ASC 805 “Business Combinations,” by improving disclosure requirements related to the business combinations performed during the year being reported on. Under the amended guidance, a public entity that presents comparative financial statements must disclose the pro forma revenue and earnings of the combined entity as though the business combination had occurred as of the beginning of the prior annual reporting period. The Company has chosen to early adopt this amendment and included the pro forma disclosures in Note 2 below.

2. ACQUISITIONS

The Company has completed nine acquisitions since it began operations in August 2008. The acquisitions were made to increase the Company’s skill sets and to create sufficient critical mass to be able to serve as prime contractor on the significant contracts. All of the acquisitions resulted in the Company recording goodwill and other intangibles. The goodwill was a result of the acquisitions focusing on acquiring cleared personnel to expand our presence with our main customer. The value of having those people generated the majority of the goodwill from the transactions and drove much of the purchase price. Several of the acquisitions involved issuance of Company stock. The stock issuance price was determined by the fair value at the acquisition date. The transaction costs expensed for the acquisitions totaled $752,000, $553,000, and $0 for the years ended December 31, 2010, December 31, 2009, and the period ended December 31, 2008, respectively.

Details of the seven acquisitions completed since January 1, 2009 are outlined below:

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

ESD’s capabilities include system and software engineering, hardware and firmware engineering, and Field Programmable Gate Array design solutions. The Company acquired 25 employees most of whom have U.S. Government security clearances.

Leading Edge Design & Systems, Inc.

On October 29, 2009, KEYW acquired the government contracting assets of Leading Edge Design & Systems, Inc. (“LEDS”) under an asset purchase agreement for a total purchase price of approximately $8.0 million in cash. This purchase price includes several performance criteria including retention of the acquired employees for specified terms. Should employees not be retained by KEYW for those specified times, the purchase price will be reduced. For the year ended December 31, 2010, the Company has recognized $600,000 of non-operating income as a result of three employees that originated from the LEDS acquisition having been terminated. As a result of this transaction, the Company has recorded $1.0 million related to the value of the acquired contracts that have an estimated useful life of three years. The goodwill is not amortizable for financial reporting but is amortizable for income tax purposes over fifteen years.

The LEDS team has been a highly valued provider of development, implementation and integration of large-scale, end-to-end solutions for the intelligence community for many years. The Company acquired 28 employee or subcontractors most of which have U.S. Government security clearances.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. ACQUISITIONS  – (continued)

General Dynamics Advanced Information Systems, Inc.

On December 8, 2009, KEYW acquired certain assets of the Systems Engineering and Technical Assistance unit of General Dynamics Advanced Information Systems, Inc. (“Recon”) under an asset purchase agreement for a total purchase price of $7.5 million in cash. As a result of this transaction, the Company has recorded $0.9 million of intangibles exclusively related to the value of contracts acquired that have an estimated useful life of three years. The goodwill is not amortizable for financial reporting but is amortizable for income tax purposes over fifteen years.

This team has been involved with software and programmatic support for many years and has built a trusted reputation with their client. The Company acquired 65 employees and subcontractors all of whom have U.S. Government security clearances.

The Analysis Group, LLC

On February 22, 2010, the Company acquired all of the ownership interests of the principals of The Analysis Group, LLC (“TAG”) in exchange for approximately $34.6 million in cash and debt and an earn-out of up to 3 million common shares of the Company’s stock. After adjusting for required working capital per the purchase agreement of $0.6 million, the Company paid approximately $23 million in cash and gave the sellers two notes for $3.4 million and $7.6 million at closing. The first note represents the escrow for the transaction and bears an annual interest rate of 3%. The second note bears an interest rate of 8%. Both notes were due the earlier of February 28, 2011 or within seven days of an initial public offering completed by the Company and were paid in October 2010. Based on the revenue forecasts and the outlook for TAG, the Company accrued $21.9 million of the earnout value or approximately 2.4 million shares at $9.25 per share based on a probability weighted analysis. The Company has recorded $10.5 million of intangibles exclusively related to the value of contracts acquired that have an estimated useful life of 3 years. The goodwill is not amortizable for financial reporting but is amortizable for income tax purposes over fifteen years.

The earn-out shares are contingent upon achieving certain average revenue and margin thresholds for calendar years 2010 and 2011. Should total revenue exceed approximately $135 million and gross margins meet or exceed 20% for the two year period, additional cash will be paid to the sellers in a predetermined formula based on those two measuring criteria. The Company is accounting for the contingent earn-out shares under the liability method which requires the contingency shares to be revalued at each balance sheet date to the fair market value of the stock and based on the probability of the targets being achieved. The contingent shares were recorded at a $9.25 per share value at acquisition. Thus the total value of the transaction was approximately $57 million. Beginning in the second quarter of 2010, the Company has written down the value of the earn-out in each quarter with reductions of one million shares in each of the second and third quarters of 2010 and the remaining balance of 372,973 shares being written off in the fourth quarter of 2010. The resulting earn-out balance at December 31, 2010 is zero. These write-downs were taken due to a combination of actual performance and reductions in the forecasted revenue for TAG. Based on our analysis of the 2010 performance and forecasted revenue and profitability in 2011, the Company has determined that it is unlikely that the earn-out will be achieved at the minimum threshold level. The Company has recognized approximately $21.9 million of income from the reduction in the earn-out accrual during 2010.

TAG has distinguished itself as a provider of high performance solutions to the Department of Defense, particularly Air Force Intelligence, and to the National Security community in general. TAG consists of approximately 65 employees most of whom have U.S. government clearances.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. ACQUISITIONS  – (continued)

Insight Information Technology LLC

On March 12, 2010, the Company acquired all of the ownership interests of the principal of Insight Information Technology, LLC (“IIT”) for $8.0 million and 250,000 shares of KEYW common stock valued at $9.25 per share for a total purchase price of approximately $10.3 million. The Company has recorded $1.9 million of intangibles exclusively related to acquired contracts and trade name that have an estimated useful life of 3 years. The goodwill is not amortizable for financial reporting but is amortizable for income tax purposes over fifteen years.

IIT is a customer-focused information technology and professional services firm that specializes in the support of design, development, and delivery of state-of-the-art technology solutions, systems engineering and management consulting services. IIT consists of approximately 36 employees, most of whom have U.S. government clearances.

Sycamore.US, Inc.

On November 29, 2010, the Company acquired all of the outstanding stock of Sycamore.US, Inc. (“Sycamore”) for $27.0 million in cash and 87,500 shares of KEYW common stock valued at $12 per share for a total purchase price of $28.05 million. The Company has recorded $5.9 million of intangibles exclusively related to acquired contracts and trade name that have an estimated useful life of 3 years. In conjunction with the transaction, the Company has made a 338(h)10 election that treats the transaction as an asset purchase for tax purposes thereby permitting the Company to amortize the goodwill over 15 years for tax reporting. The goodwill is not amortizable for GAAP reporting.

Sycamore was founded in 1996 and is headquartered in Frederick, MD. Sycamore offers a broad range of cyber solutions and support including aerospace software engineering, cybersecurity, independent verification and validation, systems engineering, and risk management. Sycamore has approximately 156 employees, of whom approximately 133 have security clearances, primarily at the highest level of TS/SCI.

The acquisition accounting for the Sycamore transaction is preliminary pending the final acquisition date balance sheet and finalization of the intangible valuation.

Everest Technology Solutions, Inc.

On December 10, 2010, the Company acquired all of the outstanding stock of Everest Technology Solutions, Inc. (“Everest”) for $28.0 million in cash and 149,054 shares of KEYW common stock valued at $14.16 per share for a total purchase price of $30.1 million. The Company has recorded $4.7 million of intangibles exclusively related to acquired contracts and trade name that have an estimated useful life of 3 years. This was an acquisition of a Qualified Subchapter S Subsidiary (QSub) which allows the transaction to be treated as an asset acquisition for tax purposes, thereby allowing the Company to amortize goodwill over 15 years for tax reporting. The goodwill is not amortizable for GAAP reporting.

Everest was founded in 1998 and is headquartered in Fairfax, VA. Everest offers a broad range of cyber superiority solutions and support including geospatial intelligence systems, cybersecurity, cloud computing and mission support. Everest has approximately 110 employees, of whom approximately 105 have security clearances, at the level of TS/SCI.

The acquisition accounting for the Everest transaction is preliminary pending the final acquisition date balance sheet and finalization of the intangible valuation.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. ACQUISITIONS  – (continued)

The total purchase price paid for the acquisitions described above have been allocated as follows:

	For the Year Ended December 31, 2010 (In thousands)
	ESD	LEDS	Recon	TAG	IIT	Sycamore	Everest
Cash	$—	$—	$—	$2,841	$531	$1,224	$403
Current assets, net of cash acquired	65	14	—	5,590	697	3,898	3,905
Fixed assets	11	25	—	18	59	75	155
Intangibles	1,229	1,019	925	10,457	1,797	5,898	4,690
Goodwill	2,933	7,135	6,575	43,143	8,181	20,358	23,764
Other current assets	—	—	—	—	—	18	—
Total Assets Acquired	4,238	8,193	7,500	62,049	11,265	31,471	32,917
Current liabilities	121	139	—	6,093	952	3,421	2,808
Deferred income tax liability	—	—	—	—	—	—	—
Long-term obligations	—	—	—	21,950	—	—	—
Total Liabilities Assumed	121	139	—	28,043	952	3,421	2,808
Net Assets Acquired	$4,117	$8,054	$7,500	$34,006	$10,313	$28,050	$30,109
Net Cash Paid	$3,374	$8,054	$7,500	$31,165	$7,469	$25,776	$27,597
Equity Issued	743	—	—	—	2,313	1,050	2,109
Actual Cash Paid	$3,374	$8,054	$7,500	$34,006	$8,000	$27,000	$28,000

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. ACQUISITIONS  – (continued)

The tables below summarize the unaudited pro forma income statements for 2010 and 2009 assuming these acquisitions had been completed on the first day of the earliest period presented. These pro forma statements do not include any adjustments that may have resulted from synergies between the acquisitions or for amortization of intangibles other than during the period the acquired entities were part of the Company. The Recon numbers represent the revenues and direct expenses for the acquired contracts. The 2010 activity for TAG, Insight, Sycamore, and Everest represents the financial activity in 2010 prior to acquisition. The 2009 activity for ESD, LEDS and Recon represents the financial activity in 2009 prior to acquisition. The 2009 activity for TAG, IIT, Sycamore, and Everest represents the full year activity for each of those companies.

	For the Year Ended December 31, 2010 (In thousands)
	TAG	IIT	Sycamore	Everest	KEYW	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Audited)	(Unaudited)
Revenue	$3,854	$1,066	$20,524	$19,719	$107,988	$153,151
Cost of Revenues	3,227	904	14,763	12,163	76,444	107,501
Gross Profit	627	162	5,761	7,556	31,544	45,650
Operating Expenses	720	204	4,947	8,772	27,264	41,907
Intangible Amortization	—	—	—	—	6,440	6,440
Operating (Loss) Income	(93)	(42)	814	(1,216)	(2,160)	(2,697)
Non-operating Income	(5)	—	—	(3)	(20,880)	(20,888)
(Loss) Income before Taxes	(88)	(42)	814	(1,213)	18,720	18,191
Tax Expense	—	—	—	—	7,814	7,814
Net (Loss) Income	$(88)	$(42)	$814	$(1,213)	$10,906	$10,377

	For the Year Ended December 31, 2009 (In thousands)
	KEYW	LEDS	ESD	Recon	TAG	IIT	Sycamore	Everest	Total
	(Audited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$39,037	$6,082	$3,513	$14,634	$47,692	$5,260	$19,394	$17,313	$152,925
Cost of Revenues	27,918	2,892	2,068	12,846	39,702	3,806	13,982	10,867	114,081
Gross Profit	11,119	3,190	1,445	1,788	7,990	1,454	5,412	6,446	38,844
Operating Expenses	11,373	2,655	1,167	—	3,648	875	5,385	6,037	31,140
Intangible Amortization	2,055	—	—	—	—	—	—	—	2,055
Operating (Loss) Income	(2,309)	535	278	1,788	4,342	579	27	409	5,649
Non-operating Expense (Income)	783	—	27	—	(353)	78	25	(4)	556
(Loss) Income before Taxes	(3,092)	535	251	1,788	4,695	501	2	413	5,093
Tax Benefit	(979)	—	—	—	—	—	—	—	(979)
Net (Loss) Income	$(2,113)	$535	$251	$1,788	$4,695	$501	$2	$413	$6,072

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2010 and December 31, 2009, the Company did not have any financial assets or liabilities that were subject to valuation.

4. ACCOUNTS RECEIVABLES

Accounts receivable consist of the following:

	(In thousands)
Accounts Receivable	December 31, 2010	December 31, 2009
Billed AR	$24,194	$5,068
Unbilled AR	6,212	4,341
Total AR	$30,406	$9,409

Unbilled amounts represent revenue recognized which could not be billed by the period end based on contract terms. All of the unbilled amounts were billed subsequent to period end. Retainages typically exist at the end of a project and/or if there is a disputed item on an invoice received by a customer. At December 31, 2010 and December 31, 2009, retained amounts are insignificant and are expected to be collected subsequent to the balance sheet date.

Management does not currently have an allowance for doubtful accounts recorded because management believes that all of the accounts receivable are fully collectible.

Most of the Company’s revenues are derived from contracts with the U.S. Government, in which we are either the prime contractor or a subcontractor, depending on the award.

5. INVENTORIES

Inventories at December 31, 2010 and December 31, 2009, consisted of work in process at various stages of production and finished goods. This inventory, which consists primarily of mobile communications devices, is valued at the lower of cost (as calculated using the weighted average method) or market. The cost of the work in process consists of materials put into production, the cost of labor and an allocation of overhead costs. We determined that no reserve for obsolescence or other consideration was necessary for the inventory.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. PREPAID EXPENSES

Prepaids at December 31, 2010 and December 31, 2009 primarily consist of prepaid insurance, bonuses, rent and professional fees. Prepaids at December 31, 2009, also had approximately $672,000 of machinery purchases that were made in 2009 due to incentives offered by the manufacturer for prepayment. This equipment was delivered in early 2010.

7. PROPERTY AND EQUIPMENT

Property and equipment are as follows:

	(In thousands)
Property and Equipment	December 31, 2010	December 31, 2009
Buildings and Improvements	$564	$123
Manufacturing Equipment	1,435	430
Office Equipment	2,400	1,210
Total	$4,399	$1,763
Accumulated Depreciation	(1,093)	(333)
Property and Equipment, net	$3,306	$1,430

Depreciation expense charged to operations was $760,000 and $310,000 for the years ended December 31, 2010 and December 31, 2009, respectively and $23,000 for the successor period ended December 31, 2008 and $9,000 for the nine months ended September 29, 2008 for the predecessor.

8. AMORTIZATION OF INTANGIBLE ASSETS

The following values and useful lives were assigned to intangible assets (other than goodwill) for the acquisitions noted below. Note that the Sycamore and Everest intangible valuations are preliminary pending final valuation.

	December 31, 2010 (In thousands)
Acquisition	Intangible	Gross Book Value	Accumulated Amortization	Net Book Value
S&H	Contracts – Fixed Price Level of Effort	$1,606	$746	$860
S&H	Proposed New Business	3	3	—
ICCI	Contracts – Fixed Price Level of Effort	1,181	560	621
ICCI	Contracts – T&M and IDIQ	3,018	2,501	517
ESD	Contracts	1,207	349	858
ESD	New Business & Non-compete	22	22	(0)
LEDS	Contracts	1,019	662	357
Recon	Contracts	925	519	406
TAG	Contracts	10,457	2,977	7,480
IIT	Contracts	1,615	426	1,189
IIT	Trade name	182	48	134
Sycamore	Contracts	5,898	164	5,734
Everest	Contracts	4,690	130	4,560
		$31,823	$9,107	$22,716

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. AMORTIZATION OF INTANGIBLE ASSETS  – (continued)

	December 31, 2009 (In thousands)
Acquisition	Intangible	Gross Book Value	Accumulated Amortization	Net Book Value
S&H	Contracts – Fixed Price Level of Effort	$1,606	$437	$1,169
S&H	Proposed New Business	3	3	—
ICCI	Contracts – Fixed Price Level of Effort	1,181	301	880
ICCI	Contracts – T&M and IDIQ	3,018	1,752	1,266
ESD	Contracts	1,207	107	1,100
ESD	New Business & Non-compete	22	10	12
LEDS	Contracts	1,019	57	962
Recon	Contracts	925	—	925
		$8,981	$2,667	$6,314

Estimated future intangible amortization expense by year:
2011	2012	2013	2014	2015
$9,104	$8,774	$4,498	$340	$—

The Company recorded amortization expense of $6.4 million and $2.0 million for the years ended December 31, 2010 and 2009, respectively. For the five months ended December 31, 2008 amortization expense was $612,000. The Predecessor company had no amortization expense in any period presented.

9. DEBT

During the first quarter of 2010, the Company entered into various debt agreements in order to fund the acquisitions of TAG and IIT. Details of these debt arrangements are as follows. All of the debt, with the exception of the revolver, contained clauses that required the debt to be repaid within seven days of an initial public offering.

On February 22, 2010, the Company entered into two debt agreements with Bank of America in conjunction with the closing of the TAG transaction. The debt consists of an asset-backed revolver (“revolver” secured by the assets of the Company. The revolver provides for up to $17.5 million of borrowings based on the receivable base of the Company. The revolver also has an accordion feature that provides the ability for the Company to borrow up to an additional $10.0 million to pursue additional acquisitions subject to bank approval. The interest rate on the debt is adjustable and is equal to the LIBOR rate plus a margin that ranges from 2.0 – 2.5 basis points based on certain financial ratios. The revolver matures in February 2011. The outstanding balance on the loan as of December 31, 2010 is $0. The debt contains standard financial covenants. The Company is in compliance with its debt covenants as of December 31, 2010 and has been in compliance at all times since inception.

The second Bank of America debt was a $5.0 million term loan that would have matured in February 2011 and began amortizing in May 2010 at $500,000 per month plus interest. The interest rate on the debt was adjustable and is equal to the LIBOR rate plus a margin that ranges from 2.0 – 2.5 basis points based on certain financial ratios. This loan was repaid in full in August 2010.

In conjunction with the TAG acquisition, the sellers took back debt totaling $11.0 million that would have matured on February 28, 2011. The debt is broken into two segments with the first amount of $3.4 million bearing interest at 3% and the remaining $7.6 million bearing interest at 8%. This debt is subordinate to the Bank of America debt. This debt was repaid in full in October 2010 in conjunction with the IPO.

In March and April 2010, the Company borrowed $8.3 million from five shareholders and/or Board members. The terms of the debt were 8% interest, 20,000 warrants per million financed and a maturity date of March 2012. If the debt remains unpaid at maturity, the Company will issue additional warrants in the same

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. DEBT  – (continued)

amount as originally issued. The strike price of the warrants is $9.25 and the warrants expire seven years from issuance. The warrant valuation, as calculated using the Black-Scholes method is being treated as an original issue discount with the expense being recognized as non-cash interest expense over the life of the loans. The Company recognized the remaining original issue discount ($585,000) as interest expense on September 30, 2010. This debt was repaid in October 2010 in conjunction with the IPO.

On February 28, 2011, the Company replaced their asset-backed revolver with a new revolving credit facility. See subsequent events Footnote 15 for additional information.

10. SHARE-BASED COMPENSATION

On December 29, 2009, the Company, in conjunction with the corporate reorganization, adopted the 2009 Stock incentive plan. The plan terms are similar to the previous 2008 Plan, except that the new plan has a maximum amount of shares available for issuance of 12,000,000 with a soft cap of 12% of the outstanding shares available for issuance. The 2009 plan provides for the issuance of stock options, restricted stock and restricted stock units.

Stock Options

The Company generally issues stock option awards that vest over varying periods, ranging from three to five years, and have a ten-year life. We estimate the fair value of stock options using the Black-Scholes option-pricing model. Because our common stock does not have a sufficient trading history, we do not use historical data to determine volatility of our stock. We determine volatility by using the historical stock volatility of public companies in our industry with similar characteristics. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. All option awards terminate within ninety days or sooner after termination from the Company except as provided in certain circumstances with regard to our senior executive employment agreements.

The option grants during 2010 consist of options issued to new hires, employees acquired through acquisitions and discretionary awards. The options issued prior to the IIT acquisition were issued with a $5.50 strike price, options associated with the IIT acquisition and hires through July 15th were issued with a $9.25 strike price, and all options after July 15th through September 30th were issued with a $10.00 strike price. All equity issuances after September 30, 2010 were granted with a strike price equal to the fair market value on the date of grant. Stock prices prior to July 15, 2010 were determined by using the most recent third party valuation as provided by our acquisitions. The $10.00 price used effective July 15, 2010 was determined based on the low end of the IPO range.

The Black-Scholes model requires certain inputs related to dividend yield, risk-free interest rate, expected volatility and forfeitures in order to price the option values. During 2010, our assumptions related to these inputs were as follows:

	2010	2009	2008
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	1.00% – 3.00%	2.00%	2.75%
Expected volatility	28.35% – 38.55%	34.91% – 56.49%	33.07% – 37.15%
Forfeitures	15.00% – 30.00%	20.00%	25.00%

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. SHARE-BASED COMPENSATION  – (continued)

A summary of stock option activity is as follows:

	Number of Shares	Option Exercise Price	Weighted Average Exercise Price
Outstanding 7/31/2008	—	—	$—
Granted	177,250	$5.00	$5.00
Exercised	—	—	$—
Cancelled	(1,500)	$5.00	$5.00
Outstanding 12/31/2008	175,750
Granted	887,000	$5.00 – $5.50	$5.49
Exercised	—	—	$—
Cancelled	(30,500)	$5.00 – $5.50	$5.03
Outstanding 12/31/2009	1,032,250
Granted	811,400	$5.50 – $14.33	$10.72
Exercised	(11,878)	$5.00 – $12.65	$7.57
Cancelled	(98,810)	$5.00 – $12.65	$6.66
Options Outstanding 12/31/2010	1,732,962

All stock based compensation has been recorded as part of operating expenses. Accounting standards require forfeitures to be estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture estimates are disclosed in the information surrounding the option grants. For the periods ended December 31, 2010, 2009, and 2008, share-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. The predecessor had no stock based compensation expense. The total unrecognized stock compensation expense at December 31, 2010 is approximately $2.2 million which will be recognized over three years.

As of December 31, 2010, outstanding stock options were as follows:

Exercise Price	Options Outstanding	Options Vested	Weighted Average Remaining Life (Years)
$5.00	148,687	77,320	7.8
$5.50	915,500	391,920	8.9
$9.25	192,875	48,223	9.3
$10.00	83,500	20,876	9.6
$11.99	166,400	41,624	9.9
$12.65	53,000	13,250	9.8
$14.33	173,000	43,281	9.9
	1,732,962	636,494

2009 STOCK INCENTIVE PLAN
Total equity available to issue	3,066,640
Total equity outstanding or exercised	1,018,775
Total equity remaining	2,047,865

Restricted Stock Awards

During 2010, the Company issued 77,500 restricted shares of common stock to new hires. These shares vest ratably over three to five years and have no exercise price. The expense for these shares will be recognized over the vesting life of each individual tranche of shares.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. WARRANTS

In conjunction with the private placement of the Company’s common stock to investors, the Company has, from time to time, issued warrants to purchase additional shares of Company stock. The warrants were issued with a strike price equal to the price at which shares were originally purchased and were issued at a ratio of one warrant for every two shares purchased. The warrants expire seven years from the date of original issuance.

The original warrant terms included items that required the warrants to be classified as liability instruments for financial accounting purposes. These terms included down round protection and the ability to convert the warrant to cash. Accordingly, we valued these warrants as call options for balance sheet presentation at issuance and revalued the warrants at the end of each subsequent quarter. We utilized the flexible Monte Carlo method for valuing the warrants. This methodology required various inputs including a proxy volatility calculation that was based on the volatility of three publicly traded government contractors that had trading data for at least seven years. We assumed sub-optimal exercise behavior with respect to the timing of the warrant exercises based on the expected behavior of our investors. The resulting change in warrant valuation each quarter was recorded as income or expense. During 2009, the Company recognized net warrant expense related of $690 as the value of the warrants decreased prior to the corporate reorganization. This decrease was predominantly due to decreased volatility of the proxy companies stock and a shorter time to expiration.

The warrants issued in conjunction with the corporate reorganization removed all of the terms that required liability accounting and provided the warrant holders with a cashless exercise provision that was not included with the prior warrants. As a result, the Company revalued the warrants as of December 28, 2009, recorded a gain from the decreased warrant valuation, and reclassed the remaining warrant liability balance to additional paid-in-capital.

In 2008, the Company recognized expense of $2,103 related to the warrants issued in August 2008. The significant expense was driven by the increase in the underlying stock price. The price of the underlying stock was increased to $5 per share as a result of the S&H and ICCI acquisitions that issued stock at that price.

On March 15, 2010, one of the Company’s largest shareholders elected to exercise 1,022,728 warrants for a total exercise price of approximately $4.5 million. The proceeds from this exercise were used to pay down the outstanding balance on the revolver. During the fourth quarter of 2010 warrant holders exercised 146,116 warrants with 87,875 warrants exercised at $4.00 per share and 58,241 warrants being exercised at $5.50 per share. The total cash received from these exercises was approximately $477,000. Under the warrant agreements, warrants may be cashlessly exercised based on the average price of the Company’s common stock for 5 days prior to exercise. Under this methodology, 47,387 of the total exercised warrants were exchanged for 31,334 shares of the Company’s common stock in a cashless exercise.

In conjunction with the IIT acquisition, the Company issued 215,000 warrants to purchase KEYW common stock at $9.25 per share. These options vested immediately and expire seven years from issuance. The costs associated with these warrants were treated as an original issue discount to the debt. This original issue discount is amortized over the life of the loans which was originally two years. The Company expensed the remaining balance of the original issue discount in September 2010 at the completion of the initial public offering due to the initial public offering triggering prepayment of the notes. The total original issue discount was approximately $585,000 as calculated using the Black-Scholes model.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. WARRANTS  – (continued)

As of December 31, 2010, outstanding warrants were as follows:

Exercise Price	Warrants Outstanding	Warrants Vested	Weighted Average Remaining Life (Years)
$4.00	2,110,750	2,110,750	4.6
$5.50	2,341,940	2,341,940	5.4
$9.25	215,000	215,000	6.2
	4,667,690	4,667,690

12. COMMITMENTS AND CONTINGENCIES

The Company leases certain office equipment and operating facilities under non-cancellable operating leases that expire at various dates through 2016. Certain leases contain renewal options. Rental payments on certain leases are subject to annual increases based on escalation clauses and increases in the lessor’s operating expenses. For the leases that require fixed rental escalations during their lease terms, rent expense is recognized on a straight-line basis resulting in deferred rent. The deferred rent included in other liabilities both current and non-current totaled $125,000 and $51,000 at December 31, 2010 and 2009, respectively. The Company has several office facilities for which it is committed on a month-to-month basis. Total net lease expense was $1,884,000, $833,000 and $180,000 for the periods ended December 31, 2010, December 31, 2009 and December 31, 2008 (successor), respectively. Rent expense was $51,000 for the nine month period ended September 29, 2008 and for the (predecessor).

The schedule below shows the future minimum lease payments required under our operating leases as of December 31, 2010.

	(In Thousands)
Type	2011	2012	2013	2014	2015	Thereafter
Facilities/Office space	$1,513	$1,036	$758	$636	$620	$258
Office equipment	101	68	19	—	—	—
Operating Leases	$1,614	$1,104	$777	$636	$620	$258

The main operating lease for our headquarters facility is leased from one of our major shareholders. This lease was entered into in May 2009 and continues until May 2016. Total cash paid for this space including common area maintenance (“CAM”) charges, utilities, and leasehold improvements was $903,000 and $385,000 during the years ended. Annual lease payments for this lease approximate $450,000 through 2015 with the 2016 term being only four months.

The Company has entered into employment agreements with several executives providing for certain salary levels, severance and change of control provisions through the term of the agreements expiring in August 2012.

13. RETIREMENT PLANS

The Company currently has three qualified defined contribution retirement plans. The first is The KEYW Corporation Employee 401(k) Plan, which includes a contributory match 401(k) feature for KEYW employees. As of January 1, 2010, the Plan calls for an employer matching contribution of up to 10% of eligible compensation. Total authorized contributions under the matching contribution feature of the Plan were $3.2 million and $1.6 million, in 2010 and 2009, respectively. There were no discretionary contributions during either period. For the five months ended December 31, 2008, contribution expense was $441,000. Predecessor contribution expense for the nine months ended September 29, 2008 was $788,000.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. RETIREMENT PLANS  – (continued)

The second Company qualified contribution retirement plan is the Sycamore.US, Inc. 401(k) Plan, which includes a contributory match 401(k) feature for Sycamore employees. The Plan calls for an employer matching contribution of $0.50 on every $1.00 up to 6% of eligible compensation. Total authorized contributions under the matching contribution feature of the Plan were approximately $53,000 for the period subsequent to acquisition in 2010 and there were no discretionary contributions during that time.

The third Company qualified contribution retirement plan is the Everest Technology Solutions Retirement Plan, which includes a contributory match 401(k) feature for Everest employees. The Plan’s employer match is based on a 3-year cliff vesting and provides for an employer matching contribution of up to 6% of eligible compensation. Total authorized contributions under the matching contribution feature of the Plan were approximately $58,000 for the period subsequent to acquisition in 2010 and there were no discretionary contributions during that time.

The Company will be converting the Sycamore.US, Inc. 401(k) Plan and the Everest Technology Solutions Retirement Plan into The KEYW Corporation Employee 401(k) Plan effective January 1, 2012.

14. INCOME TAX PROVISION

Applicable income tax expense (benefit) is as follows:

	(In thousands)
	2010	2009
Current:
Federal	$9	$—
State	137	57
	146	57
Deferred	7,668	(1,036)
Total provision for income taxes	$7,814	$(979)

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. At December 31, 2010 and 2009, the net deferred tax (liability) asset was $(7,200,000) and $468,000 respectively. Deferred tax assets and liabilities, shown as the sum of the appropriate tax effect for each significant type of temporary differences as of December 31, 2010 and 2009, are as follows:

	(In thousands)
	2010 Deferred Tax		2009 Deferred Tax
	Asset	Liability	Asset	Liability
Net operating loss	$116	$—	$270	$—
Accrued paid time off	1,415	—	200	—
Other deferred tax assets	1,151	—	205	—
Tax credits	221	—	95	—
Deferred revenue	—	(629)	—	—
Prepaid expenses	—	(236)	—	(83)
Depreciation	—	(414)	—	(19)
Intangible assets amortization	2,344	(11,168)	271	(471)
	$5,247	$(12,447)	$1,041	$(573)
Net deferred (liability) asset	$(7,200)		$468

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. INCOME TAX PROVISION  – (continued)

The Company has recorded a deferred tax asset of $337,000 reflecting the benefit of $64,000 of Federal net operating loss carry-forwards and $1,900,000 of state net operating loss carry-forwards, as well as tax credits for research and development and alternative minimum tax. Such deferred tax assets expire in 2030; however the alternative minimum tax credits have an indefinite life.

Realization of deferred tax assets is dependent on generating sufficient taxable income prior to expiration of the loss carry-forwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

The net deferred tax liabilities shown on the balance sheet as of December 31, 2010 and 2009 are as follows:

	(In thousands)
	2010	2009
Deferred taxes – current liability	$(578)	$(83)
Deferred taxes – long term liability	(11,869)	(1,564)
Deferred taxes – current assets	1,475	223
Deferred taxes – long term assets	3,772	1,892
Net Deferred Tax (Liability) Asset	$(7,200)	$468

A reconciliation of the difference between the statutory federal income tax rate and the effective tax rate for the Company for the years ended December 31, 2009 and December 31, 2010 is as follows:

	Percent of Pre-tax Income
	2010	2009
Tax expense computed at statutory rate	35.0%	35.0%
State income taxes net of federal income tax benefit	5.0%	3.9%
Meals and entertainment – non-deductible	0.2%	(0.4)%
Non-deductible acquisition costs	1.3%	(1.3)%
Warrants	0.0%	(7.8)%
Tax Credits	(0.6)%	3.1%
Other	0.0%	(0.8)%
Income tax provision	40.9%	31.7%

The Company adopted Financial Accounting Standards Board ASC 740 (formerly (“FIN 48”) ASC 740, “Accounting for Uncertainty in Income Taxes,”) which provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. Under ASC 740, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws.

Under ASC 740 we determined that none of our income tax positions met the more-likely-than-not recognition threshold and, therefore, required no reserve. In the event of future uncertain tax positions, additional interest and penalty charges associated with tax positions would be classified as income tax expense in the Consolidated Financial Statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. INCOME TAX PROVISION  – (continued)

As of December 31, 2010, the following tax years remained subject to examination by the major tax jurisdictions indicated:

Major Jurisdictions	Open Years
United States	1996 through 2009
Maryland	2007 through 2009
Florida	2008 through 2009

15. SUBSEQUENT EVENTS

In connection with the preparation of its financial statements for the year ended December 31, 2010, the Company has evaluated events that occurred subsequent to December 31, 2010 and to determine whether any of these events required recognition or disclosure in the 2010 financial statements. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements except as discussed below.

At the end of 2010 we had a $17.5 million credit facility with Bank of America that allowed us to choose interest rates anywhere from daily up to a six month lock. The balance at December 31, 2010 was zero. On February 28, 2011 KEYW replaced this $17.5 million credit facility with a new $50 million credit facility that includes an accordion feature allowing for an additional $25 million in borrowing. The credit facility is a 3 year agreement and is structured as a multi-bank facility with Bank of America as lead bank. The borrowing availability under this facility is based on KEYW’s ‘Total Leverage Ratio’ which is a relationship between ‘Funded Indebtedness’ to EBITDA. When drawing funds on this facility we have the option of choosing between a ‘Euro Rate Loan’ which is based on the British Bankers Association LIBOR or a ‘Base Rate Loan’ which is based on the higher of (a) the Federal Funds Rate plus ½ of 1.0%, (b) the Prime Rate, or (c) The Eurodollar Rate plus 1.0%. If we selected the ‘Euro Rate Loan’ the actual ‘applicable rate’ would be 200 to 300 basis points above the stated rate depending on where we fall on our most recent quarterly calculation of our ‘Total Leverage Ratio’. If we selected the ‘Base Rate Loan’ the actual ‘applicable rate’ would be 100 to 200 basis points above the stated rate depending on where we fall on our most recent quarterly calculation of our ‘Total Leverage Ratio’. We are able to lock in our selected interest rates for periods of up to six months.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
2.1	Stock Purchase Agreement by and among The KEYW Holding Corporation, Sycamore.US, Inc., Sycamore Services, Inc., the Stockholders of Sycamore.US, Inc. (“Sellers”) and the Representative of the Sellers dated and effective November 29, 2010	(1)
2.2	Stock Purchase Agreement, dated as of December 2, 2010, by and among The KEYW Holding Corporation, Everest Technology Solutions, Inc., ETS Holdings, Inc., and certain stockholders of ETS Holdings, Inc.	(2)
3.1	Amended and Restated Articles of Incorporation of the Company, as filed on October 6, 2010	X
3.2	Amended and Restated Bylaws of the Company	X
4.3	Specimen of Common Stock Certificate	(3)
10.1*	The KEYW Corporation 2008 Stock Incentive Plan	(3)
10.2*	Form of Incentive Stock Option Agreement for grants pursuant to The KEYW Corporation 2008 Stock Incentive Plan	(3)
10.3*	Form of Non-Qualified Stock Option Agreement for grants pursuant to The KEYW Corporation 2008 Stock Incentive Plan	(3)
10.4*	Form of Restricted Stock Agreement for grants pursuant to The KEYW Corporation 2008 Stock Incentive Plan	(3)
10.5*	The KEYW Holding Corporation 2009 Stock Incentive Plan	(3)
10.6*	Form of Incentive Stock Option Agreement for grants pursuant to The KEYW Holding Corporation 2009 Stock Incentive Plan	(3)
10.7*	Form of Non-Qualified Stock Option Agreement for grants pursuant to The KEYW Holding Corporation 2009 Stock Incentive Plan	(3)
10.8*	Form of Restricted Stock Agreement for grants pursuant to The KEYW Holding Corporation 2009 Stock Incentive Plan	(3)
10.9*	Form of The KEYW Corporation Non-Qualified Stock Options Agreement for non-plan grants	(3)
10.10*	Form of The KEYW Corporation Restricted Stock Agreement for non-plan grants	(3)
10.11*	Long-Term Incentive Plan	(3)
10.12*	Annual Incentive Plan	(3)
10.13*	Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Kimberly J. DeChello	(3)
10.15*	Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Edwin M. Jaehne	(3)
10.16*	Employment Agreement, dated June 16, 2010, between The KEYW Corporation and John E. Krobath	(3)
10.17*	Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Leonard E. Moodispaw	(3)
10.18*	Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Mark A. Willard	(3)
10.20	Form of Amended and Restated Warrant	(3)
10.21	Credit and Security Agreement, dated February 22, 2010, by and between The KEYW Holding Corporation, The KEYW Corporation, Integrated Computer Concepts, Incorporated, The Analysis Group, LLC and S&H Enterprises of Central Maryland, Inc., as borrowers, and Bank of America, N.A., as lender.	(3)

Exhibit No.	Exhibit Description
10.22	First Amendment to Credit and Security Agreement and Joinder, Assumption and Ratification Agreement, dated March 16, 2010, by and among The KEYW Holding Corporation, The KEYW Corporation, Integrated Computer Concepts, Incorporated, The Analysis Group, LLC and S&H Enterprises of Central Maryland, Inc., as original borrowers, Insight Information Technology, LLC, as additional borrower, and Bank of America, N.A., as lender.	(3)
10.23	Covenant Not to Convey and Negative Pledge Agreement, dated February 22, 2010 by and among The KEYW Corporation, The KEYW Holding Corporation, Integrated Computer Concepts, Incorporated, The Analysis Group, LLC and S&H Enterprises of Central Maryland, Inc., as borrowers, and Bank of America, N.A., as lender.	(3)
10.24	Revolving Loan Note, dated February 22, 2010	(3)
10.25	Term Loan Note, dated February 22, 2010	(3)
10.26	Contribution Agreement, dated February 22, 2010, by and among TAG Holdings LLC, The Analysis Group, LLC, The KEYW Holding Corporation, The KEYW Corporation, and certain other parties	(3)
10.27	Subordinated Unsecured Promissory Note, dated February 22, 2010, in the amount of $8,251,076	(3)
10.28	Subordinated Unsecured Promissory Note, dated February 22, 2010, in the amount of $3,400,000	(3)
10.32*	The KEYW Holding Corporation 2010 Employee Stock Purchase Plan	(3)
10.33	Credit Agreement between The KEYW Holding Corporation and Bank of America, N.A. dated February 28, 2011	(4)
10.34	Security Agreement between The KEYW Holding Corporation and Bank of America, N.A. dated February 28, 2011	(4)
14.1	Code of Ethics	X
21.1	Subsidiaries of the Registrant	X
23.1	Consent of Grant Thornton LLP	X
23.2	Consent of Stegman & Company	X
31.1	Certification of the Chief Executive Officer pursuant to R Rule 13a-14(a)/15d-14(a)	X
31.2	Certification of the Chief Financial Officer pursuant to R Rule 13a-14(a)/15d-14(a)	X
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	(5)

*	Indicates management contract of compensatory agreement.
(1)	Filed as Exhibit 2.1 to Registrant’s Form 8-K filed December 2, 2010, File No. 001-34891.
(2)	Filed as Exhibit 2.1 to Registrant’s Form 8-K filed December 16, 2010, File No. 001-34891.
(3)	Incorporated by reference to the corresponding Exhibit number to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-16768).
(4)	Filed as Exhibit 10.1 and 10.2 to Registrant’s Form 8-K filed March 2, 2011, File No. 001-34891.
(5)	These exhibits are being “furnished” with this periodic report and are not deemed “filed” with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation by reference language in any such filing.
X	Filed herewith.