Form 10-Q
period 2011-03-31
KEYW HOLDING CORP
filed 2011-05-05
CIK 1487101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     March 31, 2011

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
Yes ☐                       No ☒

The number of shares outstanding of the issuer’s common stock ($0.001 par value), as of the latest practicable date, April 29, 2011 is 25,881,896.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010	2

	Consolidated Statements of Operations (unaudited) for the Three Months Ended
	March 31, 2011 and March 31, 2010	3

	Consolidated Statement of Stockholders’ Equity (unaudited) for the Three Months Ended
	March 31, 2011	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended
	March 31, 2011 and March 31, 2010	5

	Notes to Consolidated Financial Statements	6

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4	Controls and Procedures	21

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	22

Item 1A	Risk Factors	22

Item 6	Exhibits	22

PART I - FINANCIAL INFORMATION

ITEM      1.   FINANCIAL STATEMENTS

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars shown in 000’s except share amounts)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,017	$5,795
Receivables	35,946	30,406
Inventories	6,216	5,183
Prepaid expenses	2,569	1,950
Income tax receivable	223	55
Deferred tax asset, current	1,252	1,475
Total current assets	49,223	44,864

Property and equipment, net	3,224	3,306
Goodwill	141,861	130,374
Other intangibles, net	20,648	22,716
Deferred tax asset	3,772	3,772
Other assets	218	232
TOTAL ASSETS	$218,946	$205,264

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,247	$6,292
Accrued expenses	840	5,847
Accrued salaries & wages	7,665	5,442
Revolver	14,000	—
Deferred income taxes	578	578
Total current liabilities	28,330	18,159
Long-term liabilities:
Non-current deferred tax liability	11,869	11,869
Other non-current liabilities	139	125
TOTAL LIABILITIES	40,338	30,153

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5 million shares authorized, none issued	—	—
Common stock, $0.001 par value; 100 million shares authorized, 25,829,616 and 25,554,533 shares issued and outstanding	26	26
Additional paid-in capital	171,791	168,358
Retained earnings	6,791	6,727
Total stockholders’ equity	178,608	175,111
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$218,946	$205,264

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars shown in 000’s except share and per share amounts)

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
Revenues

Services	$38,626	$18,865
Products	3,035	2,878
Total	41,661	21,743

Costs of Revenues
Services	27,358	13,453
Products	2,062	1,788
Total	29,420	15,241

Gross Profit
Services	11,268	5,412
Products	973	1,090
Total	12,241	6,502

Operating Expenses
Operating expenses	9,998	5,091
Intangible amortization expense	2,068	855
Total	12,066	5,946

Operating Income	175	556

Non-Operating Expense (Income), net	21	(33)

Income before Income Taxes	154	589

Income Tax Expense, net	90	156

Net Income	$64	$433

Weighted Average Common Shares Outstanding
Basic	25,603,580	14,311,869
Diluted	29,449,923	21,021,448

Earnings per Share
Basic	$0.00	$0.03
Diluted	$0.00	$0.02

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity (unaudited)
(Dollars shown in 000’s except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-In Capital (APIC)	Retained Earnings	Total Shareholders’ Equity
BALANCE, JANUARY 1, 2011	25,554,533	$26	$168,358	$6,727	$175,111
Net income	—	—	—	64	64
Warrant exercise	20,500	0	122	—	92
Option exercise	14,140	0	91	—	121
Restricted stock issuances	39,800	0	120	—	120
Stock issued as part of JKA Technologies, Inc. acquisition	200,643	0	2,464	—	2,464
Stock based compensation	—	—	636	—	636
BALANCE, MARCH 31, 2011	25,829,616	$26	$171,791	$6,791	$178,608

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollars shown in 000’s except share amounts)

	Three months ended March 31, 2011	Three months ended March 31, 2010
	(Unaudited)	(Unaudited)
Net income	$64	$433
Adjustments to reconcile net income to net cash used in operating activities:
Stock compensation	756	257
Depreciation/Amortization	2,323	990
Non-cash interest expense	—	12
Changes in operating assets and liabilities:
Receivables	(5,022)	(7,098)
Inventory	(1,034)	(958)
Prepaid expenses	(620)	(113)
Accounts payable	(1,045)	(75)
Accrued expenses	(2,297)	2,631
Other balance sheet changes	(25)	87
Net cash used in operating activities	(6,900)	(3,834)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(9,918)	(27,629)
Purchase of property and equipment	(173)	(457)
Net cash used in investing activities	(10,091)	(28,086)

Cash flows from financing activities:
Proceeds from term note	—	5,000
Proceeds from revolver	14,000	9,100
Proceeds from subordinated debt	—	8,000
Proceeds from option and warrant exercises	213	4,500
Net cash provided by financing activities	14,213	26,600

Net decrease in cash and cash equivalents	(2,778)	(5,320)
Cash and cash equivalents at beginning of period	5,795	7,333
Cash and cash equivalents at end of period	$3,017	$2,013

Supplemental disclosure of cash flow information:
Cash paid for interest	$8	$34
Cash paid for taxes	$—	$17

In conjunction with the JKA acquisition in March 2011, the Company issued 200,643 shares of KEYW common stock with an approximate value of $2.5 million.

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

The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. Certain information and note disclosures normally included in the annual financial statements have been condensed or omitted pursuant to those instructions. This interim information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2010, contained in our Annual Report on Form 10-K and filed with the Securities and Exchange Commission on March 29, 2011 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

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

We have acquired ten businesses or operating entities since our inception including S&H Enterprises of Central Maryland, Inc. (“S&H”) on September 2, 2008, Integrated Computer Concepts, Incorporated (“ICCI”) and its wholly owned subsidiary Coreservlets.com, Inc. on September 30, 2008, the majority of assets from Embedded Systems Design, Inc. (“ESD”) on July 23, 2009, the government contracting assets of Leading Edge Design & Systems, Inc. (“LEDS”) on October 29, 2009, the assets of the Systems Engineering and Technical Assistance unit that supports the National Reconnaissance Office from General Dynamics Advanced Information Systems, Inc. (“Recon”) on December 8, 2009, The Analysis Group, LLC (“TAG”) on February 22, 2010, Insight Information Technology, LLC (“IIT”) on March 15, 2010, Sycamore.US, Inc. (“Sycamore”) on November 29, 2010, Everest Technology Solutions, Inc. (“Everest”) on December 10, 2010, and JKA Technologies, Inc.(“JKA”) on March 31, 2011.  See Note 2 for additional information on these acquisitions.

At the time of acquisition, ICCI accounted for more than half of the revenue of the Company and half of the employees.  As a result of the significance of the ICCI acquisition, ICCI is considered the “Predecessor.”

Principles of Consolidation
The consolidated financial statements include the transactions of KEYW and its wholly owned subsidiaries, ICCI, S&H, TAG, IIT, Sycamore, Everest and JKA from the date of their acquisition.  All intercompany accounts and transactions have been eliminated.

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

Provision for depreciation and amortization are computed on a straight-line method over the estimated useful lives of between 3 and 7 years.  Leasehold improvements are amortized over the shorter of the lives of the underlying leases or the estimated useful lives of the assets.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Long-Lived Assets (Excluding Goodwill)
The Company follows the provisions of FASB ASC topic 360-10-35, Impairment or Disposal of Long-Lived Assets in accounting for long-lived assets such as property and equipment and intangible assets subject to amortization. The guidance requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived asset being evaluated. Impairment losses are measured as the difference between the carrying value of long-lived assets and their fair market value based on discounted cash flows of the related assets.  Impairment losses are treated as permanent reductions in the carrying amount of the assets.  The Company has not recorded any impairment since inception.

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

Concentrations of Credit Risk
Prior to December 31, 2010, accounts at each financial institution were insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  As of December 31, 2010, under the Dodd Frank Act, all non-interest bearing accounts were fully insured by the FDIC.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to cash.  In addition, we have credit risk associated with our receivables that arise in the ordinary course of business.  In excess of 90% of our contracts are issued by the U.S. Government and any disruption to cash payments from our end customer could put the Company at risk.

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

Fair Value of Financial Instruments
The balance sheet includes various financial instruments consisting of cash and cash equivalents, accounts receivable, and accounts payable.  The fair values of these instruments approximate the carrying values due to the short maturity of these instruments.  The carrying amount of the debt approximates its fair value and is based on its effective interest compared to the current market rates.

Research and Development
Internally funded research and development expenses are expensed as incurred and are included in cost of operations in the accompanying consolidated statement of operations. In accordance with FASB ASC Topic 730 — Research and Development, such costs consist primarily of payroll, materials, subcontractor and an allocation of overhead costs related to product development. Research and development costs totaled $184,000 and $87,000 for quarters ended March 31, 2011 and March 31, 2010, respectively.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.  The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation.  Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management.  The Company’s policy is to record interest and penalties as an increase in the liability for uncertain tax benefits and a corresponding increase to the income tax provision.  No such adjustments were recorded as of March 31, 2011 and March 31, 2010.

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

Outstanding options and warrants of 6,106,350 at March 31, 2011 were included in the computation of fully diluted net income per share.  At March 31, 2011, there were 543,300 anti-dilutive common stock equivalents that were not included in the earnings per share calculations.

Outstanding options and warrants of 6,021,056 at March 31, 2010 were included in the computation of fully diluted net income per share.  There were no anti-dilutive common stock equivalents at March 31, 2010.

Stock Based Compensation
As discussed in Note 10, the Company adopted a new stock option plan in December 2009 in conjunction with the corporate reorganization.  The Company applies the fair value method that requires all share-based payments to employees and non-employee directors, including grants of employee stock options, be expensed over their requisite service period based on their fair value at the grant date, using a prescribed option-pricing model.  We use the Black-Scholes option pricing model to value share-based payments.  Compensation expense related to share-based awards is recognized on an accelerated basis.  The expense recognized is based on the straight-line amortization of each individually vesting piece of a grant.  Our typical grant vests 25% at issuance and 25% per year over the next three years.  We expense the initial 25% vesting at issuance, all of the first year vesting in the first twelve months, the third vesting would be expensed over twenty-four months and the fourth tranche would be expensed over thirty-six months.  The calculated expense is required to be based upon awards that ultimately vest and we have accordingly, reduced the expense by estimated forfeitures.

The following assumptions were used for option grants during the quarters ended March 31, 2011 and March 31, 2010.

Dividend Yield — The Company has never declared or paid dividends on its common stock and has no plans to do so in the foreseeable future.

Risk-Free Interest Rate — Risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term approximating the expected life of the option term assumed at the date of grant.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

Recently Issued Accounting Pronouncements
In October 2009, the FASB revised the accounting guidance for revenue arrangements with multiple deliverables. The revision: (1) removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (2) provides a hierarchy that entities must use to estimate the selling price, (3) eliminates the use of the residual method for allocation, and (4) expands the ongoing disclosure requirements. This guidance became effective for the Company beginning January 1, 2011.  This guidance had no impact on the Company.

In September 2009, the FASB issued Accounting Standards Update ASU 2009-14, Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force, to amend the existing revenue recognition guidance.  ASU 2009-14 amends the scope of ASC 985, Software, 605, “Revenue Recognition” (formerly AICPA Statement of Position 97-2, Software Revenue Recognition), to exclude certain tangible products and related deliverables that contain embedded software from the scope of this guidance. Instead, the excluded products and related deliverables must be evaluated for separation, measurement, and allocation under the guidance of ASC 605-25, as amended by ASU 2009-13.  The amended guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. An entity may elect retrospective application to all revenue arrangements for all periods presented using the guidance in ASC 250, Accounting Changes and Error Corrections. Entities must adopt the amendments resulting from both of these ASUs in the same period using the same transition method, where applicable. This guidance had no impact on the Company.

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

In July 2010, the FASB issued an accounting update to provide guidance to enhance disclosures related to the credit quality of a company’s financing receivables portfolio and the associated allowance for credit losses. Pursuant to this accounting update, a company is required to provide a greater level of disaggregated information about its allowance for credit loss with the objective of facilitating users’ evaluation of the nature of credit risk inherent in the company’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The revised disclosures as of the end of the reporting period are effective for the Company beginning in 2011.  The Company has evaluated the impact of this accounting update on its financial disclosures and determined that no additional disclosures are required.

In December 2010, the FASB issued ASU No. 2010-29, “Business combinations – disclosure of supplementary pro forma information,” (“ASU 2010-29”) to amend topic ASC 805 “Business Combinations,” by improving disclosure requirements related to the business combinations performed during the year being reported on.  Under the amended guidance, a public entity that presents comparative financial statements must disclose the pro forma revenue and earnings of the combined entity as though the business combination had occurred as of the beginning of the prior annual reporting period.  The Company has chosen to early adopt this amendment and included the pro forma disclosures in Note 2 below.

2.	ACQUISITIONS

The Company has completed ten acquisitions since it began operations in August 2008.  The acquisitions were made to increase the Company’s skill sets and to create sufficient critical mass to be able to serve as prime contractor on the significant contracts.  All of the acquisitions resulted in the Company recording goodwill and other intangibles.  The goodwill was a result of the acquisitions focusing on acquiring cleared personnel to expand our presence with our main customer.  The value of having that personnel generated the majority of the goodwill from the transactions and drove much of the purchase price.  Several of the acquisitions involved issuance of Company common stock.  The stock price for acquisition accounting was determined by the fair value on the acquisition date.

Details of the five acquisitions completed since January 1, 2010 are outlined below:

The Analysis Group, LLC
On February 22, 2010, the Company acquired all of the ownership interests of the principals of The Analysis Group, LLC (“TAG”) in exchange for approximately $34.6 million in cash and debt and an earn-out of up to 3 million common shares of the Company’s stock.  After adjusting for required working capital per the purchase agreement of $600,000, the Company paid approximately $23 million in cash and gave the sellers two notes for $3.4 million and $7.6 million at closing.  The first note represents the escrow for the transaction and bears an annual interest rate of 3%.  The second note bears an interest rate of 8%.  Both notes were due the earlier of February 28, 2011 or within seven days of an initial public offering completed by the Company and were paid in October 2010.  Based on the revenue forecasts and the outlook for TAG, the Company accrued $21.9 million of the earn-out value or approximately 2.4 million shares at $9.25 per share based on a probability weighted analysis. The Company has recorded $10.5 million of intangibles exclusively related to the value of contracts acquired that have an estimated useful life of 3 years.  The goodwill is not amortizable for financial reporting but is amortizable for income tax purposes over fifteen years.

The earn-out shares are contingent upon achieving certain average revenue and margin thresholds for calendar years 2010 and 2011.  Should total revenue exceed approximately $135 million and gross margins meet or exceed 20% for the two year period, additional cash will be paid to the sellers in a predetermined formula based on those two measuring criteria.  The Company is accounting for the contingent earn-out shares under the liability method which requires the contingency shares to be revalued at each balance sheet date to the fair market value of the stock and based on the probability of the targets being achieved.  The contingent shares were recorded at a $9.25 per share value at acquisition.  Thus the total value of the transaction was approximately $57 million.  Beginning in the second quarter of 2010, the Company has written down the value of the earn-out in each quarter with reductions of one million shares in each of the second and third quarters of 2010 and the remaining balance of 372,973 shares being written off in the fourth quarter of 2010.  The resulting earn-out balance at December 31, 2010 and March 31, 2011 is zero.  These write-downs were taken due to a combination of actual performance and reductions in the forecasted revenue for TAG.  Based on our analysis of the 2010 performance and forecasted revenue and profitability in 2011, the Company has determined that it is unlikely that the earn-out will be achieved at the minimum threshold level.  The Company recognized approximately $21.9 million of income from the reduction in the earn-out accrual during 2010.  The Company re-evaluated the earn-out at March 31, 2011 and determined that it is still unlikely that the earn-out will be achieved at the minimum threshold level.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

TAG has distinguished itself as a provider of high performance solutions to the Department of Defense, particularly Air Force Intelligence, and to the National Security community in general. TAG consists of approximately 65 employees, most of whom have U.S. government clearances.

Insight Information Technology LLC
On March 12, 2010, the Company acquired all of the ownership interests of the principal of Insight Information Technology, LLC (“IIT”) for $8 million and 250,000 shares of KEYW common stock valued at $9.25 per share, for a total purchase price of approximately $10.3 million.  The Company has recorded $1.9 million of intangibles exclusively related to acquired contracts and trade name that have an estimated useful life of 3 years.  The goodwill is not amortizable for financial reporting but is amortizable for income tax purposes over fifteen years.

IIT is a customer-focused information technology and professional services firm that specializes in the support of design, development, and delivery of state-of-the-art technology solutions, systems engineering and management consulting services.  IIT consists of approximately 36 employees, most of whom have U.S. government clearances.

Sycamore.US, Inc.
On November 29, 2010, the Company acquired all of the outstanding stock of Sycamore.US, Inc. (“Sycamore”) for $27 million in cash and 87,500 shares of KEYW common stock valued at $12.00 per share for a total purchase price of $28.05 million.  The Company has recorded $5.9 million of intangibles exclusively related to acquired contracts and trade name that have an estimated useful life of 3 years.  In conjunction with the transaction, the Company has made a 338(h)10 election that treats the transaction as an asset purchase for tax purposes, thereby permitting the Company to amortize the goodwill over 15 years for tax reporting.  The goodwill is not amortizable for GAAP reporting.

Sycamore was founded in 1996 and is headquartered in Frederick, MD. Sycamore offers a broad range of cyber solutions and support including aerospace software engineering, cybersecurity, independent verification and validation, systems engineering, and risk management. Sycamore has approximately 156 employees, of whom approximately 133 have security clearances, primarily at the highest level.

Everest Technology Solutions, Inc.
On December 10, 2010, the Company acquired all of the outstanding stock of Everest Technology Solutions, Inc. (“Everest”) for $28 million in cash and 149,054 shares of KEYW common stock valued at $14.16 per share, for a total purchase price of $30.1 million.  The Company has recorded $4.7 million of intangibles exclusively related to acquired contracts and trade name that have an estimated useful life of 3 years.  This was an acquisition of a Qualified Subchapter S Subsidiary (QSub) which allows the transaction to be treated as an asset acquisition for tax purposes, thereby allowing the Company to amortize goodwill over 15 years for tax reporting.  The goodwill is not amortizable for GAAP reporting.

Everest was founded in 1998 and is headquartered in Fairfax, VA. Everest offers a broad range of cyber superiority solutions and support including geospatial intelligence systems, cybersecurity, cloud computing and mission support. Everest has approximately 110 employees, of whom approximately 105 have security clearances at the highest level.

JKA Technologies, Inc.
On March 31, 2011, the Company acquired all of the outstanding stock of JKA Technologies, Inc. (“JKA”) for $10.5 million in cash and 200,643 shares of KEYW common stock valued at $12.28 per share, for a total purchase price of approximately $13 million.  The Company is still evaluating the intangible assets associated with this acquisition.  This was an acquisition of a Qualified Subchapter S Subsidiary (QSub) which allows the transaction to be treated as an asset acquisition for tax purposes, thereby allowing the Company to amortize goodwill over 15 years for tax reporting.  The goodwill is not amortizable for GAAP reporting.

JKA was founded in 2002 and is headquartered in Columbia, MD.  JKA offers a broad range of mission critical cyber superiority solutions and support including network engineering, information assurance, and systems and software engineering. JKA has approximately 65 employees, of whom approximately 60 have security clearances at the highest level.

The acquisition accounting for the JKA transaction is preliminary pending the final acquisition date balance sheet and finalization of the intangible valuation.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

The total purchase price paid for the acquisitions described above have been allocated as follows:

	(In thousands)
	TAG	IIT	Sycamore	Everest	JKA (unaudited)
Cash	$2,841	$531	$1,224	$403	$—
Current assets, net of cash acquired	5,590	697	3,898	3,905	2,134
Fixed assets	18	59	75	155	—
Intangibles	10,457	1,797	5,898	4,690	—
Goodwill	43,143	8,181	20,358	23,764	11,864
Other current assets	—	—	18	—	—
Total Assets Acquired	62,049	11,265	31,471	32,917	13,998

Current liabilities	6,093	952	3,421	2,808	1,616
Deferred income tax liability	—	—	—	—	—
Long-term obligations	21,950	—	—	—	—
Total Liabilities Assumed	28,043	952	3,421	2,808	1,616

Net Assets Acquired	$34,006	$10,313	$28,050	$30,109	$12,382

Net Cash Paid	$31,165	$7,469	$25,776	$27,597	$9,918
Equity Issued	$—	$2,313	$1,050	$2,109	$2,464
Actual Cash Paid	$34,006	$8,000	$27,000	$28,000	$9,918

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

The table below summarizes the unaudited pro forma income statement for the first three months of 2010 assuming these acquisitions had been completed on the first day of the year.  These pro forma statements do not include any adjustments that may have resulted for synergies between the acquisitions or for amortization of intangibles other than during the period the acquired entities were part of the Company.  The 2010 activity for TAG and Insight includes the financial activity in 2010 prior to acquisition.  The JKA acquisition is not included as the transaction was completed at the close of business on March 31, 2011.

	For Three Months ended March 2010 (In thousands)
	TAG	IIT	Sycamore	Everest	KEYW	Adj.	Total
Revenue	$3,854	$1,207	$4,929	$4,822	$21,743	$—	$36,555
Cost of Revenues	3,227	904	3,372	3,112	15,241	—	25,856
Gross Profit	627	303	1,557	1,710	6,502	—	10,699
Operating Expenses	720	288	1,019	2,035	5,946	1,175	11,183
Operating (Loss) Income	(93)	15	538	(325)	556	(1,175)	(484)
Non-operating (Income) Expense	(5)	—	—	70	(33)	—	32
(Loss) Income before Taxes	(88)	15	538	(395)	589	(1,175)	(516)
Tax Expense	—	—	—	—	156	—	156
Net (Loss) Income	$(88)	$15	$538	$(395)	$433	$(1,175)	$(672)

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

3.	FAIR VALUE MEASUREMENTS

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

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company did not have any financial assets or liabilities that were subject to valuation at March 31, 2011.

4.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31, 2011	December 31, 2010
	(In thousands)
Accounts Receivable
Billed AR	$19,724	$24,194
Unbilled AR	16,222	6,212
Total AR	$35,946	$30,406

Unbilled amounts represent revenue recognized which could not be billed by the period end based on contract terms.  The majority of the unbilled amounts were billed subsequent to period end.  Retainages typically exist at the end of a project and/or if there is a disputed item on an invoice received by a customer.  At March 31, 2011 and December 31, 2010, retained amounts are insignificant and are expected to be collected subsequent to the balance sheet date.

Management does not currently have an allowance for doubtful accounts recorded because management believes that all of the accounts receivable are fully collectible.

Most of the Company’s revenues are derived from contracts with the U.S. Government, in which we are either the prime contractor or a subcontractor, depending on the award.

5.	INVENTORIES

Inventories at March 31, 2011 and December 31, 2010 consisted of work in process at various stages of production and finished goods. This inventory, which consists primarily of mobile communications devices, is valued at the lower of cost (as calculated using the weighted average method) or market.  The cost of the work in process consists of materials put into production, the cost of labor and an allocation of overhead costs.  We determined that no reserve for obsolescence or other consideration was necessary for the inventory.

6.	PREPAID EXPENSES

Prepaids at March 31, 2011 and December 31, 2010 primarily consist of prepaid insurance, bonuses, rent and professional fees.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

7.	PROPERTY AND EQUIPMENT

Property and equipment are as follows:

	March 31, 2011	December 31, 2010
	(In thousands)
Property and Equipment
Buildings and Improvements	$621	$564
Manufacturing Equipment	1,571	1,435
Office Equipment	2,388	2,400
Total	$4,580	$4,399
Accumulated Depreciation	(1,356)	(1,093)
Property and Equipment, net	$3,224	$3,306

Depreciation expense charged to operations was $255,000 and $132,000 for the three months ended March 31, 2011 and 2010, respectively.

8.	AMORTIZATION OF INTANGIBLE ASSETS

The following values and amortization lives were assigned to intangible assets (other than goodwill) for the acquisitions noted below:

		March 31, 2011 (In thousands)
Acquisition	Intangible	Gross Book Value	Accumulated Amortization	Net Book Value
S&H	Contracts – Fixed Price Level of Effort	$1,606	$803	$803
S&H	Proposed New Business	3	3	—
ICCI	Contracts – Fixed Price Level of Effort	1,181	621	560
ICCI	Contracts – T&M and IDIQ	3,018	2,597	421
ESD	Contracts	1,207	409	798
ESD	New Business & Non-compete	22	22	—
LEDS	Contracts	1,019	710	309
Recon	Contracts	925	570	355
TAG	Contracts	10,457	3,849	6,608
IIT	Contracts	1,615	561	1,054
IIT	Trade name	182	63	119
Sycamore	Contracts	5,898	655	5,243
Everest	Contracts	4,690	312	4,378
		$31,823	$11,175	$20,648

The Company has not completed the intangible valuation for the JKA acquisition.  This valuation is expected to be completed in the second quarter of 2011.  The Company recorded amortization expense of $2.1 million and $855,000 for the three month periods ended March 31, 2011 and 2010, respectively.

Estimated future intangible amortization expense by year as of March 31, 2011 (In thousands)
2011(1)	2012	2013	2014	2015
$6,360	$8,149	$4,004	$1,276	$860

(1)	April 1, 2011 – December 31, 2011

9.	DEBT

During the first quarter of 2011, the Company entered into a new $50 million credit facility that includes an accordion feature allowing for an additional $25 million in borrowing.  The credit facility is a 3 year agreement and is structured as a multi-bank facility with Bank of America as lead bank.  The borrowing availability under this facility is based on KEYW’s ‘Total Leverage Ratio’ which is a relationship between ‘Funded Indebtedness’ to EBITDA as defined in the credit agreement.  The agreement contains standard financial covenants.  When drawing funds on this facility we have the option of choosing between a ‘Euro Rate Loan’ which is based on the British Bankers Association LIBOR or a ‘Base Rate Loan’ which is based on the higher of (a) the Federal Funds Rate plus ½ of 1.0%, (b) the Prime Rate, or (c) The Eurodollar Rate plus 1.0%.  If we select the ‘Euro Rate Loan’ the actual ‘applicable rate’ would be 200 to 300 basis points above the stated rate depending on our most recent quarterly calculation of our ‘Total Leverage Ratio’.   If we select the ‘Base Rate Loan’ the actual ‘applicable rate’ would be 100 to 200 basis points above the stated rate depending on our most recent quarterly calculation of our ‘Total Leverage Ratio’.  We are able to lock in our selected interest rates for periods of up to six months.  At March 31, 2011, we have an outstanding balance of $14 million under this facility at interest rates ranging from 2.46% - 4.25% depending on length of lock-in. The Company is in compliance with all loan covenants at March 31, 2011.  Interest expense recognized in the first quarter of 2011 related to this agreement was approximately $23,000.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

During the first quarter of 2010, the Company entered into various debt agreements in order to fund the acquisitions of TAG and IIT.  All of the debt, with the exception of the revolver, contained clauses that required the debt to be retired within seven days of an initial public offering.

On February 22, 2010, the Company entered into two debt agreements with Bank of America in conjunction with the closing of the TAG transaction.  The debt consisted of an asset-backed revolver secured by the assets of the Company.  The revolver provided for up to $17.5 million of borrowings based on the receivables base of the Company.  The revolver also had an accordion feature that provided the ability for the Company to borrow up to an additional $10 million to pursue additional acquisitions subject to bank approval.  The interest rate on the debt was adjustable and was equal to the LIBOR rate plus a margin that ranged from 2.0 – 2.5 basis points based on certain financial ratios.  This debt was repaid in full in October 2010.

The second Bank of America debt was a $5 million term loan that matured in February 2011 and began amortizing in May 2010 at $500,000 per month plus interest.  The interest rate on the debt was adjustable and was equal to the LIBOR rate plus a margin that ranges from 2.0 – 2.5 basis points based on certain financial ratios.  This loan was repaid in full in August 2010.

In conjunction with the TAG acquisition, the sellers took back debt totaling $11 million that matured on February 28, 2011.  The debt was broken into two segments with the first amount of $3.4 million bearing interest at 3% and the remaining $7.6 million bearing interest at 8%.  This debt was subordinate to the Bank of America debt.  This debt was repaid in full in October 2010.

In March and April 2010, the Company borrowed $8.25 million from five shareholders and/or Board members.  The terms of the debt were 8% interest, 20,000 warrants per $1 million financed and a maturity date of March 2012.  If the debt remained unpaid at maturity, the Company was required to issue additional warrants in the same amount as originally issued.  The strike price of the warrants is $9.25 and the warrants expire seven years from issuance.  The warrant valuation, as calculated using the Black-Scholes method, is being treated as an original issue discount with the expense being recognized as non-cash interest expense over the life of the loans.  The Company recognized the remaining original issue discount ($450,000) as interest expense on September 30, 2010.  This debt was repaid in full in October 2010.

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

Stock Options
The Company generally issues stock option awards that vest over varying periods, ranging from three to five years, and have a ten-year life.  We estimate the fair value of stock options using the Black-Scholes option-pricing model.  Because our common stock did not trade publicly until October 1, 2010, we do not use historical data to determine volatility of our stock.  We determine volatility by using the historical stock volatility of public companies in our industry with similar characteristics.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.  All option awards terminate within ninety days or sooner after termination from the Company except as provided in certain circumstances under our senior executive employment agreements.

The option grants during the first three months of 2011 consist of options issued to new hires or discretionary awards.  All equity issuances are priced at market value based upon our publicly-traded share price on the date of grant.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

The Black-Scholes model requires certain inputs related to dividend yield, risk-free interest rate, expected volatility and forfeitures in order to price the option values.  During 2011, our assumptions related to these inputs were as follows:

-Dividend yield was zero as we have no current intentions to pay any dividends
-Risk-free interest rate ranging from 1.95% - 2.13%
-Expected volatility ranging from 28.35% - 36.35%
-Forfeitures ranging from 15% - 39%

A summary of stock option activity for the period ended March 31, 2011 is as follows:

	Number of Shares	Option Exercise Price	Weighted Average Exercise Price
Outstanding January 1, 2011	1,732,962
Granted	323,550	$14.25 - $14.57	$14.56
Exercised	(14,140)	$5.00 - $11.99	$6.08
Cancelled	(39,912)	$5.00 - $14.33	$8.62
Options Outstanding March 31, 2011	2,002,460

All stock based compensation has been recorded as part of operating expenses.  Accounting standards require forfeitures to be estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeiture estimates are disclosed in the information regarding the option grants above.  For the periods ended March 31, 2011 and 2010, share-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures.  The total unrecognized stock compensation expense at March 31, 2011 is approximately $4.25 million, which will be recognized over four years.

As of March 31, 2011, outstanding stock options were as follows:

Exercise Price	Options Outstanding	Options Vested	Weighted Average Remaining Life (Years)
$5.00	145,837	78,632	7.5
$5.50	885,148	396,584	8.6
$9.25	189,875	65,442	9.1
$10.00	80,500	20,126	9.3
$11.99	157,800	39,473	9.7
$12.65	52,000	13,000	9.6
$14.25	11,250	2,814	9.9
$14.33	167,750	41,966	9.7
$14.57	312,300	78,077	9.8

	2,002,460	736,114

2009 STOCK INCENTIVE PLAN
Total equity available to issue	3,099,554
Total equity outstanding or exercised	1,351,963
Total equity remaining	1,747,591

Restricted Stock Awards
During 2011, the Company has issued 37,800 shares of restricted common stock to existing employees under the long-term incentive plan.  These shares cliff vest in three years and have no exercise price.  The Company issued an additional 2,000 restricted shares to one other employee.  These shares vest 25% on grant date and next three grant date anniversaries.  The expense for these shares will be recognized over the vesting life of each individual tranche of shares based upon the fair value of a share of stock at the date of grant.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

11.	WARRANTS

During the first quarter of 2011, warrant holders exercised 20,500 warrants.  The exercise price for all of these exercises was paid in cash.  Our warrants do contain provisions that allow warrant holders to cashlessly exercise their warrants at their option.

On March 15, 2010, one of the Company’s largest shareholders elected to exercise 1,022,728 warrants for a total exercise price of approximately $4.5 million.  The proceeds from this issuance were used to pay down the outstanding balance on the revolver.

In conjunction with the IIT acquisition, the Company issued 215,000 warrants to purchase our common stock at $9.25 per share.  These warrants vested immediately and expire seven years from issuance.  The costs associated with these warrants were treated as an original issue discount to the debt and will be expensed over the two-year note term.  The total original issue discount was approximately $584,000 as calculated using the Black-Scholes model and was expensed in its entirety by September 30, 2010.

As of March 31, 2011, outstanding warrants were as follows:

Exercise Price	Warrants Outstanding	Warrants Vested	Weighted Average Remaining Life (Years)
$4.00	2,104,500	2,104,500	4.4
$5.50	2,332,690	2,332,690	5.1
$9.25	210,000	210,000	6.0
	4,647,190	4,647,190

12.	SUBSEQUENT EVENTS

In connection with the preparation of its financial statements for the quarter ended March 31, 2011, the Company has evaluated events that occurred subsequent to March 31, 2011 to determine whether any of these events required recognition or disclosure in the first quarter 2011 financial statements. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements except as discussed below.

On May 2, 2011, the Company acquired Forbes Analytic Software Inc. (“FASI”) for $14.7 million in cash and 171,970 shares of KEYW common stock, bringing the total purchase price to approximately $16.7 million.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

ITEM	2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and an understanding of the Company’s operations and financial condition.  This discussion should be read in conjunction with the attached unaudited consolidated financial statements and accompanying notes as well as our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 29, 2011 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

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

DESCRIPTION OF THE COMPANY
We provide mission-critical cybersecurity and cyber superiority solutions to defense, intelligence and national security agencies.  Our solutions, services and products support the collection, processing, analysis and use of intelligence data and information in the domain of cyberspace.  Cyberspace is the global environment of data and information that encompasses all parts of the electromagnetic spectrum in which intelligence data may exist or transmit.  See “Item 1 – Business” for a detailed description of our business.

During 2010, we experienced tremendous growth, both organically and through acquisition, as we were able to establish the Company as a viable and competitive entity within our target market.  We acquired four companies during 2010 and expanded our footprint within the intelligence agency market.  As of March 31, 2011, we have active contracts with 11 of the 16 intelligence agencies.  We intend to continue our acquisition strategy as we find the right complementary companies at the right price.  Organically, we grew over 25% from 2009 to 2010, as we have expanded our services platform and our products have reached the right target markets.  We intend to continue on a similar organic growth trajectory in 2011 and beyond.

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any, are disclosed in the financial statements.  On an ongoing basis, we evaluate our estimates and assumptions, including those related to long-term contracts, product returns, bad debts, inventories, fixed asset lives, income taxes, environmental matters, litigation, and other contingencies.  These estimates and assumptions are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2010.  We base our estimates and assumptions on historical experience and on various factors that are believed to be reasonable under the circumstances, including current and expected economic conditions, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ materially from our estimates under different assumptions or conditions.  There have been no material changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our 2010 Annual Report on Form 10-K.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2011 AND MARCH 31, 2010
The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.  In addition, see Note 2 – Acquisitions to our unaudited financial statements included in this Quarterly Report for specific information with respect to the assumptions and adjustments made in calculating the pro forma financial information for the three month period ended March 31, 2010 set forth below.

We note that JKA contributed no revenue or income to the three month period ended March 31, 2011.  As such, we have not included the pro forma information for JKA in the 2010 information presented below.

Consolidated Overview (000’s)
(In thousands)	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010		Pro Forma Three Months Ended March, 31, 2010
Revenue	$41,661		$21,743		$36,555
Gross Margin	$12,241	29%	$6,502	30%	$10,700	29%
Cost of Operations	$12,066	29%	$5,946	27%	$10,306	28%

Revenue for the quarter ended March 31, 2011, increased on a year-over-year basis by $19.9 million, or 92%, as compared to the quarter ended March 31, 2010. The main drivers for the increase were the acquisitions that occurred subsequent to March 31, 2010, including Sycamore and Everest, and the impact of the TAG and IIT acquisitions made during the first quarter of 2010.  These acquisitions accounted for $15.8 million of the revenue increase.  Organically, our services business grew at 22% quarter over quarter as a result of adding additional headcount through the expansion of our prime contract vehicles.

On a pro forma basis, revenue for the combined entity for the three months ended March 31, 2010 was $36.6 million.  The increase in revenue between the actual 2011 and the pro forma 2010 quarterly results is primarily due to overall organic growth, a large prime contract win by Everest under which work commenced in September 2010, and staffing growth at Sycamore.

Overall gross margins declined slightly quarter over quarter due to lower product margins partially offset by improved services margins.  Services gross margin increased both as a percentage of revenue and in dollars, in the quarter ended March 31, 2011 as compared with the quarter ended March 31, 2010.  The primary driver for the dollar increase is the increased revenue described above.  On a pro forma basis, assuming all of our 2010 acquisitions had been completed on January 1, 2010 (with the exception of JKA as noted above), margins improved in the 2011 period mainly due to higher margins from Everest and less subcontracted work as a percentage of revenue.  Revenue generated through subcontracted labor is generally lower margin than self-performed work.  Accordingly, as the percentage of total revenue derived from subcontractors decreases, gross margins normally increase.

Our cost of operations increased by $6.1 million from the first quarter of 2010 to the first quarter of 2011, primarily due to increases in intangible amortization, personnel costs, employee stock compensation and facilities expense.  The intangible amortization increased by $1.2 million due to the acquisition activity in 2010.  Stock compensation increased by $500,000 from the 2010 period primarily due to the stock options issued in the fourth quarter of 2010 in conjunction with the Sycamore and Everest acquisitions.  Our accounting policy expenses stock options based on each individual vesting tranche thereby increasing the non-cash stock compensation expense in the early periods of an option.  Our headcount and facilities have expanded both through acquisition and organic growth.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources
Cash and cash equivalents totaled approximately $3 million at March 31, 2011. Our working capital, defined as current assets minus current liabilities, is $20.9 million at March 31, 2011.  This represents a decrease of $5.8 million from year-end 2010, primarily due to the JKA acquisition which used $9.9 million in cash, offset by lower expense accruals and increased accounts receivable.  During the quarter, we accessed our credit line for $14 million primarily to fund the JKA acquisition, but also to ensure funds availability prior to the government budget resolution.  We have improved the strength of our balance sheet in the first quarter of 2011 by reducing our accounts receivable as a percentage of revenue and have been able to effectively manage our inventory balances.

The Company has a credit facility with Bank of America which permits borrowings of up to $50 million based on a specified ratio of ‘funded debt’ to EBITDA, as defined in the credit agreement.  This facility also has a $25 million accordion feature that would permit the Company to borrow additional funds to complete an acquisition under certain circumstances.  See Note 9 – Debt to our unaudited financial statements included in this Quarterly Report for further information regarding our credit facility.

ITEM    3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks.  The following discussion provides additional detail regarding our exposure to interest rates and foreign exchange rate risks.

Interest Rate Risk
At March 31, 2011, the Company had approximately $14 million outstanding under a revolving credit facility with variable interest rates.  We have not historically mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements, nor do we have any plans to do so in the immediate future.  We have locked-in the interest rate for $10 million of our debt for six months.  The remaining $4 million of debt at March 31, 2011 is floating at a daily rate.  We believe that any change in interest rates would be immaterial to the Company.

Foreign Exchange Risk
We currently do not have any foreign currency risk, and accordingly estimate that an immediate 10 percent change in foreign exchange rates would have no impact on our reported net income.  We do not currently utilize any derivative financial instruments to hedge foreign currency risks.

ITEM    4.    CONTROLS AND PROCEDURES

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM    1.     LEGAL PROCEEDINGS

As of March 31, 2011 and the date of this filing, the Company has no on-going legal matters.

ITEM 1A.     RISK FACTORS

We are subject to several risk factors that could have a direct and material impact on the operations of the Company and the market price of our common stock.  Those risk factors are disclosed under “Risk Factors” in our 2010 Annual Report on Form 10-K.

ITEM 6.        EXHIBITS

Exhibits – See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of May 2011.

THE KEYW HOLDING CORPORATION

By:	/s/ Leonard E. Moodispaw
Leonard E. Moodispaw
President and Chief Executive Officer

By:	/s/ John E. Krobath
John E. Krobath
Chief Financial Officer

Exhibit No.	Exhibit Description

10.1	Credit Agreement between The KEYW Holding Corporation and Bank of America, N.A.	1
	dated February 28, 2011
10.2	Security Agreement between The KEYW Holding Corporation and Bank of America, N.A.	2
	dated February 28, 2011

23.1	Consent of Grant Thornton LLP	X

31.1	Certification of the Chief Executive Officer pursuant to R Rule 13a-14(a)/15d-14(a)	X
31.2	Certification of the Chief Financial Officer pursuant to R Rule 13a-14(a)/15d-14(a)	X

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer and Principal	3
	Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C.
	Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

1	Filed as Exhibit 10.1 to Registrant’s Form 8-K filed March 2, 2011, File No. 001-34891.
2	Filed as Exhibit 10.2 to Registrant’s Form 8-K filed March 2, 2011, File No. 001-34891.
3
This exhibit is being “furnished” with this periodic report and is not deemed “filed” with the Securities and Exchange Commission and is not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation by reference language in any such filing.

X	Filed herewith.