Form 10-Q
period 2011-06-30
KEYW HOLDING CORP
filed 2011-08-04
CIK 1487101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         June 30, 2011

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
Yes ☐          No ☒

The number of shares outstanding of the issuer’s common stock ($0.001 par value), as of the latest practicable date, July 28, 2011 is 26,169,806.

PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars shown in 000’s except share amounts)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,503	$5,795
Receivables	39,665	30,406
Inventories	6,852	5,183
Prepaid expenses	4,678	1,950
Income tax receivable	—	55
Deferred tax asset, current	1,475	1,475
Total current assets	56,173	44,864

Property and equipment, net	3,358	3,306
Goodwill	153,353	130,374
Other intangibles, net	23,798	22,716
Deferred tax asset	3,772	3,772
Other assets	209	232
TOTAL ASSETS	$240,663	$205,264

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,711	$6,292
Accrued expenses	5,740	5,847
Accrued salaries & wages	4,902	5,442
Revolver	29,000	—
Deferred income taxes	578	578
Total current liabilities	46,931	18,159

Long-term liabilities:
Non-current deferred tax liability	11,869	11,869
Other non-current liabilities	145	125
TOTAL LIABILITIES	58,945	30,153

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5 million shares authorized, none issued	—	—
Common stock, $0.001 par value; 100 million shares authorized, 26,168,243 and 25,554,533 shares issued and outstanding	26	26
Additional paid-in capital	174,853	168,358
Retained earnings	6,839	6,727
Total stockholders’ equity	181,718	175,111
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$240,663	$205,264

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Dollars shown in 000’s except share and per share amounts)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues

Services	$42,558	$23,834	$81,184	$42,699
Products	2,340	4,082	5,375	6,960
Total	44,898	27,916	86,559	49,659

Costs of Revenues
Services	30,277	17,682	57,636	31,134
Products	1,584	2,148	3,646	3,937
Total	31,861	19,830	61,282	35,071

Gross Profit
Services	12,281	6,152	23,548	11,565
Products	756	1,934	1,729	3,023
Total	13,037	8,086	25,277	14,588

Operating Expenses
Operating expenses	10,333	6,529	20,330	11,619
Intangible amortization expense	2,465	1,905	4,533	2,761
Total	12,798	8,434	24,863	14,380

Operating Income (Loss)	239	(348)	414	208

Non-Operating Expense (Income), net	206	(8,901)	228	(8,935)

Income before Income Taxes	33	8,553	186	9,143

Income Tax Benefit (Expense), net	16	(3,646)	(74)	(3,803)

Net Income	$49	$4,907	$112	$5,340

Weighted Average Common Shares Outstanding
Basic	26,058,260	15,494,067	25,832,176	14,990,118
Diluted	29,301,790	21,564,747	29,243,975	21,294,058

Earnings per Share
Basic	$0.00	$0.32	$0.00	$0.36
Diluted	$0.00	$0.23	$0.00	$0.25

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity (unaudited)
(Dollars shown in 000’s except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-In Capital (APIC)	Retained Earnings	Total Shareholders’ Equity

BALANCE, JANUARY 1, 2011	25,554,533	$26	$168,358	$6,727	$175,111
Net income	—	—	—	112	112
Warrant exercise	78,455	0	422	—	422
Option exercise	28,842	0	168	—	168
Restricted stock issuances	133,800	0	266	—	266
Stock issued as part of JKA Technologies, Inc. acquisition	200,643	0	2,464	—	2,464
Stock issued as part of Forbes Analytic Software, Inc. acquisition	171,970	0	1,943	—	1,943
Stock based compensation	—	—	1,232	—	1,232
BALANCE, JUNE 30, 2011	26,168,243	$26	$174,853	$6,839	$181,718

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollars shown in 000’s except share amounts)

	Six months ended June 30, 2011	Six months ended June 30, 2010
	(Unaudited)	(Unaudited)
Net income	$112	$5,340
Adjustments to reconcile net income to net cash used in operating activities:
Stock compensation	1,498	556
Depreciation/Amortization	5,060	3,082
Loss on disposal of equipment	—	10
Non-cash interest expense	—	283
Non-cash impact of TAGG earn-out reduction	—	(9,250)
Deferred taxes	(223)	3,897
Changes in operating assets and liabilities:
Receivables	(4,044)	(9,105)
Inventory	(1,669)	(629)
Prepaid expenses	(2,623)	(336)
Accounts payable	253	720
Accrued expenses	(4,611)	2,997
Other balance sheet changes	304	(118)
Net cash used in operating activities	(5,943)	(2,553)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(25,460)	(27,629)
Purchase of property and equipment	(479)	(1,191)
Proceeds from the sale of equipment	—	128
Net cash used in investing activities	(25,939)	(28,692)

Cash flows from financing activities:
Proceeds from term note	—	4,000
Proceeds from revolver, net	29,000	9,500
Proceeds from subordinated debt	—	8,250
Proceeds from option and warrant exercises	590	4,500
Net cash provided by financing activities	29,590	26,250

Net decrease in cash and cash equivalents	(2,292)	(4,995)
Cash and cash equivalents at beginning of period	5,795	7,333
Cash and cash equivalents at end of period	$3,503	$2,338

Supplemental disclosure of cash flow information:
Cash paid for interest	$144	$149
Cash paid for taxes	$93	$18

In conjunction with the JKA acquisition in March 2011, the Company issued 200,643 shares of KEYW common stock with an approximate value of $2.5 million.

In conjunction with the FASI acquisition in May 2011, the Company issued 171,970 shares of KEYW common stock with an approximate value of $1.9 million.

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

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

We have acquired eleven businesses or operating entities since our inception including S&H Enterprises of Central Maryland, Inc. (“S&H”) on September 2, 2008, Integrated Computer Concepts, Incorporated (“ICCI”) and its wholly owned subsidiary Coreservlets.com, Inc. on September 30, 2008, the majority of assets from Embedded Systems Design, Inc. (“ESD”) on July 23, 2009, the government contracting assets of Leading Edge Design & Systems, Inc. (“LEDS”) on October 29, 2009, the assets of the Systems Engineering and Technical Assistance unit that supports the National Reconnaissance Office from General Dynamics Advanced Information Systems, Inc. (“Recon”) on December 8, 2009, The Analysis Group, LLC (“TAGG”) on February 22, 2010, Insight Information Technology, LLC (“IIT”) on March 15, 2010, Sycamore.US, Inc. (“Sycamore”) on November 29, 2010, Everest Technology Solutions, Inc. (“Everest”) on December 10, 2010, JKA Technologies, Inc. (“JKA”) on March 31, 2011 and Forbes Analytic Software, Inc. (“FASI”) on May 2, 2011.  See Note 2 – Acquisitions for additional information on these acquisitions.

At the time of acquisition, ICCI accounted for more than half of the revenue of the Company and half of the employees.  As a result of the significance of the ICCI acquisition, ICCI is considered the “Predecessor.”

Principles of Consolidation
The consolidated financial statements include the transactions of KEYW and its wholly owned subsidiaries, ICCI, S&H, TAGG, IIT, Sycamore, Everest, JKA and FASI from the date of their acquisition.  All intercompany accounts and transactions have been eliminated.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Revenue Recognition
We derive the majority of our revenue from time-and-materials, firm-fixed-price, cost-plus-fixed-fee, and cost-plus-award-fee contracts. Revenues from cost reimbursable contracts are recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost reimbursable contracts, we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as prior award experience and communications with the client regarding performance. For cost reimbursable contracts with performance-based fee incentives, we recognize the relevant portion of the fee upon customer approval. For time-and-materials contracts, revenue is recognized based on billable rates times hours delivered plus materials and other reimbursable costs incurred. For fixed-price production contracts, revenue and cost are recognized at a rate per unit as the units are delivered or by other methods to measure services provided. This method of accounting requires estimating the total revenues and total contract costs of the contract. During the performance of contracts, these estimates are periodically reviewed and revisions are made as required. The affect on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses on such contracts. Estimated losses on contracts at completion are recognized when identified.

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

Inventories
Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Our inventory consists of specialty products that we manufacture on a limited quantity basis for our customers.  We manufacture at quantity levels that are projected to be sold in the six-month period following production.  The Company has not had any products sold below their standard pricing less applicable volume discounts.

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

Property and Equipment
All property and equipment are stated at acquisition cost or, in the case of self-constructed assets, the cost of labor and a reasonable allocation of overhead costs (no general and administrative costs are included).  The cost of maintenance and repairs, which do not significantly improve or extend the life of the respective assets, are charged to operations as incurred.

Provision for depreciation and amortization are computed on a straight-line method over the estimated useful lives of between 3 and 7 years.  Leasehold improvements are amortized over the shorter of the lives of the underlying leases or the estimated useful lives of the assets.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Long-Lived Assets (Excluding Goodwill)
The Company follows the provisions of FASB ASC Topic 360-10-35, Impairment or Disposal of Long-Lived Assets, in accounting for long-lived assets such as property and equipment and intangible assets subject to amortization. The guidance requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived asset being evaluated. Impairment losses are measured as the difference between the carrying value of long-lived assets and their fair market value based on discounted cash flows of the related assets.  Impairment losses are treated as permanent reductions in the carrying amount of the assets.  The Company has not recorded any impairment since inception.

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

Cash and Cash Equivalents
We consider all highly liquid investments purchased with expected original maturities of three months or less, when purchased, to be cash equivalents.

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

Research and Development
Internally funded research and development expenses are expensed as incurred and are included in cost of operations in the accompanying consolidated statement of operations. In accordance with FASB ASC Topic 730, Research and Development, such costs consist primarily of payroll, materials, subcontractor and an allocation of overhead costs related to product development. Research and development costs totaled $660,000 and $167,000 for the three months ended June 30, 2011 and June 30, 2010, respectively.  Research and development costs totaled $844,000 and $241,000 for the six months ended June 30, 2011 and June 30, 2010, respectively.

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

For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax liability or benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.  The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation.  Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax obligations or benefits and subsequent adjustments as considered appropriate by management.  The Company’s policy is to record interest and penalties as an increase in the liability for uncertain tax obligations or benefits and a corresponding increase to the income tax provision.  No such adjustments were recorded as of June 30, 2011 and December 31, 2010.

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended			Six Months Ended
	June 30, 2011	June 30, 2010		June 30, 2011	June 30, 2010
Net income	$49	$4,907		$112	$5,340
Weighted average shares – basic	26,058	15,494		25,832	14,990
Effect of dilutive potential common shares	3,244	6,071	(1)	3,412	6,304	(1)
Weighted average shares – diluted	29,302	21,565		29,244	21,294
Net income per share – basic	$0.00	$0.32		$0.00	$0.36
Net income per share – diluted	$0.00	$0.23		$0.00	$0.25
Anti-dilutive employee share-based awards, excluded	770	—		480	—
Outstanding options and warrants, total	6,719	6,119		6,719	6,119

(1)	Dilutive shares per-IPO were not calculated using the Treasury method as there was no market under which to purchase shares

Employee equity share options, similar equity instruments, and warrants granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share.  Diluted shares outstanding include the dilutive effect of in-the-money options and in-the-money warrants.  The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method.  Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible, are collectively assumed to be used to repurchase shares.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Stock Based Compensation
As discussed in Note 10, the Company adopted a new stock option plan in December 2009 in conjunction with the corporate reorganization.  The Company applies the fair value method that requires all share-based payments to employees and non-employee directors, including grants of employee stock options, be expensed over their requisite service period based on their fair value at the grant date, using a prescribed option-pricing model.  We use the Black-Scholes option-pricing model to value share-based payments.  Compensation expense related to share-based awards is recognized on an accelerated basis.  The expense recognized is based on the straight-line amortization of each individually vesting piece of a grant.  Our typical grant vests 25% at issuance and 25% per year over the next three years.  We expense the initial 25% vesting at issuance, all of the first year vesting in the first twelve months, the third vesting would be expensed over twenty-four months and the fourth tranche would be expensed over thirty-six months.  The calculated expense is required to be based upon awards that ultimately vest and we have accordingly reduced the expense by estimated forfeitures.

The following assumptions were used for option grants during the quarters ended June 30, 2011 and June 30, 2010.

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

Forfeiture Rate — The Company estimates the percentage of options granted that are expected to be forfeited or canceled on an annual basis before stock options become fully vested. The Company uses the forfeiture rate that is a blend of past turnover data and a projection of expected results over the following twelve-month period based on projected levels of operations and headcount levels at various classification levels with the Company.

Segment Reporting
FASB ASC Topic 280, Segment Reporting, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. The guidance also establishes standards for related disclosures about products and services, geographic areas and major customers. Management has concluded that the Company operates in one segment based upon the information used by management to evaluate the performance of its business and allocating resources and capital.

Recently Issued Accounting Pronouncements
In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” (“ASU 2010-06”) to amend topic FASB ASC Topic 820 Fair Value Measurements and Disclosures, by improving disclosure requirements in order to increase transparency in financial reporting. ASU 2010-06 requires that an entity disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers. Furthermore, an entity should present information about purchases, sales, issuances, and settlements for Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures for the level of disaggregation and disclosures about input and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements for the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a material impact on the Company’s condensed consolidated financial statements.

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

In December 2010, the FASB issued ASU 2010-29, “Business combinations – disclosure of supplementary pro forma information,” (“ASU 2010-29”) to amend FASB ASC Topic 805 Business Combinations, by improving disclosure requirements related to the business combinations performed during the year being reported on.  Under the amended guidance, a public entity that presents comparative financial statements must disclose the pro forma revenue and earnings of the combined entity as though the business combination had occurred as of the beginning of the prior annual reporting period.  The Company has chosen to early adopt this amendment and included the pro forma disclosures in Note 2 – Acquisitions below.

In May 2011, the FASB issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. We are required to adopt this standard in the first quarter of 2012. We do not expect this adoption to have a material impact on our financial statements.

In June 2011, the FASB issued a new accounting standard on the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. We are required to adopt this standard as of the beginning of 2013. The adoption of this standard will only impact the presentation of our financial statements.

2.	ACQUISITIONS

The Company has completed eleven acquisitions since it began operations in August 2008.  The acquisitions were made to increase the Company’s skill sets and to create sufficient critical mass to be able to serve as prime contractor on the significant contracts.  All of the acquisitions resulted in the Company recording goodwill and other intangibles.  The goodwill was a result of the acquisitions focusing on acquiring cleared personnel to expand our presence with our main customer.  The value of having that personnel generated the majority of the goodwill from the transactions and drove much of the purchase price.  Several of the acquisitions involved issuance of Company common stock.  The stock price for acquisition accounting was determined by the fair value on the acquisition date.

Details of the six acquisitions completed since January 1, 2010 are outlined below:

The Analysis Group, LLC
On February 22, 2010, the Company acquired all of the ownership interests of the principals of The Analysis Group, LLC (“TAGG”) in exchange for approximately $34.6 million in cash and debt and an earn-out of up to 3 million common shares of the Company’s stock.  After adjusting for required working capital per the purchase agreement of $600,000, the Company paid approximately $23 million in cash and gave the sellers two notes for $3.4 million and $7.6 million at closing.  The first note represents the escrow for the transaction and bears an annual interest rate of 3%.  The second note bears an interest rate of 8%.  Both notes were due the earlier of February 28, 2011, or within seven days of an initial public offering completed by the Company and were repaid in October 2010.  Based on the revenue forecasts and the outlook for TAGG, the Company accrued $21.9 million of the earn-out value or approximately 2.4 million shares at $9.25 per share based on a probability weighted analysis. The Company has recorded $10.5 million of intangibles exclusively related to the value of contracts acquired that have an estimated useful life of 3 years.  The goodwill is not amortizable for financial reporting but is amortizable for income tax purposes over fifteen years.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

The earn-out shares are contingent upon achieving certain average revenue and margin thresholds for calendar years 2010 and 2011.  Should total revenue exceed approximately $135 million and gross margins meet or exceed 20% for the two year period, additional cash will be paid to the sellers in a predetermined formula based on those two measuring criteria.  The Company is accounting for the contingent earn-out shares under the liability method which requires the contingency shares to be revalued at each balance sheet date to the fair market value of the stock and based on the probability of the targets being achieved.  The contingent shares were recorded at a $9.25 per share value at acquisition.  Thus the total value of the transaction was approximately $57 million.  Beginning in the second quarter of 2010, the Company has written down the value of the earn-out in each quarter with reductions of one million shares in each of the second and third quarters of 2010 and the remaining balance of 372,973 shares being written off in the fourth quarter of 2010.  The resulting earn-out balance at December 31, 2010 and June 30, 2011 is zero.  These write-downs were taken due to a combination of actual performance and reductions in the forecasted revenue for TAGG.  Based on our analysis of the 2010 performance and forecasted revenue and profitability in 2011, the Company has determined that it is unlikely that the earn-out will be achieved at the minimum threshold level.  The Company recognized approximately $21.9 million of income from the reduction in the earn-out accrual during 2010.  The Company re-evaluated the earn-out at June 30, 2011 and determined that it is still unlikely that the earn-out will be achieved at the minimum threshold level.

TAGG has distinguished itself as a provider of high performance solutions to the Department of Defense, particularly Air Force Intelligence, and to the National Security community in general. TAGG had approximately 65 employees at the time of acquisition, most of whom have U.S. government clearances.

Insight Information Technology LLC
On March 15, 2010, the Company acquired all of the ownership interests of the principal of Insight Information Technology, LLC (“IIT”) for $8 million and 250,000 shares of KEYW common stock valued at $9.25 per share, for a total purchase price of approximately $10.3 million.  The Company has recorded $1.9 million of intangibles exclusively related to acquired contracts and trade name that have an estimated useful life of 3 years.  The goodwill is not amortizable for financial reporting but is amortizable for income tax purposes over fifteen years.

IIT is a customer-focused information technology and professional services firm that specializes in the support of design, development, and delivery of state-of-the-art technology solutions, systems engineering and management consulting services.  IIT had approximately 36 employees at the time of acquisition, most of whom have U.S. government clearances.

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

Sycamore was founded in 1996 and is headquartered in Frederick, MD. Sycamore offers a broad range of cyber solutions and support including aerospace software engineering, cybersecurity, independent verification and validation, systems engineering, and risk management. Sycamore had approximately 156 employees at the time of acquisition, of whom approximately 133 have security clearances, primarily at the highest level.

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

Everest was founded in 1998 and is headquartered in Fairfax, VA. Everest offers a broad range of cyber superiority solutions and support including geospatial intelligence systems, cybersecurity, cloud computing and mission support. Everest had approximately 110 employees at the time of acquisition, of whom approximately 105 have security clearances at the highest level.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

JKA Technologies, Inc.
On March 31, 2011, the Company acquired all of the outstanding stock of JKA Technologies, Inc. (“JKA”) for $11.3 million in cash and 200,643 shares of KEYW common stock valued at $12.28 per share, for a total purchase price of approximately $14 million.  The Company is still evaluating the intangible assets associated with this acquisition and the purchase price allocation has not been finalized.  This was an acquisition of a Qualified Subchapter S Subsidiary (QSub) which allows the transaction to be treated as an asset acquisition for tax purposes, thereby allowing the Company to amortize goodwill over 15 years for tax reporting.  The goodwill is not amortizable for GAAP reporting.

JKA was founded in 2002 and is headquartered in Columbia, MD.  JKA offers a broad range of mission critical cyber superiority solutions and support including network engineering, information assurance, and systems and software engineering. JKA had approximately 65 employees at the time of acquisition, of whom approximately 60 have security clearances at the highest level.

Forbes Analytic Software, Inc.
On May 2, 2011, the Company acquired all of the outstanding stock of Forbes Analytic Software, Inc. (“FASI”) for $14.7 million in cash and 171,970 shares of KEYW common stock valued at $11.30 per share, for a total purchase price of approximately $16.7 million.  The Company is still evaluating the intangible assets associated with this acquisition and the purchase price allocation has not been finalized.

FASI was founded in 1989 and is headquartered in Leesburg, VA.  FASI offers a broad range of mission critical cyber superiority solutions and support including high-end software development, systems and software engineering and integration, and full lifecycle software support, from research and development to operations and maintenance.  FASI had approximately 47 employees at the time of acquisition, of whom approximately 40 have security clearances at the highest level.

The total purchase price paid for the acquisitions described above have been allocated as follows:
(The final accounting for the FASI acquisition is still in progress.)

	(In thousands)
	TAGG	IIT	Sycamore	Everest	JKA	FASI (unaudited)
Cash	$2,841	$531	$1,224	$403	$8	$452
Current assets, net of cash acquired	5,590	697	3,942	3,914	2,800	2,386
Fixed assets	18	59	75	155	87	14
Intangibles	10,457	1,797	5,898	4,690	2,675	2,940
Goodwill	43,143	8,181	20,358	23,764	9,101	13,931
Other current assets	—	—	18	—	—	—
Total Assets Acquired	62,049	11,265	31,515	32,926	14,671	19,723

Current liabilities	6,093	952	3,465	2,817	952	3,071
Long-term obligations	21,950	—	—	—	—	—
Total Liabilities Assumed	28,043	952	3,465	2,817	952	3,071

Net Assets Acquired	$34,006	$10,313	$28,050	$30,109	$13,719	16,652

Net Cash Paid	$31,165	$7,469	$25,776	$27,597	$11,247	$14,257
Equity Issued	$—	$2,313	$1,050	$2,109	$2,464	$1,943
Actual Cash Paid	$34,006	$8,000	$27,000	$28,000	$11,255	$14,709

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

The table below summarizes the unaudited pro forma income statement for the first half of 2010, assuming these acquisitions had been completed on the first day of the year.  These pro forma statements do not include any adjustments that may have resulted for synergies between the acquisitions or for amortization of intangibles other than during the period the acquired entities were part of the Company.  The 2010 activity for TAGG and Insight includes the financial activity in 2010 prior to acquisition.

	For Six Months ended June 30, 2010 (In thousands)
	TAGG	IIT	Sycamore	Everest	JKA	FASI	KEYW	Total
Revenue	$3,854	$1,066	$10,646	$9,557	$6,180	$4,909	$49,659	$85,871
Cost of Revenues	3,227	904	7,693	5,925	4,237	2,573	35,071	59,630
Gross Profit	627	162	2,953	3,632	1,943	2,336	14,588	26,241
Operating Expenses	720	204	1,832	4,315	827	1,703	14,380	23,981
Operating (Loss) Income	(93)	(42)	1,121	(683)	1,116	633	208	2,260
Non-operating (Income) Expense	(5)	—	—	—	—	19	(8,935)	(8,921)
(Loss) Income before Taxes	(88)	(42)	1,121	(683)	1,116	614	9,143	11,181
Tax Expense	—	—	—	—	—	—	3,803	3,803
Net (Loss) Income	$(88)	$(42)	$1,121	$(683)	$1,116	$614	$5,340	$7,378

The table below summarizes the unaudited pro forma income statement for the second quarter of 2010, assuming these acquisitions had been completed on the first day of the year.

	For Three Months ended June 30, 2010 (In thousands)
	Sycamore	Everest	JKA	FASI	KEYW	Total
Revenue	$5,717	$4,735	$3,177	$2,901	$27,916	$44,446
Cost of Revenues	4,221	2,963	2,231	1,635	19,830	30,880
Gross Profit	1,496	1,772	946	1,266	8,086	13,566
Operating Expenses	913	2,078	451	949	8,434	12,825
Operating Income (Loss)	583	(306)	495	317	(348)	741
Non-operating Expense (Income)	—	—	—	17	(8,901)	(8,884)
Income (Loss) before Taxes	583	(306)	495	300	8,553	9,625
Tax Expense	—	—	—	—	3,646	3,646
Net Income (Loss)	$583	$(306)	$495	$300	$4,907	$5,979

The table below summarizes the unaudited pro forma income statement for the first half of 2011, assuming these acquisitions had been completed on the first day of the year.  These pro forma statements do not include any adjustments that may have resulted for synergies between the acquisitions or for amortization of intangibles other than during the period the acquired entities were part of the Company.  The 2011 activity for JKA and FASI includes the financial activity in 2011 prior to acquisition.

	For Six Months ended June 30, 2011 (In thousands)
	JKA	FASI	KEYW	Total
Revenue	$2,600	$3,903	$86,559	$93,062
Cost of Revenues	1,341	2,258	61,282	64,881
Gross Profit	1,259	1,645	25,277	28,181
Operating Expenses	991	3,611	24,863	29,465
Operating Income (Loss)	268	(1,966)	414	(1,284)
Non-operating Expense	6	39	228	273
Income (Loss) before Taxes	262	(2,005)	186	(1,557)
Tax Expense	—	—	74	74
Net Income (Loss)	$262	$(2,005)	$112	$(1,631)

The table below summarizes the unaudited pro forma income statement for the second quarter of 2011, assuming these acquisitions had been completed on the first day of the period.

	For Three Months ended June 30, 2011 (In thousands)
	FASI	KEYW	Total
Revenue	$968	$44,898	$45,866
Cost of Revenues	654	31,861	32,515
Gross Profit	314	13,037	13,351
Operating Expenses	2,575	12,798	15,373
Operating (Loss) Income	(2,261)	239	(2,022)
Non-operating Expense	29	206	235
(Loss) Income before Taxes	(2,290)	33	(2,257)
Tax Benefit	—	16	16
Net (Loss) Income	$(2,290)	$49	$(2,241)

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

3.	FAIR VALUE MEASUREMENTS

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

Level 2
Valuations for assets and liabilities traded in less active dealer or broker markets.  Valuations are obtained from third party pricing services for identical or comparable assets or liabilities which use (1) observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; (2) quoted prices in active markets that are not active; or (3) other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company did not have any financial assets or liabilities that were subject to valuation at June 30, 2011.

4.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30, 2011	December 31, 2010
	(In thousands)
Accounts Receivable
Billed AR	$30,447	$24,194
Unbilled AR	9,218	6,212
Total AR	$39,665	$30,406

Unbilled amounts represent revenue recognized which could not be billed by the period end based on contract terms.  The majority of the unbilled amounts were billed subsequent to period end.  Retainages typically exist at the end of a project and/or if there is a disputed item on an invoice received by a customer.  At June 30, 2011 and December 31, 2010, retained amounts are insignificant and are expected to be collected subsequent to the balance sheet date.

Management does not currently have an allowance for doubtful accounts recorded because management believes that all of the accounts receivable are fully collectible.

Most of the Company’s revenues are derived from contracts with the U.S. Government, in which we are either the prime contractor or a subcontractor, depending on the award.

5.	INVENTORIES

Inventories at June 30, 2011 and December 31, 2010 consisted of work in process at various stages of production and finished goods. This inventory, which consists primarily of mobile communications devices, is valued at the lower of cost (as calculated using the weighted average method) or market.  The cost of the work in process consists of materials put into production, the cost of labor and an allocation of overhead costs.  We determined that no reserve for obsolescence or other consideration was necessary for the inventory.

6.	PREPAID EXPENSES

Prepaids at June 30, 2011 and December 31, 2010 primarily consist of prepaid insurance, bonuses, rent and professional fees.  Additionally, the prepaid balance at June 30, 2011 included $2.5 million of prepayments as related to inventory on a contract.  These materials were not delivered until July 2011.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

7.	PROPERTY AND EQUIPMENT

Property and equipment are as follows:

	June 30, 2011	December 31, 2010
	(In thousands)
Property and Equipment
Buildings and Improvements	$742	$564
Manufacturing Equipment	1,629	1,435
Office Equipment	2,606	2,400
Total	$4,977	$4,399
Accumulated Depreciation	(1,619)	(1,093)
Property and Equipment, net	$3,358	$3,306

Depreciation expense charged to operations was $527,000 and $323,000 for the six months ended June 30, 2011 and 2010, respectively.  Depreciation expense charged to operations was $272,000 and $188,000 for the three months ended June 30, 2011 and 2010, respectively.

8.	AMORTIZATION OF INTANGIBLE ASSETS

The following values were assigned to intangible assets (other than goodwill) for the acquisitions noted below:

		June 30, 2011 (In thousands)
Acquisition	Intangible	Gross Book Value	Accumulated Amortization	Net Book Value
S&H	Contracts – Fixed Price Level of Effort	$1,606	$859	$747
S&H	Proposed New Business	3	3	—
ICCI	Contracts – Fixed Price Level of Effort	1,181	681	500
ICCI	Contracts – T&M and IDIQ	3,018	2,694	324
ESD	Contracts	1,207	469	738
ESD	New Business & Non-compete	22	22	—
LEDS	Contracts	1,019	759	260
Recon	Contracts	925	620	305
TAGG	Contracts	10,457	4,720	5,737
IIT	Contracts	1,615	695	920
IIT	Trade name	182	78	104
Sycamore	Contracts	5,898	1,147	4,751
Everest	Contracts	4,690	547	4,143
JKA (1)	Contracts	2,675	223	2,452
FASI (1)	Contracts	2,940	123	2,817
		$37,438	$13,640	$23,798

(1)	Final purchase price accounting for these intangibles is not completed as of June 30, 2011 but is expected to be completed in the third quarter of 2011.

The Company recorded amortization expense of $4.5 million and $2.8 million for the six month periods ended June 30, 2011 and 2010, respectively.  The Company recorded amortization expense of $2.4 million and $1.9 million for the three month periods ended June 30, 2011 and 2010, respectively.

Estimated future intangible amortization expense by year as of June 30, 2011(In thousands)
2011 (1) (2)	2012 (1)	2013 (1)	2014 (1)	2015 (1)
$5,053	$9,776	$5,630	$2,234	$1,105

(1)	Final purchase price accounting for these intangibles is not completed as of June 30, 2011 but is expected to be completed in the third quarter of 2011.

(2)	July 1, 2011 – December 31, 2011

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

9.	DEBT

During the first half of 2011, the Company entered into a new $50 million credit facility that includes an accordion feature allowing for an additional $25 million in borrowing.  The credit facility is a 3 year agreement and is a multi-bank facility with Bank of America as lead bank.  The borrowing availability under this facility is based on KEYW’s ‘Total Leverage Ratio’ which is a relationship between ‘Funded Indebtedness’ to EBITDA as defined in the credit agreement.  The agreement contains standard financial covenants.  When drawing funds on this facility we have the option of choosing between a ‘Euro Rate Loan’ which is based on the British Bankers Association LIBOR or a ‘Base Rate Loan’ which is based on the higher of (a) the Federal Funds Rate plus ½ of 1.0%, (b) the Prime Rate, or (c) The Eurodollar Rate plus 1.0%.  If we select the ‘Euro Rate Loan’ the actual ‘applicable rate’ would be 200 to 300 basis points above the stated rate depending on our most recent quarterly calculation of our ‘Total Leverage Ratio’.  If we select the ‘Base Rate Loan’ the actual ‘applicable rate’ would be 100 to 200 basis points above the stated rate depending on our most recent quarterly calculation of our ‘Total Leverage Ratio’.  We are able to lock in our selected interest rates for periods of up to six months.  At June 30, 2011, we have an outstanding balance of $29 million under this facility at interest rates ranging from 2.27% - 4.25% depending on length of lock-in. The Company is in compliance with all loan covenants at June 30, 2011.  Interest expense recognized in the first half of 2011 related to this agreement was approximately $221,000.  Interest expense recognized for the three month period ended June 30, 2011 related to this agreement was approximately $198,000.

During the first half of 2010, the Company entered into various debt agreements in order to fund the acquisitions of TAGG and IIT.  All of the debt, with the exception of the revolver, contained clauses that required the debt to be retired within seven days of an initial public offering.

On February 22, 2010, the Company entered into two debt agreements with Bank of America in conjunction with the closing of the TAGG transaction.  The debt consisted of an asset-backed revolver secured by the assets of the Company.  The revolver provided for up to $17.5 million of borrowings based on the receivables base of the Company.  The revolver also had an accordion feature that provided the ability for the Company to borrow up to an additional $10 million to pursue additional acquisitions subject to bank approval.  The interest rate on the debt was adjustable and was equal to the LIBOR rate plus a margin that ranged from 2.0 - 2.5 basis points based on certain financial ratios.  This debt was repaid in full in October 2010.

The second Bank of America debt was a $5 million term loan that matured in February 2011 and began amortizing in May 2010 at $500,000 per month plus interest.  The interest rate on the debt was adjustable and was equal to the LIBOR rate plus a margin that ranged from 2.0 - 2.5 basis points based on certain financial ratios.  This loan was repaid in full in August 2010.

In conjunction with the TAGG acquisition, the sellers took back debt totaling $11 million that was to mature on February 28, 2011.  The debt was broken into two segments with the first amount of $3.4 million bearing interest at 3% and the remaining $7.6 million bearing interest at 8%.  This debt was subordinate to the Bank of America debt.  This debt was repaid in full in October 2010.

In March and April 2010, the Company borrowed $8.25 million from five shareholders and/or Board members.  The terms of the debt were 8% interest, 20,000 warrants per $1 million financed and a maturity date of March 2012.  If the debt remained unpaid at maturity, the Company was required to issue additional warrants in the same amount as originally issued.  The strike price of the warrants is $9.25 and the warrants expire seven years from issuance.  The warrant valuation, as calculated using the Black-Scholes method, was being treated as an original issue discount with the expense being recognized as non-cash interest expense over the life of the loans.  The Company recognized the remaining original issue discount ($450,000) as interest expense on September 30, 2010.  This debt was repaid in full in October 2010.

10.	STOCK-BASED COMPENSATION

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

The option grants during the first half of 2011 consist of options issued to new hires or discretionary awards.  All equity issuances are priced at market value based upon our publicly-traded share price on the date of grant.

The Black-Scholes model requires certain inputs related to dividend yield, risk-free interest rate, expected volatility and forfeitures in order to price the option values.  During 2011, our assumptions related to these inputs were as follows:

-Dividend yield was zero as we have no current intentions to pay any dividends
-Risk-free interest rate ranging from 1.60% - 2.24%
-Expected volatility ranging from 28.35% - 36.35%
-Forfeitures ranging from 15% - 39%

A summary of stock option activity for the period ended June 30, 2011 is as follows:

	Number of Shares	Option Exercise Price	Weighted Average Exercise Price
Outstanding January 1, 2011	1,732,962
Granted	490,450	$10.88 - $14.57	$13.59
Exercised	28,842	$5.00 - $11.99	$5.82
Cancelled	64,896	$5.00 - $14.33	$9.19
Options Outstanding June 30, 2011	2,129,674

All stock based compensation has been recorded as part of operating expenses.  Accounting standards require forfeitures to be estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeiture estimates are disclosed in the information regarding the option grants above.  For the periods ended June 30, 2011 and 2010, share-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures.  The total unrecognized stock compensation expense at June 30, 2011 is approximately $4.91 million, which will be recognized over four years.

As of June 30, 2011, outstanding stock options were as follows:

Exercise Price	Options Outstanding	Options Vested	Weighted Average Remaining Life (Years)
$5.00	143,625	76,732	7.25
$5.50	864,024	381,282	8.34
$9.25	188,125	92,569	8.83
$10.00	80,500	20,126	9.08
$10.88	20,000	5,000	9.84
$11.18	13,250	3,314	9.92
$11.30	50,250	12,565	9.84
$11.99	151,700	37,946	9.41
$12.28	82,650	20,664	9.75
$12.65	51,000	12,750	9.32
$14.25	11,250	2,814	9.66
$14.33	161,000	40,278	9.44
$14.57	312,300	78,077	9.59

	2,129,674	784,117

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

2009 STOCK INCENTIVE PLAN
Total equity available to issue	3,140,189
Total equity outstanding or exercised	1,591,265
Total equity remaining	1,548,924

Restricted Stock Awards
During 2011, the Company has issued restricted stock for employee incentive plans, strategic hirings and related to the FASI acquisition.  The Company issued 37,800 shares of restricted common stock to existing employees under the long-term incentive plan.  These shares cliff vest in three years.  The Company issued an additional 12,000 restricted shares to two other employees.  The majority of these shares cliff vest in three years. Another 84,000 shares were issued in conjunction with the FASI acquisition.  These shares vest 25% on June 15, 2013, 25% on December 15, 2013, 25% on June 15, 2014 and 25% on December 15, 2014.  The expense for these shares will be recognized over the vesting life of each individual tranche of shares based upon the fair value of a share of stock at the date of grant.  All restricted stock awards have no exercise price.

11.	WARRANTS

During the first half of 2011, warrant holders exercised 78,455 warrants.  The exercise price for all of these exercises was paid in cash.  Our warrants do contain provisions that allow warrant holders to cashlessly exercise their warrants at their option.

On March 15, 2010, one of the Company’s largest shareholders elected to exercise 1,022,728 warrants for a total exercise price of approximately $4.5 million.  The proceeds from this issuance were used to pay down the outstanding balance on the revolver.

In conjunction with the IIT acquisition, the Company issued 215,000 warrants to purchase our common stock at $9.25 per share.  These warrants vested immediately and expire seven years from issuance.  The costs associated with these warrants were treated as an original issue discount to the debt and will be expensed over the two-year note term.  The total original issue discount was approximately $584,000, as calculated using the Black-Scholes model, and was expensed in its entirety by September 30, 2010.

As of June 30, 2011, outstanding warrants were as follows:

Exercise Price	Warrants Outstanding	Warrants Vested	Weighted Average Remaining Life (Years)
$4.00	2,092,000	2,092,000	4.1
$5.50	2,287,235	2,287,235	4.9
$9.25	210,000	210,000	5.7
	4,589,235	4,589,235

12.	SUBSEQUENT EVENTS

In connection with the preparation of its financial statements for the six months ended June 30, 2011, the Company has evaluated events that occurred subsequent to June 30, 2011 to determine whether any of these events required recognition or disclosure in the first half 2011 financial statements. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements except as discussed below.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that management believes is relevant to an assessment and an understanding of the Company’s operations and financial condition.  This discussion should be read in conjunction with the attached unaudited consolidated financial statements and accompanying notes as well as our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 29, 2011.

FORWARD-LOOKING STATEMENTS
The matters discussed in this Quarterly Report may constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995.  These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, activity levels, performance or achievements to be materially different from any future results, activity levels, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify these statements by forward-looking words such as “could”, “expect”, “estimate”, “may”, “potential”, “will”, and “would”, or similar words.  You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information.  There may be events in the future that we are not able to predict or control accurately, and numerous factors may cause events, our results of operations, financial performance, achievements, or industry performance, to differ materially from those reflected in the forward-looking statements.  The factors listed in the section captioned “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 29, 2011, as well as any cautionary language in this Quarterly Report, provide examples of such risks, uncertainties, and events.

You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report.  Subsequent events and developments may cause our views to change.  While we may elect to update the forward-looking statements at some point in the future, we specifically disclaim any obligation to do so.

DESCRIPTION OF THE COMPANY
We provide mission-critical cybersecurity and cyber superiority solutions to defense, intelligence and national security agencies.  Our solutions, services and products support the collection, processing, analysis and use of intelligence data and information in the domain of cyberspace.  Cyberspace is the global environment of data and information that encompasses all parts of the electromagnetic spectrum in which intelligence data may exist or transmit.  See “Item 1 – Business” in our Annual Report on Form 10-K for fiscal year ended December 31, 2010 for a detailed description of our business.

Organically, we grew over 25% from 2009 to 2010, as we expanded our services platform and our products reached the right target markets.  We expect to continue on an organic growth trajectory in 2011 and in the next several years in the range of 25%, on an annualized basis.  The organic growth of our services revenue during the first six months of 2011 was 18%.

Our strategy for 2011 is divided into three parts:  (1) continued integration and synergy capture of our acquired companies, (2) organic growth within our existing customers, and (3) identification and acquisition of strategic companies.

A large part of our internal growth strategy for 2011 is focused on capitalizing on the contract opportunities and synergies related to the acquisitions we have completed since our IPO: Sycamore, Everest, and FASI offer opportunities to expand our activities with our customers based in Virginia.  In particular, they offer an opportunity to expand prime contract work with the geospatial intelligence community.  These companies provide a substantial platform for us to leverage our agile business model through successful program management and execution at agencies where we have acquired a significant foothold in both contracts and capabilities.  We believe that the synergies within our companies should allow additional growth of our prime contract vehicles as we migrate, over time, work we are currently performing as a subcontractor to prime contract vehicles.

Our organic growth opportunities at our largest customer are also enhanced by our recent acquisitions.  Sycamore and JKA offer opportunities for expansion at our largest customer, including both prime and subcontracting opportunities.  Demand for our services in our market remains strong and continues to exceed our capacity.  We continue to offer a highly competitive compensation structure within our market and have a very active and successful recruiting program.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

We continue to actively search for acquisition candidates that fit our strategic platform.  The flow of acquisition candidates has remained strong in 2011.

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010
The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.  In addition, see Note 2 – Acquisitions to our unaudited financial statements included in this Quarterly Report for specific information with respect to the assumptions and adjustments made in calculating the pro forma financial information for the three month period ended June 30, 2010 set forth below.

Consolidated Overview (000’s)

(In thousands)	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010		Pro Forma Three Months Ended June 30, 2010 (Unaudited)
Revenue	$44,898		$27,916		$44,446
Gross Margin	$13,037	29.0%	$8,086	29.0%	$13,566	30.5%
Cost of Operations	$12,798	28.5%	$8,434	30.2%	$12,825	28.9%

Revenue for the three months ended June 30, 2011, increased on a year-over-year basis by $17.0 million, or 61%, as compared to the three months ended June 30, 2010. The main drivers for the increase were the acquisitions that occurred subsequent to June 30, 2010, including Sycamore, Everest, JKA and FASI offset by decreases in our Air Force services and products.  These acquisitions accounted for $18.3 million of the revenue increase.  Organically, our services business (excluding our Air Force services) grew at 17.7% quarter over quarter as a result of adding additional headcount through the expansion of our prime contract vehicles.  Our Air Force services work decreased by $2.6 million in the second quarter of 2011 as compared to the second quarter of 2010.  This decreased revenue was expected and we expect lower revenue and profitability from our Air Force work in the second half of 2011, as compared to the second half of 2010.  Our product revenue decreased by $1.7 million between the two periods due to the impact of the continuing resolution in 2011 that has delayed order flow in the first half of 2011.  We expect our product revenue to be in excess of $6 million in the third quarter of 2011.

On a pro forma basis, revenue for the combined entity for the three months ended June 30, 2010 was $44.4 million.  Overall pro forma revenue growth was 1% at a consolidated level.  Services, excluding Air Force contracts, increased by 14.2% primarily due to the prime contract win at Everest and increased staffing in most areas.  Our product revenue decreased by $1.7 million between the two periods, due to the effect of the continuing resolution in 2011 that has delayed order flow in the first half of 2011.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Overall gross margins declined slightly quarter over quarter, due to lower product sales and margins partially offset by improved services margins.  Services gross margin increased both as a percentage of revenue and in dollars, in the quarter ended June 30, 2011 as compared with the quarter ended June 30, 2010.  The services margin increased by 3.1 percentage points for the quarter ended June 30, 2011 as compared with the quarter ended June 30, 2010.  The primary driver for the dollar increase is the increased revenue described above.  On a pro forma basis, assuming all of our 2010 acquisitions had been completed on January 1, 2010, margins improved in the 2011 period mainly due to higher margins from Everest and FASI and less subcontracted work as a percentage of revenue.  Revenue generated through subcontracted labor is generally lower margin than self-performed work.  Accordingly, as the percentage of total revenue derived from subcontractors decreases, gross margins normally increase.

Our cost of operations increased by $4.4 million from the second quarter of 2010 to the second quarter of 2011, primarily due to increases from the additional acquisitions, intangible amortization, personnel costs, employee stock compensation and facilities expense.  Specifically, the intangible amortization increased by $560,000 due to acquisition activity and stock compensation increased by $443,000 from the 2010 period primarily due to the stock options issued in the fourth quarter of 2010 in conjunction with the Sycamore, Everest, JKA and FASI acquisitions.  Our accounting policy expenses stock options based on each individual vesting tranche thereby increasing the non-cash stock compensation expense in the early periods of an option.  Our headcount and facilities have expanded both through acquisition and organic growth.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010
The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.  In addition, see Note 2 – Acquisitions to our unaudited financial statements included in this Quarterly Report for specific information with respect to the assumptions and adjustments made in calculating the pro forma financial information for the six month period ended June 30, 2010 set forth below.

Consolidated Overview (000’s)

(In thousands)	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010		Pro Forma Six Months Ended June 30, 2010
Revenue	$86,559		$49,659		$85,871
Gross Margin	$25,277	29.2%	$14,588	29.4%	$26,241	30.6%
Cost of Operations	$24,863	28.7%	$14,380	29.0%	$23,981	27.9%

Revenue for the six months ended June 30, 2011, increased on a year-over-year basis by $36.9 million, or 74%, as compared to the six months ended June 30, 2010. The main drivers for the increase were the acquisitions that occurred subsequent to June 30, 2010, including Sycamore, Everest, JKA and FASI and the impact of the TAGG and IIT acquisitions made during the first quarter of 2010.  These last four acquisitions accounted for $31.0 million of the revenue increase.  Organically, our services business grew 17.5% overall (26.5% excluding our Air Force services work) year over year as a result of adding additional headcount through the expansion of our prime contract vehicles.

On a pro forma basis, revenue for the combined entity for the six months ended June 30, 2010 was $85.9 million.  The increase in revenue between the actual 2011 (which includes only two months of FASI) and the pro forma 2010 quarterly results is primarily due to overall organic growth, a large prime contract win by Everest under which work commenced in September 2010, and staffing growth in most areas.  Revenue was down between these periods in our Air Force services and in products.

Overall gross margins decreased slightly (0.2 percentage points) year over year due to improved services margins and the impact of higher margin work with Everest and FASI, partially offset by lower product margins (16.7 percentage points).  Services gross margin increased (1.8 percentage points) both as a percentage of revenue and in dollars, in the six months ended June 30, 2011 as compared with the six months ended June 30, 2010.  The primary driver for the dollar increase is the increased revenue described above.  On a pro forma basis, assuming all of our 2010 acquisitions had been completed on January 1, 2010, services margins improved (0.9 percentage points) in the 2011 period mainly due to higher margins from Everest and FASI and less subcontracted work as a percentage of revenue.  Revenue generated through subcontracted labor is generally lower margin than self-performed work.  Accordingly, as the percentage of total revenue derived from subcontractors decreases, gross margins normally increase.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Our cost of operations increased by $10.5 million from the first six months of 2010 to the first six months of 2011, primarily due to increases from the additional acquisitions, intangible amortization, personnel costs, employee stock compensation and facilities expense.  Specifically, the intangible amortization increased by $1.8 million due to the acquisition activity in late 2010 and 2011 and stock compensation increased by $942,000 from the 2010 period, primarily due to the stock options issued in the fourth quarter of 2010 in conjunction with the Sycamore and Everest acquisitions and in 2011 for the JKA and FASI acquisitions.  Our accounting policy expenses stock options based on each individual vesting tranche, thereby increasing the non-cash stock compensation expense in the early periods of an option.  Our headcount and facilities have expanded both through acquisition and organic growth.

Liquidity and Capital Resources
Cash and cash equivalents totaled approximately $3.5 million at June 30, 2011. Our working capital, defined as current assets minus current liabilities, is $9.2 million at June 30, 2011.  This represents a decrease of $17.5 million from year-end 2010, primarily due to the JKA and FASI acquisitions which used $25.6 million in cash, lower expense accruals and increased accounts receivable.  During the first six months of 2011, we accessed our credit line for $29 million primarily to fund the JKA and FASI acquisitions, but also to ensure funds availability prior to the government budget resolution.  We have improved the strength of our balance sheet in the first six months of 2011 by reducing our accounts receivable as a percentage of revenue and have been able to effectively manage our inventory balances.  At June 30, 2011, the Company had made $2.5 million of advance payments on products to be delivered during the third quarter of 2011.

The Company has a credit facility with Bank of America as lead bank, which permits borrowings of up to $50 million based on a specified ratio of ‘funded debt’ to EBITDA, as defined in the credit agreement.  At June 30, 2011, the Company had $21 million available under this facility.  This facility also has a $25 million accordion feature that would permit the Company to borrow additional funds to complete an acquisition under certain circumstances.  See Note 9 – Debt to our unaudited financial statements included in this Quarterly Report for further information regarding our credit facility.

ITEM   3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks.  The following discussion provides additional detail regarding our exposure to interest rates and foreign exchange rate risks.

Interest Rate Risk
At June 30, 2011, the Company had approximately $29 million outstanding under the revolving credit facility with variable interest rates.  Historically, we have not mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements, nor do we have any plans to do so in the immediate future.  We have locked in the interest rate for $25 million of our debt for up to six months.  The remaining $4 million of debt at June 30, 2011 is floating at a daily rate.  We believe that any change in interest rates would be immaterial to the Company.

Foreign Exchange Risk
We currently do not have any foreign currency risk, and accordingly estimate that an immediate 10% change in foreign exchange rates would have no impact on our reported net income.  We do not currently utilize any derivative financial instruments to hedge foreign currency risks.

ITEM   4.       CONTROLS AND PROCEDURES

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM   1.       LEGAL PROCEEDINGS

As of June 30, 2011 and the date of this filing, the Company has no on-going legal matters.

ITEM 1A.       RISK FACTORS

We are subject to several risk factors that could have a direct and material impact on the operations of the Company and the market price of our common stock.  Those risk factors are disclosed under “Risk Factors” in our 2010 Annual Report on Form 10-K.

ITEM 6.       EXHIBITS

Exhibits – See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of August 2011.

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

1
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