Form 10-Q
period 2011-09-30
KEYW HOLDING CORP
filed 2011-11-03
CIK 1487101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         September 30, 2011

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
Yes ☐                       No ☒

The number of shares outstanding of the issuer’s common stock ($0.001 par value), as of the latest practicable date, October 24, 2011 is 26,183,884.

PART I - FINANCIAL INFORMATION

ITEM      1.     FINANCIAL STATEMENTS

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars shown in 000’s except share amounts)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,381	$5,795
Receivables	41,037	30,406
Inventories	6,726	5,183
Prepaid expenses	2,663	1,950
Income tax receivable	27	55
Deferred tax asset, current	1,475	1,475
Total current assets	54,309	44,864

Property and equipment, net	8,097	3,306
Goodwill	160,155	130,374
Other intangibles, net	42,211	22,716
Deferred tax asset	3,772	3,772
Other assets	211	232
TOTAL ASSETS	$268,755	$205,264

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,127	$6,292
Accrued expenses	3,275	5,847
Accrued salaries & wages	9,451	5,442
Revolver	49,000	—
Deferred income taxes	1,303	578
Total current liabilities	68,156	18,159

Long-term liabilities:
Non-current deferred tax liability	17,869	11,869
Other non-current liabilities	132	125
TOTAL LIABILITIES	86,157	30,153

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5 million shares authorized, none issued	—	—
Common stock, $0.001 par value; 100 million shares authorized, 26,182,134 and 25,554,533 shares issued and outstanding	26	26
Additional paid-in capital	175,627	168,358
Retained earnings	6,945	6,727
Total stockholders’ equity	182,598	175,111
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$268,755	$205,264

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Dollars shown in 000’s except share and per share amounts)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues

Services	$40,793	$25,227	$121,978	$67,926
Products	13,164	3,765	18,538	10,725
Total	53,957	28,992	140,516	78,651

Costs of Revenues
Services	30,180	18,243	87,816	49,377
Products	8,628	2,317	12,273	6,254
Total	38,808	20,560	100,089	55,631

Gross Profit
Services	10,613	6,984	34,162	18,549
Products	4,536	1,448	6,265	4,471
Total	15,149	8,432	40,427	23,020

Operating Expenses
Operating expenses	11,231	7,028	31,561	18,648
Intangible amortization expense	3,573	1,693	8,106	4,454
Total	14,804	8,721	39,667	23,102

Operating Income (Loss)	345	(289)	760	(82)

Non-Operating Expense (Income), net	330	(7,760)	557	(16,696)

Income before Income Taxes	15	7,471	203	16,614

Income Tax (Benefit) Expense, net	(90)	3,063	(15)	6,866

Net Income	$105	$4,408	$218	$9,748

Weighted Average Common Shares Outstanding
Basic	26,169,829	15,531,332	25,944,264	15,174,140
Diluted	29,061,409	18,443,699	29,140,838	18,176,841

Earnings per Share
Basic	$0.00	$0.28	$0.01	$0.64
Diluted	$0.00	$0.24	$0.01	$0.54

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity (unaudited)
(Dollars shown in 000’s except share amounts)

	Common Stock		Additional Paid-In Capital	Retained	Total Stockholders’
	Shares	Amount	(APIC)	Earnings	Equity
BALANCE, JANUARY 1, 2011	25,554,533	$26	$168,358	$6,727	$175,111
Net income	—	—	—	218	218
Warrant exercise	78,455	0	422	—	422
Option exercise	46,733	0	271	—	271
Restricted stock issuances	137,800	0	416	—	416
Restricted stock forfeitures	(8,000)	—	—	—	—
Stock issued as part of JKA Technologies, Inc. acquisition	200,643	0	2,464	—	2,464
Stock issued as part of Forbes Analytic Software, Inc. acquisition	171,970	0	1,943	—	1,943
Stock based compensation	—	—	1,753	—	1,753
BALANCE, SEPTEMBER 30, 2011	26,182,134	$26	$175,627	$6,945	$182,598

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollars shown in 000’s except share amounts)

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
	(Unaudited)	(Unaudited)
Net income	$218	$9,748
Adjustments to reconcile net income to net cash used in operating activities:
Stock compensation	2,169	1,068
Depreciation/Amortization	9,245	4,988
Loss on disposal of equipment	—	10
Non-cash interest expense	—	1,006
Non-cash impact of TAGG earn-out reduction	—	(17,750)
Deferred taxes	(561)	7,049
Changes in operating assets and liabilities:
Receivables	(2,193)	(6,333)
Inventory	(1,388)	(301)
Prepaid expenses	1,112	(542)
Accounts payable	(1,849)	(1,284)
Accrued expenses	(2,965)	2,114
Other balance sheet changes	272	(126)
Net cash provided by (used in) operating activities	4,060	(353)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(55,213)	(27,629)
Purchase of property and equipment	(1,954)	(1,470)
Proceeds from the sale of equipment	—	128
Net cash used in investing activities	(57,167)	(28,971)

Cash flows from financing activities:
Proceeds from revolver, net	49,000	10,500
Proceeds from subordinated debt	—	8,250
Proceeds from option and warrant exercises	693	4,500
Net cash provided by financing activities	49,693	23,250

Net decrease in cash and cash equivalents	(3,414)	(6,074)
Cash and cash equivalents at beginning of period	5,795	7,333
Cash and cash equivalents at end of period	$2,381	$1,259

Supplemental disclosure of cash flow information:
Cash paid for interest	$342	$250
Cash paid for taxes	$93	$67

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

We have acquired twelve businesses or operating entities since our inception including S&H Enterprises of Central Maryland, Inc. (“S&H”) on September 2, 2008, Integrated Computer Concepts, Incorporated (“ICCI”) and its wholly owned subsidiary Coreservlets.com, Inc. on September 30, 2008, the majority of assets from Embedded Systems Design, Inc. (“ESD”) on July 23, 2009, the government contracting assets of Leading Edge Design & Systems, Inc. (“LEDS”) on October 29, 2009, the assets of the Systems Engineering and Technical Assistance unit that supports the National Reconnaissance Office from General Dynamics Advanced Information Systems, Inc. (“Recon”) on December 8, 2009, The Analysis Group, LLC (“TAGG”) on February 22, 2010, Insight Information Technology, LLC (“IIT”) on March 15, 2010, Sycamore.US, Inc. (“Sycamore”) on November 29, 2010, Everest Technology Solutions, Inc. (“Everest”) on December 10, 2010, JKA Technologies, Inc. (“JKA”) on March 31, 2011, Forbes Analytic Software, Inc. (“FASI”) on May 2, 2011 and Flight Landata, Inc. (“FLD”) on August 5, 2011.  See Note 2 – Acquisitions for additional information on these acquisitions.

Principles of Consolidation
The consolidated financial statements include the transactions of KEYW and its wholly owned subsidiaries, ICCI, S&H, TAGG, IIT, Sycamore, Everest, JKA, FASI and FLD from the date of their acquisition.  All intercompany accounts and transactions have been eliminated.

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

Intangibles
Intangible assets consist of customer related and technology intangibles acquired in various acquisitions. Intangible assets are amortized on a straight line basis over their estimated useful lives unless the pattern of usage of the benefits indicates an alternative method is more representative. The useful lives of the intangibles range from one to seven years.

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

Research and Development
Internally funded research and development expenses are expensed as incurred and are included in cost of operations in the accompanying consolidated statement of operations. In accordance with FASB ASC Topic 730, Research and Development, such costs consist primarily of payroll, materials, subcontractor and an allocation of overhead costs related to product development. Research and development costs totaled $904,000 and $167,000 for the three months ended September 30, 2011 and September 30, 2010, respectively.  Research and development costs totaled $1,748,000 and $408,000 for the nine months ended September 30, 2011 and September 30, 2010, respectively.

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

For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax liability or benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.  The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation.  Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax obligations or benefits and subsequent adjustments as considered appropriate by management.  The Company’s policy is to record interest and penalties as an increase in the liability for uncertain tax obligations or benefits and a corresponding increase to the income tax provision.  No such adjustments were recorded as of September 30, 2011 and December 31, 2010.

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

The following table presents the calculation of basic and diluted net income per share (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2011	September 30, 2010		September 30, 2011	September 30, 2010
Net income	$105	$4,408		$218	$9,748
Weighted average shares – basic	26,170	15,531		25,944	15,174
Effect of dilutive potential common shares	2,891	2,913	(1)	3,197	3,003	(1)
Weighted average shares – diluted	29,061	18,444		29,141	18,177
Net income per share – basic	$0.00	$0.28		$0.01	$0.64
Net income per share – diluted	$0.00	$0.24		$0.01	$0.54
Anti-dilutive employee share-based awards, excluded	855	—		683	—
Outstanding options and warrants, total	6,740	6,184		6,740	6,184

(1)      Dilutive shares pre-IPO were not calculated using the Treasury method as there was no market under which to purchase shares

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

The following assumptions were used for option grants during the quarters ended September 30, 2011 and September 30, 2010.

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

In September 2011, the FASB issued guidance that simplified how entities test for goodwill impairment.  This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test.  This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted.  We plan to early adopt this guidance for our annual goodwill impairment test that will be conducted as of October 1, 2011.  This guidance is not expected to have a material effect on our financial statements.

2.           ACQUISITIONS

The Company has completed twelve acquisitions since it began operations in August 2008.  The acquisitions were made to increase the Company’s skill sets and to create sufficient critical mass to be able to serve as prime contractor on significant contracts.  All of the acquisitions resulted in the Company recording goodwill and other intangibles.  The goodwill was a result of the acquisitions focusing on acquiring cleared personnel to expand our presence with our main customer.  The value of having that personnel generated the majority of the goodwill from the transactions and drove much of the purchase price.  Several of the acquisitions involved issuance of Company common stock.  The stock price for acquisition accounting was determined by the fair value on the acquisition date.

Details of the seven acquisitions completed since January 1, 2010 are outlined below:

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

The earn-out shares are contingent upon achieving certain average revenue and margin thresholds for calendar years 2010 and 2011.  Should total revenue exceed approximately $135 million and gross margins meet or exceed 20% for the two year period, additional cash will be paid to the sellers in a predetermined formula based on those two measuring criteria.  The Company is accounting for the contingent earn-out shares under the liability method which requires the contingency shares to be revalued at each balance sheet date to the fair market value of the stock and based on the probability of the targets being achieved.  The contingent shares were recorded at a $9.25 per share value at acquisition.  Thus the total value of the transaction was approximately $57 million.  Beginning in the second quarter of 2010, the Company has written down the value of the earn-out in each quarter with reductions of one million shares in each of the second and third quarters of 2010 and the remaining balance of 372,973 shares being written off in the fourth quarter of 2010.  The resulting earn-out balance at December 31, 2010 and September 30, 2011 is zero.  These write-downs were taken due to a combination of actual performance and reductions in the forecasted revenue for TAGG.  Based on our analysis of the 2010 performance and forecasted revenue and profitability in 2011, the Company has determined that it is unlikely that the earn-out will be achieved at the minimum threshold level.  The Company recognized approximately $21.9 million of income from the reduction in the earn-out accrual during 2010.  The Company re-evaluated the earn-out at September 30, 2011 and determined that it is still unlikely that the earn-out will be achieved at the minimum threshold level.

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

Sycamore.US, Inc.
On November 29, 2010, the Company acquired all of the outstanding stock of Sycamore.US, Inc. (“Sycamore”) for $27 million in cash and 87,500 shares of KEYW common stock valued at $12.00 per share for a total purchase price of $28.1 million.  The Company has recorded $5.9 million of intangibles exclusively related to acquired contracts and trade name that have an estimated useful life of 3 years.  In conjunction with the transaction, the Company has made a 338(h)10 election that treats the transaction as an asset purchase for tax purposes, thereby permitting the Company to amortize the goodwill over 15 years for tax reporting.  The goodwill is not amortizable for GAAP reporting.

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

Flight Landata, Inc.
On August 5, 2011, the Company acquired Flight Landata, Inc. (“FLD”) for $30.0 million in cash.  The purchase price is subject to post-closing adjustments, including working capital and other adjustments, as of the closing date.  KEYW expects that the acquisition will be accretive, subject to a final purchase price accounting analysis.  The goodwill and intangible assets associated with this acquisition are not deductible for tax purposes, however the identified intangible assets are amortized under US GAAP.

FLD was founded in 1991 and is headquartered in North Andover, MA.  FLD is a highly regarded provider of agile airborne Intelligence Surveillance and Reconnaissance (ISR) solutions and Micro Terrain Intelligence to the U.S. Defense Department and the Warfighter with significant operations in overseas theaters.  FLD had approximately 28 employees at the time of acquisition, of whom 2 have security clearances.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

The total purchase price paid for the acquisitions described above have been allocated as follows:

(The final accounting for the FASI and FLD acquisition are still in progress.)

	(In thousands)
	TAGG	IIT	Sycamore	Everest	JKA	FASI (unaudited)	FLD
Cash	$2,841	$531	$1,224	$403	$8	$452	$4,614
Current assets, net of cash acquired	5,590	697	3,942	3,914	2,800	2,386	5,125
Fixed assets	18	59	75	155	87	14	3,875
Intangibles	10,457	1,797	5,898	4,690	2,675	2,940	21,986
Goodwill	43,143	8,181	20,358	23,764	9,101	13,931	6,758
Other current assets	—	—	18	—	—	—	—
Total Assets Acquired	62,049	11,265	31,515	32,926	14,671	19,723	42,358

Current liabilities	6,093	952	3,465	2,817	952	3,071	944
Long-term obligations	21,950	—	—	—	—	—	7,090
Total Liabilities Assumed	28,043	952	3,465	2,817	952	3,071	8,034

Net Assets Acquired	$34,006	$10,313	$28,050	$30,109	$13,719	$16,652	$34,324

Net Cash Paid	$31,165	$7,469	$25,776	$27,597	$11,247	$14,257	$29,710
Equity Issued	$—	$2,313	$1,050	$2,109	$2,464	$1,943	$—
Actual Cash Paid	$34,006	$8,000	$27,000	$28,000	$11,255	$14,709	$34,324

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

The table below summarizes the unaudited pro forma income statement for the first nine months of 2011, assuming these acquisitions had been completed on the first day of the year.  These pro forma statements do not include any adjustments that may have resulted for synergies between the acquisitions or for amortization of intangibles other than during the period the acquired entities were part of the Company.  The 2011 activity for JKA, FASI and FLD includes the financial activity in 2011 prior to acquisition.

	For Nine Months ended September 30, 2011 (In thousands)
	JKA	FASI	FLD	KEYW	Total
Revenue	$2,600	$3,903	$17,282	$140,516	$164,301
Cost of Revenues	1,341	2,258	8,321	100,089	112,009
Gross Profit	1,259	1,645	8,961	40,427	52,292
Operating Expenses	991	3,611	3,121	39,667	47,390
Operating Income (Loss)	268	(1,966)	5,840	760	4,902
Non-operating Expense	6	39	172	557	774
Income (Loss) before Taxes	262	(2,005)	5,668	203	4,128
Tax Expense (Benefit)	—	—	2,257	(15)	2,242
Net Income (Loss)	$262	$(2,005)	$3,411	$218	$1,886

The table below summarizes the unaudited pro forma income statement for the third quarter of 2011, assuming this acquisition had been completed on the first day of the period. The activity for FLD is for the period prior to acquisition.

	For Three Months ended September 30, 2011 (In thousands)
	FLD	KEYW	Total
Revenue	$3,565	$53,957	$57,522
Cost of Revenues	2,474	38,808	41,282
Gross Profit	1,091	15,149	16,240
Operating Expenses	214	14,804	15,018
Operating Income	877	345	1,222
Non-operating Expense	128	330	458
Income before Taxes	749	15	764
Tax Expense (Benefit)	89	(90)	(1)
Net Income	$660	$105	$765

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

The table below summarizes the unaudited pro forma income statement for the first nine months of 2010, assuming these acquisitions had been completed on the first day of the year.  These pro forma statements do not include any adjustments that may have resulted for synergies between the acquisitions or for amortization of intangibles other than during the period the acquired entities were part of the Company.  The 2010 activity for TAGG and Insight includes the financial activity in 2010 prior to acquisition.

	For Nine Months ended September 30, 2010 (In thousands)
	TAGG	IIT	Sycamore	Everest	JKA	FASI	FLD	KEYW	Total
Revenue	$3,854	$1,066	$16,499	$15,117	$9,436	$7,728	$15,199	$78,651	$147,550
Cost of Revenues	3,227	904	11,930	9,237	6,582	4,291	7,118	55,631	98,920
Gross Profit	627	162	4,569	5,880	2,854	3,437	8,081	23,020	48,630
Operating Expenses	720	204	2,944	6,261	1,268	2,612	1,951	23,102	39,062
Operating (Loss) Income	(93)	(42)	1,625	(381)	1,586	825	6,130	(82)	9,568
Non-operating (Income) Expense	(5)	—	—	—	—	35	82	(16,696)	(16,584)
(Loss) Income before Taxes	(88)	(42)	1,625	(381)	1,586	790	6,048	16,614	26,152
Tax Expense	—	—	—	—	—	—	2,144	6,866	9,010
Net (Loss) Income	$(88)	$(42)	$1,625	$(381)	$1,586	$790	$3,904	$9,748	$17,142

The table below summarizes the unaudited pro forma income statement for the third quarter of 2010, assuming these acquisitions had been completed on the first day of the period.

	For Three Months ended September 30, 2010 (In thousands)
	Sycamore	Everest	JKA	FASI	FLD	KEYW	Total
Revenue	$5,853	$5,560	$3,256	$2,819	$6,225	$28,992	$52,705
Cost of Revenues	4,237	3,312	2,345	1,718	3,810	20,560	35,982
Gross Profit	1,616	2,248	911	1,101	2,415	8,432	16,723
Operating Expenses	1,112	1,946	441	909	546	8,721	13,675
Operating Income (Loss)	504	302	470	192	1,869	(289)	3,048
Non-operating Expense (Income)	—	—	—	16	40	(7,760)	(7,704)
Income before Taxes	504	302	470	176	1,829	7,471	10,752
Tax Expense	—	—	—	—	1,126	3,063	4,189
Net Income	$504	$302	$470	$176	$703	$4,408	$6,563

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

The Company did not have any financial assets or liabilities that were subject to valuation at September 30, 2011.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

4.           ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30, 2011	December 31, 2010
	(In thousands)
Accounts Receivable
Billed AR	$29,026	$24,194
Unbilled AR	12,011	6,212
Total AR	$41,037	$30,406

Unbilled amounts represent revenue recognized which could not be billed by the period end based on contract terms.  The majority of the unbilled amounts were billed subsequent to period end.  Retainages typically exist at the end of a project and/or if there is a disputed item on an invoice received by a customer.  At September 30, 2011 and December 31, 2010, retained amounts are insignificant and are expected to be collected subsequent to the balance sheet date.

Management does not currently have an allowance for doubtful accounts recorded because management believes that all of the accounts receivable are fully collectible.

Most of the Company’s revenues are derived from contracts with the U.S. Government, in which we are either the prime contractor or a subcontractor, depending on the award.

5.           INVENTORIES

Inventories at September 30, 2011 and December 31, 2010 consisted of work in process at various stages of production and finished goods. This inventory, which consists primarily of mobile communications devices, is valued at the lower of cost (as calculated using the weighted average method) or market.  The cost of the work in process consists of materials put into production, the cost of labor and an allocation of overhead costs.  We determined that no reserve for obsolescence or other consideration was necessary for the inventory.

6.           PREPAID EXPENSES

Prepaids at September 30, 2011 and December 31, 2010 primarily consist of prepaid insurance, bonuses, rent, prepaid taxes and professional fees.

7.           PROPERTY AND EQUIPMENT

Property and equipment are as follows:
	September 30, 2011	December 31, 2010
	(In thousands)
Property and Equipment
Aircraft	$4,396	$—
Buildings and Improvements	973	564
Manufacturing Equipment	1,830	1,435
Office Equipment	3,130	2,400
Total	$10,329	$4,399
Accumulated Depreciation	(2,232)	(1,093)
Property and Equipment, net	$8,097	$3,306

Depreciation expense charged to operations was $1,139,000 and $534,000 for the nine months ended September 30, 2011 and 2010, respectively.  Depreciation expense charged to operations was $612,000 and $213,000 for the three months ended September 30, 2011 and 2010, respectively.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

8.           AMORTIZATION OF INTANGIBLE ASSETS

The following values were assigned to intangible assets (other than goodwill) for the acquisitions noted below:
		September 30, 2011 (In thousands)
Acquisition	Intangible	Gross Book Value	Accumulated Amortization	Net Book Value
S&H	Contracts – Fixed Price Level of Effort	$1,606	$915	$691
ICCI	Contracts – Fixed Price Level of Effort	1,181	741	440
ICCI	Contracts – T&M and IDIQ	3,018	2,790	228
ESD	Contracts	1,207	529	678
LEDS	Contracts	1,019	808	211
Recon	Contracts	925	671	254
TAGG	Contracts	10,457	5,592	4,865
IIT	Contracts	1,615	830	785
IIT	Trade name	182	94	88
Sycamore	Contracts	5,898	1,638	4,260
Everest	Contracts	4,690	782	3,908
JKA	Contracts	2,675	446	2,229
FASI	Contracts	2,940	306	2,634
FLD (1)	Contracts	21,986	1,046	20,940
		$59,399	$17,188	$42,211

(1)	FLD Intangible valuation in process as of September 30, 2011.

The Company recorded amortization expense of $8.1 million and $4.5 million for the nine month periods ended September 30, 2011 and 2010, respectively.  The Company recorded amortization expense of $3.6 million and $1.7 million for the three month periods ended September 30, 2011 and 2010, respectively.

Estimated future intangible amortization expense by year as of September 30, 2011(In thousands) (1)
2011 (2)	2012	2013	2014	2015
$3,924	$17,104	$12,959	$7,120	$1,105

(1)	FLD Intangible valuation in process as of September 30, 2011.
(2)	October 1, 2011 – December 31, 2011

9.           DEBT

In February 2011, the Company entered into a new $50 million credit facility that includes an accordion feature allowing for an additional $25 million in borrowing.  The credit facility is a 3 year agreement and is a multi-bank facility with Bank of America as lead bank.  In conjunction with the FLD acquisition, the Company increased the credit facility to $65 million and reloaded the accordion to $25 million.  The borrowing availability under this facility is based on KEYW’s ‘Total Leverage Ratio’ which is a relationship between ‘Funded Indebtedness’ to EBITDA as defined in the credit agreement.  The agreement contains standard financial covenants.  When drawing funds on this facility we have the option of choosing between a ‘Euro Rate Loan’ which is based on the British Bankers Association LIBOR or a ‘Base Rate Loan’ which is based on the higher of (a) the Federal Funds Rate plus ½ of 1.0%, (b) the Prime Rate, or (c) The Eurodollar Rate plus 1.0%.  If we select the ‘Euro Rate Loan’ the actual ‘applicable rate’ would be 200 to 300 basis points above the stated rate depending on our most recent quarterly calculation of our ‘Total Leverage Ratio’.  If we select the ‘Base Rate Loan’ the actual ‘applicable rate’ would be 100 to 200 basis points above the stated rate depending on our most recent quarterly calculation of our ‘Total Leverage Ratio’.  We are able to lock in our selected interest rates for periods of up to six months.  At September 30, 2011, we have an outstanding balance of $49 million under this facility at interest rates ranging from 2.47% - 2.69% depending on length of lock-in. The Company is in compliance with all loan covenants at September 30, 2011.  Interest expense recognized in the first nine months of 2011 related to this agreement was approximately $543,000.  Interest expense recognized for the three month period ended September 30, 2011 related to this agreement was approximately $322,000.  Interest expense for those same periods in 2010 was $1,676,000 and$1,005,000.

During the first nine months of 2010, the Company entered into various debt agreements in order to fund the acquisitions of TAGG and IIT.  All of the debt, with the exception of the revolver, contained clauses that required the debt to be retired within seven days of an initial public offering.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

The option grants during the first nine months of 2011 consist of options issued to new hires or discretionary awards.  All equity issuances are priced at market value based upon our publicly-traded share price on the date of grant.

The Black-Scholes model requires certain inputs related to dividend yield, risk-free interest rate, expected volatility and forfeitures in order to price the option values.  During 2011, our assumptions related to these inputs were as follows:

-Dividend yield was zero as we have no current intentions to pay any dividends
-Risk-free interest rate ranging from 0.90% - 2.24%
-Expected volatility ranging from 28.35% - 36.35%
-Forfeitures ranging from 15% - 39%

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

A summary of stock option activity for the period ended September 30, 2011 is as follows:

	Number of Shares	Option Exercise Price	Weighted Average Exercise Price
Outstanding January 1, 2011	1,732,962
Granted	601,700	$9.17 – $14.57	12.93
Exercised	(46,733)	$5.00 - $11.99	5.79
Cancelled	(137,531)	$5.00 - $14.57	9.64
Options Outstanding September 30, 2011	2,150,398

All stock based compensation has been recorded as part of operating expenses.  Accounting standards require forfeitures to be estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeiture estimates are disclosed in the information regarding the option grants above.  For the periods ended September 30, 2011 and 2010, share-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures.  The total unrecognized stock compensation expense at September 30, 2011 is approximately $4.3 million, which will be recognized over four years.

As of September 30, 2011, outstanding stock options were as follows:

Exercise Price	Options Outstanding	Options Vested	Weighted Average Remaining Life (Years)
$5.00	138,624	73,218	7.02
$5.50	841,524	384,345	8.09
$9.17	51,000	5,250	9.85
$9.25	185,125	92,569	8.58
$10.00	79,500	39,752	8.83
$10.88	20,000	5,000	9.59
$11.18	12,250	3,064	9.67
$11.23	3,500	875	9.83
$11.30	46,250	11,565	9.58
$11.67	21,750	5,441	9.92
$11.97	8,500	2,126	9.75
$11.99	134,675	33,687	9.16
$12.28	77,150	19,289	9.50
$12.65	50,000	12,500	9.07
$14.25	11,250	2,814	9.41
$14.33	158,000	39,525	9.19
$14.57	311,300	77,827	9.33

	2,150,398	808,847

2009 STOCK INCENTIVE PLAN
Total equity available to issue	3,141,856
Total equity outstanding or exercised	1,638,616
Total equity remaining	1,503,240

Restricted Stock Awards
During 2011, the Company has issued restricted stock for employee incentive plans, strategic hirings and related to the FASI acquisition.  The Company issued 37,800 shares of restricted common stock to existing employees under the long-term incentive plan.  These shares cliff vest in three years.  The Company issued an additional 12,000 restricted shares to two other employees.  The majority of these shares cliff vest in three years. Another 84,000 shares were issued in conjunction with the FASI acquisition in May 2011 and 4,000 shares in August 2011.  These shares vest 25% on June 15, 2013, 25% on December 15, 2013, 25% on June 15, 2014 and 25% on December 15, 2014.  The expense for these shares will be recognized over the vesting life of each individual tranche of shares based upon the fair value of a share of stock at the date of grant.  All restricted stock awards have no exercise price.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

As of September 30, 2011, outstanding unvested restricted stock awards were as follows:

Unvested Shares
Outstanding January 1, 2011	449,160
Granted	137,800
Vested	(186,414)
Cancelled	(8,000)
Outstanding September 30, 2011	392,546

11.        WARRANTS

During the first nine months of 2011, warrant holders exercised 78,455 warrants.  The exercise price for all of these exercises was paid in cash.  Our warrants do contain provisions that allow warrant holders to cashlessly exercise their warrants at their option.

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

As of September 30, 2011, outstanding warrants were as follows:

Exercise Price	Warrants Outstanding	Warrants Vested	Weighted Average Remaining Life (Years)
$4.00	2,092,000	2,092,000	3.89
$5.50	2,287,235	2,287,235	4.65
$9.25	210,000	210,000	5.46
	4,589,235	4,589,235

12.        SUBSEQUENT EVENTS

In connection with the preparation of its financial statements for the nine months ended September 30, 2011, the Company has evaluated events that occurred subsequent to September 30, 2011 to determine whether any of these events required recognition or disclosure in the first nine months of 2011 financial statements. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Organically, we grew over 25% from 2009 to 2010, as we expanded our services platform and our products reached the right target markets.  We expect to continue on a high organic growth trajectory in the next several years.  Pro-forma revenue growth for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was 11.4%.  Excluding our Air Force revenue for those two periods, our growth rate was 19.8%.  Management believes that pro-forma comparisons are the best indicators for viewing the Company due to the significant number of acquisitions in 2011 and 2010.

Our strategy is divided into four parts:

•	Leveraging our distinct culture, which we describe as “Agile NDA”, products and solutions to expand our U.S. Government Business;

•	Pursuing and integrating strategic, capability-enhancing acquisitions;

•	Fully integrating and accelerating our business development efforts; and

•	Building and leveraging our research and development efforts.

This strategy is producing organic growth of our intelligence and cyber focused business, and expansion of our capabilities to include multiple intelligence domain areas (INT’s).

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

A large part of our internal growth strategy is focused on capitalizing on the contract opportunities and synergies related to the acquisitions we have completed since our IPO: Sycamore, Everest, and FASI offer opportunities to expand our activities with our customers based in Virginia.  In particular, they offer an opportunity to expand prime contract work with the geospatial intelligence community.  These companies provide a substantial platform for us to leverage our agile business model through successful program management and execution at agencies where we have acquired a significant foothold in both contracts and capabilities.  We believe that the synergies within our companies should allow additional growth of our prime contract vehicles as we migrate, over time, work we are currently performing as a subcontractor to prime contract vehicles.

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

The FLD acquisition provides further growth opportunities to expand our services.  FLD’s platform meets certain customer requirements for additional intelligence gathering needs that exist within our customer set.  Integrating our classified customers with FLD’s platform should enable growth with customers previously inaccessible by either company individually.  With the addition of FLD, KEYW now offers a comprehensive geospatial intelligence capability that extends from collection, through processing and analysis, to the creation of impact with a broad community of users (from policy/decision makers to the warrior).

We continue to actively search for acquisition candidates that fit our strategic platform.  The flow of acquisition candidates has remained strong.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010
The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.  In addition, see Note 2 – Acquisitions to our unaudited financial statements included in this Quarterly Report for specific information with respect to the assumptions and adjustments made in calculating the pro forma financial information for the three month periods ended September 30, 2011 and September 30, 2010 set forth below.

Consolidated Overview (000’s)

(In thousands)	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010		Pro Forma Three Months Ended September 30, 2011		Pro Forma Three Months Ended September 30, 2010
Revenue	$53,957		$28,992		$57,522		$52,705
Gross Margin	$15,149	28.1%	$8,432	29.1%	$16,240	28.2%	$16,723	31.7%
Cost of Operations	$11,231	20.8%	$7,028	24.2%	$11,445	19.9%	$11,982	22.7%
Intangible Amortization	$3,573	6.6%	$1,693	5.8%	$3,573	6.2%	$1,693	3.2%
Non-operating Expense(Income)	$330	0.6%	$(7,760)	(26.8)%	$458	0.8%	$(7,704)	(14.6)%

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Revenue for the three months ended September 30, 2011, increased on a year-over-year basis by $25.0 million, or 86%, as compared to the three months ended September 30, 2010. The main drivers for this increase were the acquisitions that occurred subsequent to September 30, 2010, including Sycamore, Everest, JKA, FASI and FLD offset in part by decreases in our Air Force services.  These acquisitions accounted for $23.2 million of the revenue increase.  Organically, our services business decreased by $2.4 million, or 10% quarter over quarter as a result of Air Force services work decreasing by $3.5 million between the two periods.  This decreased revenue was expected and we expect comparisons for our Air Force work for the fourth quarter of 2011 to be significantly lower than the fourth quarter of 2010 as well.  Excluding our Air Force work, services revenue increased by 6%.  Our product revenue increased by $9.4 million between the two periods due to the surface mount product delivery of approximately $5.0 million in the third quarter of 2011 and the inclusion of FLD revenue.

On a pro forma basis, revenue for the combined entity for the three months ended September 30, 2011 was $57.5 million, an increase of 9% from the quarter ended September 30, 2010.  This $4.8 million revenue growth was due to the surface mount product delivery of $5.0 million and increased services revenue, excluding Air Force services, on both prime and subcontracts.  Our Air Force services work decreased by $3.5 million between those periods.  Pro forma growth excluding Air Force services work was 18%.

Gross margins decreased as a percentage of revenue in both products and services for the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010.  The product margin decreased due to the maturity level of the products delivered as our SMT lab contract was a first run product and our margins are typically the lowest on initial product runs.  Our services margins declined due to significantly lower margins on our Air Force services work, increased fringe costs as acquisitions joined our benefit plans, and a growth in the percentage of subcontracted labor to direct labor for the quarter.  Revenue generated through subcontracted labor is generally lower margin than self-performed work.  Accordingly, as the percentage of services revenue derived from subcontractors increases, gross margins decrease. We expect services margins to return to the 27-28% range in the fourth quarter of 2011.

Our cost of operations increased by $4.2 million from the third quarter of 2010 to the third quarter of 2011, primarily due to increases from the additional acquisitions including:  personnel costs, employee stock compensation and facilities expense.  Our accounting policy expenses stock options and restricted stock based on each individual vesting tranche, thereby increasing the non-cash stock compensation expense in the early periods of an option.  Our headcount and facilities have expanded both through acquisition and organic growth.  The cost of operations as a percentage of revenue has declined every quarter in 2011 and we expect that to continue in the fourth quarter of 2011.

Intangible amortization expense has increased from the five acquisitions completed since October 1, 2010, including Sycamore, Everest, JKA, FASI and FLD.  The net impact of these acquisitions was $2.2 million of additional amortization expense in the third quarter of 2011 as compared with the third quarter of 2010.  We do not expect amortization expense to start to decline until late 2012 when certain earlier acquisitions become fully amortized.  We expect amortization expense to increase in the fourth quarter of 2011 as FLD will be included in our operating results for a full three months.

The two main drivers of non-operating income in the third quarter of 2010 were write-down of the TAGG earn-out of $9.25 million, offset by interest expense of $1.0 million.  The third quarter 2011 non-operating expense is mainly interest expense of $322,000.  We expect interest expense to be about the same in the fourth quarter of 2011 and be the largest component of that line item.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010
The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.  In addition, see Note 2 – Acquisitions to our unaudited financial statements included in this Quarterly Report for specific information with respect to the assumptions and adjustments made in calculating the pro forma financial information for the nine month periods ended September 30, 2011 and September 30, 2010 set forth below.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Overview (000’s)

(In thousands)	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010		Pro Forma Nine Months Ended September 30, 2011 (Unaudited)		Pro Forma Nine Months Ended September 30, 2010 (Unaudited)
Revenue	$140,516		$78,651		$164,301		$147,550
Gross Margin	$40,427	28.8%	$23,020	29.3%	$52,296	31.8%	$48,630	33.0%
Cost of Operations	$31,561	22.5%	$18,648	23.7%	$39,284	23.9%	$34,608	23.5%
IntangibleAmortization	$8,106	5.8%	$4,454	5.7%	$8,106	4.9%	$4,454	3.0%
Non-operating Expense(Income)	$557	0.4%	$(16,696)	(21.2)%	$774	0.5%	$(16,584)	(11.2)%

Revenue for the nine months ended September 30, 2011, increased on a year-over-year basis by $61.9 million, or 78.7%, as compared to the nine months ended September 30, 2010. The main drivers for the increase were the acquisitions that occurred subsequent to September 30, 2010, including Sycamore, Everest, JKA, FASI and FLD and the impact of the TAGG and IIT acquisitions made during the first quarter of 2010.  The five acquisitions completed since October 1, 2010 accounted for $54.2 million of the revenue increase.  Organically, our services business grew 7.4% overall (17.8% excluding our Air Force services work) year over year as a result of adding additional headcount through the expansion of our contract vehicles.

On a pro forma basis, revenue for the combined entity for the nine months ended September 30, 2011 was $164.3 million, an increase of $16.8 million, or 11.4% (19.8% excluding Air Force services) from September 30, 2010.  The increase in revenue is primarily due to overall organic growth, a large prime contract win by Everest under which work commenced in September 2010, and staffing growth in most areas.  Revenue was down significantly between these periods in our Air Force services.

Overall gross margins decreased slightly (0.5 percentage points) year over year due to improved services margins and the impact of higher margin work with Everest and FASI, offset by lower product margins (7.9 percentage points).  Services gross margin increased (0.7 percentage points) both as a percentage of revenue and in dollars, in the nine months ended September 30, 2011 as compared with the nine months ended September 30, 2010.  The primary driver for the dollar increase is the increased revenue described above.  On a pro forma basis, assuming all of our acquisitions had been completed on January 1, 2010; services margins were flat between the periods mainly due to higher margins from Everest and FASI offset by lower margins in our Air Force services work.

Our cost of operations increased by $12.9 million from the first nine months of 2010 to the first nine months of 2011, primarily due to increases from the additional acquisitions, personnel costs, employee stock compensation and facilities expense.  Specifically, stock compensation increased by $1.1 million, primarily due to the stock options and restricted stock issued in conjunction with the Sycamore, Everest, JKA, FASI and FLD acquisitions.  Our accounting policy expenses stock options based on each individual vesting tranche, thereby increasing the non-cash stock compensation expense in the early periods of an option.  Our headcount and facilities have expanded both through acquisition and organic growth.

The main driver of the non-operating income in the first nine months of 2010 was the write-down of the accrued TAGG earn-out of $17.8 million.  Interest expense was $1.7 million for the period.  For the nine months ended September 30, 2011, non-operating expense of $557,000 predominately consisted of interest expense totaling $543,000.

Liquidity and Capital Resources
Cash and cash equivalents totaled approximately $2.4 million at September 30, 2011.  Our working capital, defined as current assets minus current liabilities, is ($13.8) million at September 30, 2011.  This represents a decrease of $40.5 million from December 31, 2010 primarily as a result of borrowings to fund the acquisitions of JKA, FASI and FLD.  During 2011, we have borrowed $59 million for acquisitions and have repaid $10 million of that as of September 30, 2011.  During 2011, we have continued to strengthen the balance sheet as outstanding receivables as a percentage of quarterly sales have decreased since December 31, 2010 while our current liabilities, excluding the revolver debt, have remained flat or decreased. At September 30, 2011, the Company is in compliance with all debt covenants.

We believe that our cash from operations will be sufficient to fund our operations as we continue to grow in addition to allowing us to continue to pay down our outstanding debt.  Expansion of our FLD flight operations may require the acquisition of additional aircraft assets, which may limit the amount by which we are able to pay down debt.  We may utilize our line of credit to fund acquisitions and to provide liquidity in the event of federal governmental budgetary issues, including failure or delay by Congress and the President in approving federal budgets in the future.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

We will continue to acquire companies when there is a strategic fit.  At September 30, 2011, we have approximately $35 million of available cash with which to complete additional acquisitions under our existing credit facilities.  We may need to increase our credit facilities to complete large acquisitions that require a significant cash component.

ITEM	3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks.  The following discussion provides additional detail regarding our exposure to interest rates and foreign exchange rate risks.

Interest Rate Risk
At September 30, 2011, the Company had approximately $49 million outstanding under its revolving credit facility with variable interest rates.  Historically, we have not mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements, nor do we have any plans to do so in the immediate future.  We have locked in the interest rate for all of our debt for up to six months.  We believe that any change in interest rates would be immaterial to the Company over the next six months.

Foreign Exchange Risk
We currently do not have any foreign currency risk, and accordingly estimate that an immediate 10% change in foreign exchange rates would have no impact on our reported net income.  We do not currently utilize any derivative financial instruments to hedge foreign currency risks.

ITEM	4. CONTROLS AND PROCEDURES
Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM   1.    LEGAL PROCEEDINGS

As of September 30, 2011 and the date of this filing, the Company has no on-going legal matters.

ITEM 1A.   RISK FACTORS

We are subject to several risk factors that could have a direct and material impact on the operations of the Company and the market price of our common stock.  Those risk factors are disclosed under “Risk Factors” in our 2010 Annual Report on Form 10-K.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders (the “Annual Meeting”) of The KEYW Holding Corporation (“KEYW” or the “Company”) was held on August 17, 2011.  Please see the Company’s Form 8-K filed with the Securities and Exchange Commission on August 18, 2011 for further details.

ITEM 6.      EXHIBITS

Exhibits – See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of November 2011.

THE KEYW HOLDING CORPORATION

By:	/s/ Leonard E. Moodispaw
Leonard E. Moodispaw
President and Chief Executive Officer

By:	/s/ John E. Krobath
John E. Krobath
Chief Financial Officer

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger, dated as of July 27, 2011, by and among The KEYW Corporation (“Purchaser”), FLD Acquisition Corporation, a wholly-owned subsidiary of Purchaser, Flight Landata, Inc., and Jill Mann of Mann & Mann, P.C., as the Stockholder Representative	1

31.1	Certification of the Chief Executive Officer pursuant to R Rule 13a-14(a)/15d-14(a)	*

31.2	Certification of the Chief Financial Officer pursuant to R Rule 13a-14(a)/15d-14(a)	*

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	2

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

1	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, dated August 5, 2011 and filed with the Securities and Exchange Commission on August 10, 2011.

2
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

*	Filed herewith.

**
Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.