Form 10-K
period 2011-12-31
KEYW HOLDING CORP
filed 2012-03-15
CIK 1487101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission file number 001-34891

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

(Title of Each Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $298,910,000.

As of February 24, 2012 there were 25,859,267 shares of the registrant’s Common Stock, $0.001 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

A list of the Exhibits and Financial Statement Schedules in this Report on Form 10-K begins on page 82.

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

GENERAL OVERVIEW

We provide mission-critical cybersecurity, cyber superiority and geospatial intelligence solutions to defense, intelligence and national security agencies. Our solutions, services and products support the collection, processing, analysis, and use of intelligence data and information in the domains of cyberspace and geospace. Our solutions are designed to respond to meet the critical needs for agile intelligence in the cyber age.

Our current customers include the National Security Agency (NSA), other intelligence agencies, the Department of Defense (including major agencies and branches within the Department of Defense) and other federal defense and law enforcement agencies. We believe our innovative solutions, understanding of intelligence and national security missions, management’s long-standing and successful customer relationships and significant management and operational capabilities position us to continue our growth. We are highly focused on assisting our customers in achieving their mission of superiority in cyberspace (cyber superiority), both defensively and offensively, within the entire domain of cyberspace, and doing so in time to observe, respond, and, where possible, prevent threat events, actions and agents from inflicting harm. Additionally, over the past 15 months, we have expanded our solutions to encompass a broad spectrum of geospatial intelligence (GEOINT) capabilities, too. We believe today’s complex, geographically distributed cyber threat environment is driving a convergence of cyber intelligence and geospatial intelligence.

KEYW’s primary areas of expertise include:

•	providing engineering services and solutions that help our customers to solve discreet and complex cybersecurity, cyber superiority, geospatial intelligence and intelligence challenges;
•	providing specialized training, field support, and test and evaluation services;
•	collecting data and information in cyberspace, encompassing the entire electromagnetic spectrum;

•	processing data and information from cyberspace to make it accessible to a wide range of analytical needs and resources;
•	analyzing data and information that have been collected, processed, correlated, and made easily accessible to transform them into usable information for our customers;
•	impacting, or creating integrated intelligence data and information that is useful in observing, preventing, and responding to known and emerging threat events, actions and agents on a global scale, often in real time; and
•	development, integration, rapid deployment and sustainment of agile airborne intelligence, surveillance, and reconnaissance collection platforms to austere environments.

We provide a full range of engineering services as well as fully integrated platforms that support the entire intelligence process, including collection, processing, analysis and impact. Our platforms include a number of modified commercial turboprop aircraft for imagery and light detection and ranging (“LIDAR”) collection, products that we manufacture, as well as hardware and software that we integrate using the engineering services of our highly skilled and security-cleared workforce. A hallmark of our capabilities is our ability to respond quickly and decisively to demanding and emergent customer requirements, with agile processes and methods that enable us to satisfy requirements that are constantly changing to meet an agile, aggressive and ever-changing threat environment. We also believe we are well positioned to apply our solutions to growth areas within government intelligence and national defense.

As of December 31, 2011, KEYW had 827 employees. 716 of our employees hold government security clearances, 640 of which hold Top Secret/Sensitive Compartmented Information clearances, or TS/SCI clearances, the highest U.S. Government security clearance level.

For 2009, 2010, and 2011 our revenue reflected that of KEYW and our acquisitions, from the date of acquisition, of $39 million, $108 million and $191 million, respectively, on accounting principles generally accepted in the United States of America (“US GAAP”) actual basis. Our 2011 pro forma revenue (calculated as if all companies acquired in 2011 had been acquired as of January 1, 2011) was approximately $215 million. Our 2011 actual revenue is derived from over 150 contracts (including a combination of prime contracts and subcontracts), the ten largest contracts of which account for approximately 26.5% of our 2011 actual revenue, and no one contract accounts for greater than 13% of our 2011 pro forma revenue. The majority of our contracts provide for a total contract period of five years, with an initial contract period of one year and the balance in one-year option periods. Historically, option exercise rates have been in excess of 95%.

Beginning in the fourth quarter of 2011, the Company segmented its business into two segments, Services and Integrated Solutions. The Integrated Solutions segment includes all revenue generated from our product sales in addition to revenue generated by services performed in conjunction with our products. Historically, we have segregated this type of revenue in our financials as Products. The addition of Flight Landata, Inc. (“FLD”) in August 2011 qualified the Company for full segment presentation.

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

In 2009, we acquired certain assets of Embedded Systems Design, Inc., or ESD, Leading Edge Design & Systems, Inc., or LEDS, and the Systems Engineering and Technical Assistance (SETA) team of General Dynamics Advanced Information Systems Inc., or GDAIS team, which team supports a large intelligence agency. Both Embedded Systems and LEDS have provided high performance solutions to the Intelligence Community with systems engineering, analysis, and support capabilities. The addition of ESD contributed a hardware systems engineering capability, while LEDS expanded our hardware engineering capabilities, as well as the depth of activity on a large program with our largest customer, the NSA.

In February 2010 we acquired The Analysis Group, LLC, or TAGG, and in March 2010 we acquired Insight Information Technology, LLC, or IIT. TAGG expanded our customer base to include Air Force Intelligence and TAGG’s long-term customer relationship and contracts with this customer, particularly in the area of complex program management requirements. IIT further expanded our program management and systems engineering capabilities, and expanded our activity on a key program with our largest customer.

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

Following our IPO, we acquired Sycamore.US, Inc., or Sycamore in November 2010 and Everest Technology Solutions, Inc., or Everest in December 2010. Both companies add depth of capabilities and experience with our largest customers, as well as expanded our breadth of contracts and experience with other members of the Intelligence Community (“IC”). Sycamore offers a broad range of cyber solutions and support including aerospace software engineering, cybersecurity, independent verification and validation, systems engineering, and risk management. Everest offers a broad range of cyber superiority solutions and support including geospatial intelligence systems, cybersecurity, cloud computing and mission support.

In March 2011, we acquired JKA Technologies, Inc., or JKA. JKA offers a broad range of mission critical cyber superiority solutions and support including network engineering, information assurance, and systems and software engineering.

In May 2011, we acquired Forbes Analytic Software, Inc., or FASI. FASI offers a broad range of mission critical cyber superiority solutions and support including high-end software development, systems and software engineering and integration, and full lifecycle software support, from research and development to operations and maintenance.

In August 2011, we acquired Flight Landata, Inc., or FLD. FLD is a highly regarded provider of agile airborne Intelligence Surveillance and Reconnaissance (ISR) solutions and Micro Terrain Intelligence to the U.S. Defense Department and the Warfighter with significant operations in overseas theaters.

Our Market Opportunity

Cyberspace

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

According to the Director of National Intelligence (“DNI”) in his 2011 Annual Threat Assessment, “the national security of the United States, our economic prosperity, and the daily functioning of our government are dependent on a dynamic public and private information infrastructure, which includes telecommunications, computer networks and systems, and the information residing within. In the past year, we have seen a dramatic increase in malicious cyber activity targeting US computers and networks; almost two-thirds of US firms report that they have been the victim of cybersecurity incidents or information breaches, while the volume of malicious software (“malware”) on American networks more than tripled from 2009.” In this same document, he states, “In the last year, we have witnessed the emergence of foreign military capabilities in cyber space. This formalization of military cyber capabilities creates another tool that foreign leaders may use to undermine critical infrastructures that were previously assumed secure before or during conflict. The IC is reaching out to the private sector to ensure current understanding of the dynamic cyber environment. More government-private sector and international cooperation is still required across the cybersecurity landscape.” As stated in the DNI 2010 Annual Threat Assessment, his strategy is to create “an integrated and agile intelligence team to help deploy a defensive strategy that is both effective and respectful of American freedoms and values. We are integrating cybersecurity with counterintelligence and improving our ability to understand, detect, attribute, and counter the full range of threats.”

The market opportunity for cyber superiority/cybersecurity has continued to evolve since Defense Secretary Gates directed the establishment of U.S. Cyber Command, a military command focused on cybersecurity, to be based at Fort Meade, MD, which also houses the National Security Agency. According to Secretary Gates, “Cyber Command will bring together more than a half a dozen intelligence and military organizations in support of three overlapping categories of cyber operations,” to protect defense computer networks, coordinate all defense computer operations and provide full-spectrum support for all military and counterterrorism missions, and stand by to support civil authorities and industry partners on an as-needed basis. According to Deputy Defense Secretary Lynn in January 2010, “combining offensive and defensive capabilities under a single roof and bringing those together with the intelligence we need to anticipate attacks will make our cyber operations more effective.”

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

An additional element of the DNI’s strategy for the Intelligence Community, and an important element that helps define this market opportunity is the need for agility. Agility was identified by DNI as one of the characteristics essential to the IC’s effectiveness. The DNI defined an agile organization as “an enterprise with an adaptive, diverse, continually learning, and mission-driven intelligence workforce that embraces innovation and takes initiative.” In addition, the National Intelligence Strategy identified enhancing cybersecurity as one of six mission objectives that must be accomplished by the Intelligence Community: “Understand, detect, and counter adversary cyber threats to enable protection of the Nation’s information infrastructure.” The DNI, in his Vision 2015 document put forward a strategy for transforming the focus and operation of the Intelligence Community into cyber age operations. He challenged the Intelligence Community to “adopt modern business practices that will make us more effective, efficient, nimble, and accountable.”

In January 2012, President Obama and Secretary of Defense Panetta published a major defense policy document “Sustaining U.S. Global Leadership: Priorities for 21st Century Defense”. In this document, the critical importance of cyber superiority and the need for continued investment are strongly affirmed. “Modern armed forces cannot conduct high-tempo, effective operations without reliable information and communication networks and assured access to cyberspace and space. Today space systems and their supporting infrastructure face a range of threats that may degrade, disrupt, or destroy assets. Accordingly, the United States Department of Defense (“DoD”) will continue to work with domestic and international allies and partners and invest in advanced capabilities to defend its networks, operational capability, and resiliency in cyberspace and space.”

For national security reasons, there is limited detailed information published on intelligence spending or the amount of intelligence spending dedicated for cyber warfare. The Director of National Intelligence disclosed that the 2011 National Intelligence Program Budget was $54.6 billion and the Military Intelligence Budget was $24 billion, for a combined Intelligence Budget of $78.6 billion. According to INPUT, a provider of market information for U.S. Government business, the federal cybersecurity market is expected to achieve a 9.1% annual growth rate through 2015. Driving this growth, they cite a 445% increase in cyber threats since 2006 and increased reliance on the internet, networked systems, and connectivity as creating opportunities for cyber attackers to disrupt government operations, as well as U.S. critical infrastructure.

As a result of these decisions and actions, our customers have clearly defined agility, cyber superiority, and cybersecurity as a critical market opportunity. We believe that KEYW is strongly positioned based on its capabilities, competitive strengths, and strategy, to be a leader in this well funded and critical market.

Geospace

Since our IPO, we have expanded our capabilities in geospatial intelligence. These capabilities are highly complementary to our cyber superiority capabilities. Geospatial intelligence tools and technologies for managing and correlating vast amounts of data, all within a common geo-reference model, are highly relevant and leveragable in cyberspace. In addition, the domains of cyberspace and geospace are rapidly converging within the intelligence and defense communities. Attribution and effective remediation of hostile actions in cyberspace frequently requires finding the perpetrators in geospace, and correlating other knowledge that is accessible using geospatial intelligence tools and data.

Capabilities and Customer Solutions

Services

The majority of our revenue is derived from services that we provide our U.S. Government customers in delivering cybersecurity and cyber superiority solutions. Our services include a full range of technical and program management capabilities needed to conceptualize, build, integrate, and support intelligence systems and capabilities. Virtually all of our work requires high-level security clearances, and the descriptions and details of this work are classified. As a result, this work can only be described at a high level, and examples of the systems and solutions we create can only be generally described. Approximately 84% of our revenue in 2011, on an actual basis, was derived from our services work.

Our services work includes developing strategic and systems architectures for solutions; finding, developing, and integrating hardware and software components to build these solutions, and testing these solutions to confirm that they meet our customers’ requirements. As a result, our engineers are involved in writing software programs in a wide variety of programming languages, developing specialized hardware components, and integrating a variety of custom-developed as well as commercial-off-the-shelf components into solution platforms that support one or more elements of the Intelligence Process. Our services work includes the following activities and capabilities:

•	Strategic Program and Management Support. We help customers formulate plans to improve performance, cost effectiveness, and quality of service. We assess current operations, develop targeted strategies and plans for improvement, define key priorities and accountabilities, and design enterprise architectures that capitalize on customer investments in existing systems and assist them in transitioning to new technology platforms and capabilities.
•	Systems Design, Development and Integration. We provide project management, systems design, network and systems integration, data analysis and integration, security engineering, software development, hardware development and engineering, database design and development, and independent test and evaluation services to our clients. We analyze system concepts and assess data and information needs, define requirements, develop operational prototypes, and integrate complex mission-critical systems and solutions that comply with our customer’s enterprise architectures and needs. Based on customer requirements, we may design custom-built systems; integrate and implement commercial-off-the-shelf solutions, or combine both approaches using agile development methodologies and other industry best practices.

•	Cybersecurity, Cyber Superiority and Geospatial intelligence. We offer a proactive, multi- disciplined approach to cybersecurity and cyber superiority based on expertise in defending, exploiting, and using cyberspace to accomplish the intelligence mission and protect our national interests. We provide geospatial intelligence solutions that span the entire intelligence process of collection, processing, analysis, and impact, bringing innovation and mobility to our intelligence and defense customers. Our suite of solutions includes security architecture, secure systems integration, cybersecurity operations, information operations, compliance, privacy, training services, data mining, cloud computing, quick, response capabilities, mobility applications and solutions, and intelligence processing and analysis.
•	Intelligence Operations and Analysis Support. We support strategic and tactical intelligence systems, networks and facilities in support of the Intelligence Community and Department of Defense. To support classified systems and facilities designed to collect, analyze, process and use the products of various intelligence sources, we develop and integrate collection and analysis systems and techniques. Some of our intelligence-related services also include the design, rapid development and prototyping, integration and management of real-time signal processing systems. We also provide support to the development and application of analytical techniques to counterintelligence operations and activities.

Integrated Solutions

Our Integrated Solutions segment includes product revenue and any services based revenue that originated from a product. As an example, the revenue associated with our flight operations was created by our development and sale of electro-optic sensors to the government.

Approximately 16% of our revenue in 2011 was derived from this segment. The 2011 revenue split for this segment was approximately 62% product-related services and 38% products. Our hardware products are typically low-volume products, typically ordered in volumes of less than 500 units that meet specific customer needs to create intelligence insight and advantage by capturing information that help identify, locate, and monitor activity that is of interest to our intelligence agency customers. Our products are in active use in hostile environments, and are constantly undergoing modifications based on customer feedback to make them more effective. Our hardware products are sold at fixed prices (volume discounts are available for significant orders), along with a one year warranty.

KEYW owns and operates six Beechcraft King Air B100 turboprop aircraft for the collection of high resolution electro-optical (“EO”) imagery and light detection and ranging (“LIDAR”) data in austere environments. With these aircraft, KEYW provides a turn-key solution for high-resolution EO and LIDAR that includes collection, processing, and productization of actionable intelligence and georeferenced imagery that keeps pace with an agile threat environment. The products KEYW provides are credited by its customers with actionable intelligence that is saving lives. We believe the value demonstrated by our high-resolution EO and LIDAR platforms in current operational theaters should lead to more widespread deployment to other military areas of interest around the globe. Furthermore, we expect to continue improving and increasing the capabilities of these platforms by developing new sensor technologies and better processing capabilities, creating a truly agile “multi-INT” intelligence, surveillance, and reconnaissance platform.

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

U.S. Federal Government Contracts

We derive substantially all of our revenue from U.S. Government customers. In fiscal years 2011, 2010 and 2009, we generated approximately 97%, 95%, and 100%, respectively, of our total revenue from contracts with the U.S. Government, which has a highly structured and regulated competitive procurement process. Our intelligence and defense customers typically exercise independent contracting authority and do not use General Services Administration or other government-wide acquisition contracts to obtain our services or products.

Subcontracts accounted for approximately 69% of our revenue in 2011, with 31% through prime contracts, on an actual basis. Our prime contracts have been awarded as both sole-source and competitive awards; our subcontracts have been awarded competitively from prime contractors.

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

Contract types

We generate revenue under various types of contracts, which include time-and-materials (T&M), fixed-price-level-of-effort, firm-fixed-price (FFP) and cost reimbursement contracts. For the year ended December 31, 2011 we derived revenue from such contracts on an actual basis, and on a pro forma basis (calculated as if all 2011 acquisitions had been made as of January 1, 2011), as follows:

	Year ended December 31, 2011
	Actual		Pro Forma (unaudited)
Contract Type	(in millions)	(percentage)	(in millions)	(percentage)
Time & Materials	$106.1	55.7%	$112.6	52.3%
Fixed-Price-Level-of-Effort	$25.2	13.2%	$25.3	11.8%
Firm-Fixed-Price	$44.5	23.3%	$61.8	28.7%
Cost Reimbursement	$14.8	7.8%	$15.5	7.2%

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

Backlog

We define backlog to include both funded and unfunded orders for products and services under existing signed contracts, assuming the exercise of all options relating to those contracts, less the amount of revenue we have previously recognized under those contracts. We define funded backlog to be the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority. Unfunded backlog includes all contract options that have been priced but not funded. Unfunded backlog takes into account contract ceiling value under multiple award contracts, and includes estimates of future potential delivery orders that might be awarded under multiple award ID/IQ contract vehicles, GWACs or GSA schedule contracts.

As of January 1, 2012, our total backlog was $452 million, of which $76 million was funded and $376 million was unfunded.

Total backlog may fluctuate from period to period depending on our success rate in winning contracts and the timing of contract awards, renewals, modifications and cancellations. We expect to recognize a substantial portion of our funded backlog as revenue within the next 12 months. However, the U.S. Government may terminate any contract at any time.

Customers

We derive substantially all of our revenue from contracts with U.S. Government agencies involved with national security missions. In 2011, 51% of our revenue was derived from contracts with the NSA. For 2011, on a pro forma basis (calculated as if all 2011 acquisitions had been made as of January 1, 2011), approximately 47% of our revenue was derived from contracts with the NSA, approximately 22% of our revenue was derived from contracts with DoD, approximately 28% of revenue was derived from other major intelligence agencies and other intelligence, defense, homeland security and law enforcement organizations, and 3% was derived from commercial customers.

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

Our Competitive Strengths

We believe the following competitive strengths will allow us to take advantage of the trends in our industry:

Cyber superiority, geospatial intelligence and intelligence focused.  We are a company that is entirely focused on delivering cyber superiority, geospatial intelligence and intelligence support for our customers. We accomplish this by delivering a full range of cyber engineering services and solutions, geospatial intelligence services and solutions, and cyber intelligence products. Mastering cyberspace and thereby attaining cyber superiority is a core mission of the Intelligence Community. KEYW is building a platform of capabilities, culture, and technologies that is tailored to meeting this mission. This focus gives our customers faster and more innovative solutions than those offered by our competitors.

Agile intelligence, cybersecurity and cyber age operations expertise.  We have significant experience in building signal and information processing solutions, cybersecurity, cyber superiority and geospatial intelligence solutions, using agile methodologies for the Intelligence Community to support mission critical activities and complex national security problems. The KEYW team has established a strong reputation for responding quickly to customer requirements, and working as a partner with our customers to identify and define these requirements. The changes in the threat environment that have occurred since 2001 have put enormous pressure on the Intelligence Community to respond more quickly and in a more integrated way than ever before. KEYW has a culture of innovation and agility that allows us to respond more quickly and with greater impact than large organizations.

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

Skilled employees with high-level security clearances.  As of December 31, 2011, 87% of our employees have government security clearances, with 77% of our employees holding TS/SCI clearances. This concentration of highly-skilled and cleared personnel allows us to respond quickly to customer requirements and gives us on-going insight into our customers’ toughest national security problems. The requirement for these clearances and the time and process required to attain them are significant barriers to entering this market.

Established contract relationships.  We have a mix of prime contract and subcontract relationships with a long history of strong performance. An increasing number of our contracts are sole-source contracts, which are awarded without competitive bidding, based on innovation, distinct capabilities, and urgent and compelling needs.

ISR sensor development, rapid deployment and sustainment of airborne collection platforms.  Leveraging its broad technical expertise, KEYW matches aircraft to mission requirements and modifies these aircraft with integrated airborne sensor systems for onboard, geospatially referenced digital image collection and processing. KEYW’s integrated airborne collection solutions are complemented by complete flight services and ongoing sustainment and logistics support of the collection platforms. KEYW rapidly deploys its tailored solutions in direct response to the defense community’s most urgent requirements for ISR imagery in support of tactical missions and rapid mapping of large areas in some of the world’s most challenging locations, thus placing the Company at the center of the trend towards actionable intelligence.

Our Strategy

Our objective is to continue to grow our business as a provider of advanced solutions, including services, products, and fully integrated platforms, to provide cyber and geospatial intelligence to U.S. Government customers and to leverage our capabilities and innovations in this field to government intelligence, defense, civilian customers and the commercial market. Key elements of our strategy to accomplish our continued growth objective include:

Leveraging our distinct culture, which we describe as “Agile DNA,” products and solutions to expand U.S. Government business.  We intend to leverage our high technology capabilities and services, products and solutions to further penetrate the intelligence and defense communities and to expand our participation in other cyber and geospatial intelligence growth areas of the U.S. Government in the homeland security and civilian sectors. We believe this will allow us to apply powerful cyber superiority solutions to the .gov community in a manner that is transparent and respectful of privacy in the civilian and commercial environments.

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

Building and leveraging our research and development efforts.  We intend to continue utilizing company and customer funded research and development to develop technologies, products and solutions that have significant potential for near-term, as well as long-term value in both the government and commercial markets. We will continue to use intellectual property that we create internally or license from other companies in the areas of network traffic intelligence, cybersecurity, cyber intelligence and geospatial intelligence to build products and solutions to further penetrate the intelligence and defense market for cyber superiority.

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

Research and Development

Innovation is an important part of our business model. We look for opportunities to create long-term growth opportunities, on a sole-source basis, by leveraging our in-depth knowledge of our customers’ missions and needs, our Agile DNA and our ability to use internal research and development (IR&D). Our product and solutions business has evolved through a combination of customer development and IR&D. We frequently develop a core capability or technology and then customize this capability or technology to meet specific customer requirements.

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

Our research and development, or R&D, consists of IR&D that is an allowable expense under U.S. Government contracts and research and development that is performed at our expense. Spending on R&D activities may vary, depending on the opportunities that we see and customer requirements. In 2011, we spent approximately $2.3 million, or 1.2%, of revenue on R&D. For 2012 we are budgeting 2.0% – 2.5% of revenue for R&D. Looking forward to 2012, we have established innovation teams in each of our major business areas to broaden our efforts to strategically leverage our technologies and ideas into new program opportunities with our customers.

Intellectual Property

Through FLD, we own four patents and have one pending patent applications. As we develop intellectual property, we make a determination, with the support of outside patent counsel, of the best manner in which to protect it whether through patent or copyright, or as trade secret. In conjunction with several of our products, we have developed intellectual property that we are protecting as trade secrets. We have made this determination based on the costs and risks involved, as well as on the pace at which changes are being made to the products.

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

The address of our principal executive office is 1334 Ashton Road, Suite A, Hanover, Maryland 21076 and our general telephone number is (443) 270-5300. Our web site address is www.keywcorp.com. We make available free of charge on or through our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on, or accessed through, our web site is not part of this or any other report we file with or furnish to the SEC.

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

We derive substantially all of our revenue from our U.S. Government customers. In 2011, 2010 and 2009, we generated 97%, 95% and 100%, respectively, of our total revenue from contracts with the U.S. Government, either as a prime contractor or a subcontractor. We expect that U.S. Government contracts will continue to be the primary source of our revenue for the foreseeable future. Our reputation and relationship with the U.S. Government, and in particular with the agencies of the U.S. Intelligence Community and the Department of Defense, are key factors in maintaining and growing our revenue. For example, in 2011, on a GAAP basis, approximately 51% of our revenue was derived from contracts with the NSA, approximately 18% of our revenue was derived from contracts with DoD, approximately 28% of revenue was derived from other major intelligence agencies and other intelligence, defense, homeland security and law enforcement organizations, and 3% was derived from commercial customers. Our business, prospects, financial condition and/or operating results would be materially harmed if:

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

Continued U.S. Government expenditures on intelligence, defense and other programs for which we provide support are critically important for our business. While spending authorizations for intelligence and defense-related programs by the government has increased in recent years due to greater homeland security and foreign military commitments and to a general outsourcing trend, these spending levels may not be sustainable and could significantly decline. Future levels of expenditures, authorizations, and appropriations for programs we support may decrease or shift to programs in areas where we do not currently provide services, or contract opportunities may be in-sourced to be performed by U.S. Government employees. Changes in spending authorizations, appropriations, and budgetary priorities could also occur due to a shift in the number, and intensity, of potential and ongoing conflicts, including the current conflicts in Iraq and Afghanistan, the rapid growth of the federal budget deficit, increasing political pressure to reduce overall levels of government spending, shifts in spending priorities from intelligence and defense-related programs as a result of competing demands for federal funds, or other factors. Our business prospects, financial condition or operating results could be materially harmed among other causes by the following:

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

As of December 31, 2011, our total backlog was $452 million, which included $376 million in unfunded backlog. The U.S. Government’s ability not to exercise contract options or to modify, curtail or terminate our major programs or contracts makes the calculation of backlog subject to numerous uncertainties. Due to the uncertain nature of our contracts with the U.S. Government, we may never realize revenue from some of the engagements that are included in our backlog. Our unfunded backlog, in particular, contains amounts that we may never realize as revenue because the maximum contract value specified under a U.S. Government contract or task order awarded to us is not necessarily indicative of the revenue that we will realize under that contract. If we fail to realize as revenue amounts included in our backlog, our future revenue and growth prospects may be adversely affected. For additional information on our backlog, see “Business — U.S. Federal Government Contracts — Backlog.”

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

For the year ended December 31, 2011, our 10 largest contracts accounted for a total of $50.5 million, or 26.5% of our total revenue. Although we have been successful in continuing work on most of our large contracts in the past, there is no assurance that we will be able to do so in the future. The revenue stream from one or more of these contracts could end for a number of reasons, including the completion of the customer’s requirements, the completion or early termination of our current contract, the consolidation of our work into another contract where we are not a contractor under that contract, or the loss of a competitive bid for the follow-on work related to our current contract. If any of these events were to occur, we could experience an unexpected, significant reduction in revenue and net income.

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

Our overseas operations involve considerable risks and hazards. An accident or incident involving our employees or third parties could harm our reputation, affect our ability to compete for business, and if not adequately insured or indemnified, could adversely affect our results of operations and financial condition.

We are exposed to liabilities that arise from some of the services we provide. Such liabilities may relate to an accident or incident involving our employees or third parties, particularly where we are deployed on-site at active military installations in locations experiencing political or civil unrest, or they may relate to an accident or incident involving aircraft or other equipment we have serviced or used in the course of our business. Any of these types of accidents or incidents could involve significant potential claims of injured employees and other third parties and claims relating to loss or of damage to government or third-party property.

We maintain insurance policies that mitigate risk and potential liabilities related to our operations. Our insurance coverage may not be adequate to cover those claims or liabilities, and we may be forced to bear substantial costs from an accident or incident. Substantial claims in excess of our related insurance coverage could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

Furthermore, any accident or incident for which we are liable, even if fully insured, may result in negative publicity which could adversely affect our reputation among our customers, including our government customers, and the public, which could result in the loss of existing and future contracts or make it more difficult to compete effectively for future contracts. This could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

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

We generate revenue under various types of contracts, which include time and materials (T&M), fixed-price-level-of-effort, firm-fixed-price (FFP), and cost reimbursement contracts. For the year ended December 31, 2011, we derived revenue from such contracts on an actual basis, and on a pro forma basis, as if all companies acquired in 2011 had been acquired as of January 1, 2011, as follows:

	Year ended December 31, 2011
	Actual		Pro Forma (unaudited)
Contract Type	(in millions)	(percentage)	(in millions)	(percentage)
Time & Materials	$106.1	55.7%	$112.6	52.3%
Fixed-Price-Level-of-Effort	$25.2	13.2%	$25.3	11.8%
Firm-Fixed-Price	$44.5	23.3%	$61.8	28.7%
Cost Reimbursement	$14.8	7.8%	$15.5	7.2%

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

As of December 31, 2011, goodwill accounted for $164.5 million, or 61% of our recorded total assets on an actual basis. We review our goodwill for impairment annually and when events or changes in circumstances indicate the carrying value may not be recoverable. We evaluate our goodwill at the segment level. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. If goodwill became impaired, we could record a significant charge to earnings in our financial statements during the period in which impairment of our goodwill is determined, which could significantly reduce or eliminate our net income.

We may require additional capital to finance our growth. If the terms on which the additional capital is available are unsatisfactory, if the additional capital is not available at all or we are not able to fully access our existing credit facility, we may not be able to pursue our growth strategy.

Our growth strategy may require additional capital investment to complete acquisitions, integrate any completed acquisitions into our existing operations, and to expand into new markets.

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

Our business involves the development of tailored solutions for our customers, a process that relies heavily upon the expertise and services of our employees. Our continued success depends on our ability to recruit and retain sufficient numbers of highly qualified individuals who have advanced engineering and information technology skills, specialized knowledge of customer missions and appropriate security clearances, and who work well with our government customers. Due to our growth and increased competition for experienced personnel, particularly in highly specialized areas, it has become more difficult for us to meet our needs for these employees in a timely manner and this may affect our growth in the current fiscal year and in future years. Although we intend to continue to devote significant resources to recruit, train and retain qualified employees, we may not be able to attract and retain these employees. Any failure to do so could impair our ability to perform our contractual obligations efficiently and timely meet our customers’ needs and win new business, which could adversely affect our future results. Our overall employee attrition rate in 2011, on an actual basis, was 18.7%.

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

Our credit facility contains financial and operating covenants that, among other things, require us to maintain or satisfy specified financial ratios (including debt to adjusted “EBITDA”, or “earnings before interest, taxes, depreciation, amortization, stock compensation and acquisition costs” ratios and fixed charge coverage ratios as further described under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facility”), limit our ability to incur indebtedness, pay dividends or engage in certain significant business transactions, and require us to comply with a number of other affirmative and negative operating covenants. Failure to meet these financial and operating covenants could result from, among other things, changes in our results of operations, our incurrence of debt or changes in general economic conditions. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders, which could harm our business and operations. In addition, our credit facility contains several other material covenants, including a lien against our assets (including receivables), limitations on additional debt, pre-approval of any acquisitions, a prohibition of dividends, and restrictions on the sale, lease, or disposal of any substantial part of our assets, other than in the normal course of business.

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

Our charter and bylaws contain provisions that may have an anti-takeover effect and inhibit a change in our board of directors and management. These provisions include the following:

•	Our charter permits our board of directors to issue preferred stock with terms that may discourage a third party from acquiring us. Our charter permits our board of directors to issue up to 5 million shares of preferred stock, having preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications or terms or conditions of redemption as determined by our board of directors. Our board of directors could authorize the issuance of preferred stock with terms and conditions that could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of our shares might receive a premium for their shares over the then-prevailing market price; and
•	Our charter and bylaws contain other possible anti-takeover provisions. Our charter and bylaws contain other provisions that may have the effect of delaying, deferring or preventing a change-of-control or the removal of existing directors and, as a result, could prevent our stockholders from being paid a premium for their common stock over the then-prevailing market price. These provisions include the advance notice requirements for stockholder proposals and director nominations.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test our internal control over financial reporting for 2011 and beyond and will require an independent registered public accounting firm to report on the effectiveness of these controls. Any delays or difficulty in satisfying these requirements could adversely affect our future results of operations and our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test the effectiveness of our internal control over financial reporting in accordance with an established internal control framework and to report on our conclusions as to the effectiveness of our internal controls. It also requires an independent registered public accounting firm to test our internal control over financial reporting and report on the effectiveness of such controls for the year ending December 31, 2011 and subsequent years. In addition, we are required under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, to maintain disclosure controls and procedures and internal control over financial reporting.

We may, in the future, discover areas of our internal controls that need improvement, particularly with respect to businesses that we may acquire. If so, we cannot be certain that any remedial measures we take will ensure that we have adequate internal controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified report regarding the effectiveness of our internal control over financial reporting as of December 31, 2011 and in future periods, investors could lose confidence in the reliability of our financial statements. This could result in a decrease in the value of our common stock. Failure to comply with Section 404 could potentially subject us to sanctions or investigations by the SEC, the NASDAQ Global Market or other regulatory authorities.

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

Location	Square Feet	Lease Expiration Date
700 Brooker Creek Blvd. Suite 1400 Oldsmar, Florida 34677	12,800	09/30/2013
1334 Ashton Road Hanover, Maryland 21076*	38,128	05/31/2016
7663 Old Telegraph Road Severn, Maryland 21144	34,429	04/30/2017
241 East Fourth Street, Suite 105 Frederick, Maryland, 21701	2,892	07/31/2012
9881/9891 Broken Land Parkway Suite 120 Columbia, Maryland 21046	2,447	12/11/2013
685 Mosser Road McHenry, Maryland 21541	669	09/01/2012
250 Clarke Street North Andover, Massachusetts	9,600	03/31/2013
Hangar #1, Lawrence Airport North Andover, Massachusetts	N/A	07/31/2012
2900 Fairview Park Drive Suite 300 Falls Church, Virginia 22042	18,051	12/15/2018
300 North Washington Street Suite 101 and 103 Falls Church, Virginia 22046	3,452	04/30/2012
15036 Conference Center Dr. Suite 401 Chantilly, Virginia 20151	2,378	03/31/2014

*	Headquarters.
Item 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings as of March 15, 2012.

Item 4.	MINE SAFETY DISCLOSURES

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

On October 1, 2010, the Company’s common stock began trading on the Nasdaq Global Market under the symbol “KEYW”. The following table sets forth the range of high and low intra-day sales prices of KEYW’s common stock for the periods indicated.

	High	Low
Year Ended December 31, 2011:
First Quarter	$15.54	$11.48
Second Quarter	$13.12	$10.59
Third Quarter	$12.39	$6.72
Fourth Quarter	$9.36	$6.66
Year Ended December 31, 2010:
Fourth Quarter	$16.00	$10.25

On February 24, 2012, the last reported sale price for our common stock on the Nasdaq Global Market was $7.33 per share.

Holders

As of February 24, 2012, there were approximately 189 registered holders of record of our common stock. The number of holders of record does not reflect the number of beneficial holders whose shares are held by depositories, brokers or nominees.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, our credit facility limits our ability to pay dividends over most circumstances.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2011 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance (Excluding Column (a)) (c)(1)
Equity compensation plans approved by security holders	2,043,673	$9.42	1,341,479
Equity compensation plans not approved by security holders)	—	—	—
TOTAL	2,043,673		1,341,479

(1)	The securities remaining for future issuance are from our 2009 Stock Incentive Plan. This Plan has a maximum amount of shares available for issuance of 12,000,000 with a soft cap of 12% of the outstanding shares available for issuance.

Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock (traded under the symbol “KEYW”) from October 1, 2010 through December 31, 2011, to two indices: the Russell 2000 Index and the NASDAQ Composite Index. In addition, the graph illustrates the performance of a peer group consisting of GeoEye, Inc. (GEOY), ICF International, Inc. (ICFI), Mercury Computer Systems, Inc. (MRCY) and Kratos Defense & Security Solutions, Inc. (KTOS). These peers, while not direct competitors, were selected because they are more comparable in such factors as annual revenue, market capitalization and number of employees, than the competitors we listed earlier, which are substantially larger. We believe that the stock performance of the selected peer group is a more relevant comparison for investors. The graph assumes an initial investment of $100 on October 1, 2010 in The KEYW Holding Corporation common stock, each of the two indices and the peer group, each assuming dividend reinvestment. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

Issuer Purchases of Equity Securities

In December 2011, the Company repurchased 425,902 shares of common stock for $3,083,530, or $7.24 per share including commission, in open market or block purchases under the Safe Harbor provisions of SEC Rule 10b-18. These shares were retired upon repurchase. This was the only repurchase activity the Company has undertaken since inception.

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares purchased as part of publicly announced plans or programs*	Maximum number of shares that may yet be purchased under the plans or programs
December 1 – 31, 2011	425,902	$7.24	425,902	1,574,098
Total	425,902	$7.24	425,902	1,574,098

*	On December 7, 2011, the Company announced that the board of directors approved the repurchase of up to two million outstanding shares of common stock over the following twelve months in open market or privately negotiated transactions, depending on prevailing market conditions and other factors.

Item 6.	SELECTED FINANCIAL DATA

The following tables contain selected historical financial data for us for the year ended December 31, 2011, 2010, 2009 and the period from July 31, 2008 (Inception) to December 31, 2008, and for ICCI, or our Predecessor, for the period from January 1, 2008 to September 29, 2008 and for the year ended December 31, 2007.

The selected consolidated financial data presented should be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included in Item 15 of this Annual Report.

	Company				Predecessor
	Year ended Dec. 31, 2011	Year ended Dec. 31, 2010	Year ended Dec. 31, 2009	July 31, (Inception) through Dec. 31, 2008	Period from Jan 1 through Sept. 29, 2008	Year ended Dec. 31, 2007
	(In thousands, except per share data)
Revenue	$190,587	$107,988	$39,037	$9,045	$14,563	$15,410
Gross Profit	56,637	31,544	11,119	4,220	5,212	5,147
Net Operating Income (Loss)	1,828	(2,160)	(2,309)	35	1,108	2,300
Net Income (Loss)	535	10,906	(2,113)	(2,066)	1,041	2,338
Earnings (Loss) per Share of Common Stock-basic	0.02	0.62	(0.18)	(0.32)	n/a	n/a
Earnings (Loss) per Share of Common Stock-diluted	0.02	0.51	(0.18)	(0.32)	n/a	n/a
Adjusted EBITDA	20,569	9,208	2,579	748	2,702	2,293

	Company				Predecessor
	As of Dec. 31, 2011	As of Dec. 31, 2010	As of Dec. 31, 2009	As of Dec. 31, 2008	As of Sept. 29, 2008	As of Dec. 31, 2007
	(In thousands)
Cash and Cash Equivalents	$1,294	$5,795	$7,333	$5,397	n/a	$842
Working Capital (Deficit)	(16,344)	26,705	19,365	9,312	n/a	3,250
Total Assets	267,631	205,264	67,130	35,885	n/a	3,735
Long-Term Obligations	17,731	11,994	1,617	7,494	n/a	—
Total Stockholders’ Equity	180,659	175,111	62,339	26,288	n/a	3,273

	EBITDA Reconciliation
	Company				Predecessor
	Year ended Dec. 31, 2011	Year ended Dec. 31, 2010	Year ended Dec. 31, 2009	July 31, (Inception) through Dec. 31, 2008	Period from Jan 1 through Sept. 29, 2008	Year ended Dec. 31, 2007
	(In thousands)
Net Income (Loss)	$535	$10,906	$(2,113)	$(2,066)	$1,041	$2,338
Depreciation	2,082	760	310	24	9	11
Intangible Amortization	13,410	6,440	2,055	612	—	—
Stock Compensation Amortization	2,829	1,920	560	56	—	—
Interest Expense (Income)	907	1,661	(118)	—	(22)	(56)
Tax Expense (Benefit)	218	7,814	(979)	21	—	—
Warrant Expense	—	—	690	2,103	—	—
Initial Public Offering and Acquisition Costs	588	2,080	73	—	—	—
Other Non-Recurring Items	—	(22,550)	2,100	—	1,674	—
Adjusted EBITDA	$20,569	$9,031	$2,578	$750	$2,702	$2,293

The following tables contain selected historical financial data by quarter for the years ended December 31, 2011 and December 31, 2010

	2011				2010
	Three Months Ended March 31	Three Months Ended June 30	Three Months Ended Sept. 30	Three Months Ended Dec. 31	Three Months Ended March 31	Three Months Ended June 30	Three Months Ended Sept. 30	Three Months Ended Dec. 31
	(Unaudited and in thousands, except per share data)
Revenue	$41,661	$44,898	$53,957	$50,071	$21,743	$27,916	$28,992	$29,337
Gross Profit	12,241	13,037	15,149	16,210	6,502	8,086	8,432	8,524
Net Operating Income (Loss)	175	239	345	1,069	556	(348)	(289)	(2,079)
Net Income (Loss)	64	49	105	317	433	4,906	4,408	1,159
Per Share of Common Stock-basic	0.00	0.00	0.00	0.01	0.03	0.32	0.28	0.05
Per Share of Common Stock-diluted	0.00	0.00	0.00	0.01	0.02	0.23	0.24	0.04
Adjusted EBITDA	$3,312	$3,872	$5,425	$7,960	$2,461	$2,616	$2,592	$1,362

	EBITDA Reconciliation
	2011				2010
	Three Months Ended March 31	Three Months Ended June 30	Three Months Ended Sept. 30	Three Months Ended Dec. 31	Three Months Ended March 31	Three Months Ended June 30	Three Months Ended Sept. 30	Three Months Ended Dec. 31
	(Unaudited and in thousands)
Net Income (Loss)	$64	$49	$105	$317	$433	$4,906	$4,408	$1,159
Depreciation	255	272	612	943	132	193	215	220
Intangible Amortization	2,068	2,465	3,573	5,304	855	1,906	1,693	1,986
Stock Compensation Amortization	756	742	671	660	257	299	513	851
Interest Expense (Income)	23	198	322	364	168	504	1,006	(17)
Tax Expense (Benefit)	90	(16)	(90)	234	157	3,646	3,063	948
Initial Public Offering and Acquisition Costs	56	162	232	138	659	612	394	415
Other Non-Recurring Items	—	—	—	—	(200)	(9,450)	(8,700)	(4,200)
Adjusted EBITDA	$3,312	$3,872	$5,425	$7,960	$2,461	$2,616	$2,592	$1,362

Adjusted EBITDA is a financial measure that is not calculated in accordance with accounting principles generally accepted in the United States of America, or US GAAP. The table above provides a reconciliation of this non-US GAAP financial measure to net income (loss), the most directly comparable financial measure calculated and presented in accordance with US GAAP. Adjusted EBITDA should not be considered as an alternative to net income (loss), operating income (loss) or any other measure of financial performance calculated and presented in accordance with US GAAP. Our adjusted EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate adjusted EBITDA or similarly titled measures in the same manner as we do. We prepare adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. We encourage you to evaluate these adjustments and the reasons we consider them appropriate.

We believe adjusted EBITDA is useful to investors in evaluating our operating performance for the following reasons:

•	we have various non-recurring transactions and expenses that directly impact our net income. Adjusted EBITDA is intended to approximate the net cash provided by operations by adjusting for non-recurring, non-operational items; and
•	securities analysts use adjusted EBITDA as a supplemental measure to evaluate the overall operating performance of companies and we anticipate that our investor and analyst presentations after we are public will include adjusted EBITDA.

Our board of directors and management use adjusted EBITDA:

•	as a measure of operating performance;
•	to determine a significant portion of management’s incentive compensation;
•	for planning purposes, including the preparation of our annual operating budget; and
•	to evaluate the effectiveness of our business strategies.

Although adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under US GAAP. Some of these limitations are:

•	adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or other contractual commitments;
•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	adjusted EBITDA does not reflect interest expense or interest income;
•	adjusted EBITDA does not reflect cash requirements for income taxes;
•	adjusted EBITDA does not include non-cash expenses related to stock compensation;
•	although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for these replacements; and
•	other companies in our industry may calculate adjusted EBITDA or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Executive Level Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A and our overall strategy.
•	Critical Accounting Policies. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
•	Results of Operations. An analysis of our segmented financial results comparing 2011 to 2010 and comparing 2010 to 2009.
•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
•	Contractual Obligations and Commitments; Off-Balance-Sheet Arrangements. Overview of contractual obligations, contingent liabilities, commitments, and off-balance-sheet arrangements outstanding as of December 31, 2011.

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, as well as under “Part I, Item 1A. Risk Factors,” and elsewhere in our 2011 Annual Report on Form 10-K. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

During 2011, we experienced high growth, both organically and through acquisitions, as we were able to establish the Company as a viable and competitive entity within our target market. We acquired three companies during 2011 and expanded our footprint within the intelligence agency market. At the end of 2011, we have active contracts with 11 of the 16 intelligence agencies. We intend to continue our acquisition strategy as we find the right complementary companies at the right price. Organically on a pro forma basis, we grew 8% from 2010 as we have expanded our services platform and our products have reached the right target markets. This growth was adversely impacted by our Air Force services business that declined

$12.6 million on a pro forma basis from 2010 – 2011. Absent this decline, organic revenue grew 16%. We intend to continue on a similar organic growth trajectory in 2012 and beyond.

In 2011, KEYW focused significant energy on the integration and synergy capture of our acquired companies, and while there is still some remaining progress to be made in that effort, we intend to focus much of our 2012 strategy on (1) re-accelerating our organic growth rate, (2) winning new business, and (3) investing in internal technology research and development initiatives to position the company for continued growth in the longer term. A key element of this 2012 strategy is leveraging our multi-INT platform capabilities to further our penetration into the geospatial intelligence (GEOINT), signals intelligence (SIGINT), and airborne intelligence, surveillance, and reconnaissance (airborne ISR) markets with our unique, agile, approach. Additionally, KEYW will continue to look for opportunities to acquire capabilities that further enhance our overall positioning in the markets we serve.

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

The policies that we have included below include:

•	Revenue Recognition
•	Cost of Revenues
•	Inventories
•	Long-Lived Assets (Excluding Goodwill)
•	Goodwill
•	Intangibles
•	Research and Development Costs
•	Income Taxes
•	Share-Based Compensation

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

All revenue is net of intercompany and intersegment adjustments. All reported revenue belongs to the performing organization.

Cost of Revenues

Cost of revenues consists primarily of compensation expenses for program personnel, the fringe benefits associated with this compensation and other direct expenses incurred to complete programs, including cost of materials and subcontractor efforts.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Our inventory consists of specialty products that we manufacture on a limited quantity basis for our customers. We manufacture at quantity levels that are projected to be sold in the six month period following production. The Company has not had any products sold below their standard pricing less applicable volume discounts. In 2011, we recorded an inventory reserve for certain products where the market has not developed as we expected.

Long-Lived Assets (Excluding Goodwill)

The Company follows the provisions of FASB ASC Topic 360-10-35, Impairment or Disposal of Long-Lived Assets in accounting for long-lived assets such as property and equipment and intangible assets subject to amortization. The guidance requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss may be indicated if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived asset being evaluated. Impairment losses are measured as the difference between the carrying value of long-lived assets and their fair market value based on discounted cash flows of the related assets. Impairment losses are treated as permanent reductions in the carrying amount of the assets. The Company has not recorded any impairments since inception.

Goodwill

Purchase price in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. In accordance with FASB ASC Topic 350-20, Goodwill, the Company tests for impairment at least annually, using a two-step approach. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The Company operated as a single segment at the time of our annual goodwill impairment testing. The Company began reporting in two segments at the end of 2011. A high level review of goodwill at the segment level at the end of the year did not indicate any goodwill impairment in either segment. The fair value of the reporting unit is estimated using a market capitalization approach. If the carrying amount of the unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company performed the test during the fourth quarter of fiscal year 2011 and found no impairment to the carrying value of goodwill. Management has concluded that there have been no events subsequent to the impairment test that would indicate an impairment of goodwill.

Intangibles

Intangible assets consist of the value of customer related intangibles acquired in various acquisitions. Intangible assets are amortized on a straight line basis over their estimated useful lives unless the pattern of usage of the benefits indicates an alternative method is more representative. The useful lives of the intangibles range from one to seven years.

Research and Development

Internally funded research and development expenses are expensed as incurred and are included in cost of operations in the accompanying consolidated statement of operations. In accordance with FASB ASC Topic 730 — Research and Development, such costs consist primarily of payroll, material, subcontractor and an allocation of overhead costs related to product development. Research and development costs totaled $2,323,000, $990,000 and $585,000 for years ended December 31, 2011, December 31, 2010 and December 31, 2009, respectively.

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

For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax liability or benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax obligations or benefits and subsequent adjustments as considered appropriate by management. The Company’s policy is to record interest and penalties as an increase in the liability for uncertain tax obligations or benefits and a corresponding increase to the income tax provision. No such adjustments were recorded as of December 31, 2011, December 31, 2010, or December 31, 2009.

Share-Based Compensation

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

The following assumptions were used for option grants during the periods ended December 31, 2011, December 31, 2010, and December 31, 2009.

Dividend Yield — The Company has never declared or paid dividends on its common stock and has no plans to do so in the foreseeable future.

Risk-Free Interest Rate — Risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term approximating the expected life of the option term assumed at the date of grant.

Expected Volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The expected volatility is based on the historical volatility of existing comparable public companies for a period that approximates the estimated life of the options. The Company continues to use comparable public companies due to insufficient trading history of our own stock.

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

Results of Operations

Our results of operations for the years ended December 31, 2011, 2010 and 2009 were significantly affected by the acquisitions that were completed during those years. In 2009, we acquired three business operations with annual revenue of over $25 million. In 2010, we continued our acquisitions by acquiring four companies with 2009 revenue in excess of $85 million. In 2011, we continued our acquisitions by acquiring three companies and one contract with 2010 revenue in excess of $50 million. The acquisitions are included in our financial results from the date of acquisition forward.

Beginning in the fourth quarter of 2011, we started operating in two segments — Services and Integrated Solutions. Accordingly, we are reporting our financial results in aggregate and by segment. Note that our historical financial statements segregated Services and Products and those splits are identical with our new segments.

OVERALL RESULTS (In thousands)	Year ended December 31, 2011		Year ended December 31, 2010		Year ended December 31, 2009
Revenue	$190,587		$107,988		$39,037
Gross Margin	$56,637	30%	$31,544	29%	$11,119	28%
Cost of Operations	$41,399	22%	$27,264	25%	$11,373	29%
Intangible Amortization	$13,410	7%	$6,440	6%	$2,055	5%
Non-Operating Income (Expense)	$1,075	1%	$20,880	19%	$(783)	(2)%

Revenue

Revenue increased by approximately $83 million between 2010 and 2011 as a result of the additions of JKA, FASI and FLD in 2011 which contributed $34 million, the full year impact of Everest, Sycamore, IIT and TAGG, all acquired in 2010, which contributed a net $36 million more revenue in 2011 than in 2010, our large production contract which contributed $6 million and the overall growth of the Services business, which contributed $12 million in 2011 offset in part by a decrease in our Integrated Solutions of $5 million. Our Services revenue grew due to increased headcount as we continued to expand our positions within certain contracts and new contract wins. Revenue did not grow as significantly as we expected, as we focused on integrating the acquisitions during the first half of the year and did not hire as many staff as we intended. We have refocused on hiring during the fourth quarter of 2011 and the hiring levels have started to return to our expected levels. We continue to have a large backlog of unstaffed positions as we enter 2012.

Integrated Solutions revenue declined due to a combination of several large orders in 2010 that were not replaced in 2011 and the government budget environment in 2011, that created uncertainty with many of our customers regarding available funding. Accordingly, they purchased materially less product during 2011. The current budget environment has not changed significantly in 2012 from 2011 and we are not anticipating material change in our products revenue within the Integrated Solutions segment.

Revenue increased by approximately $69 million between 2009 and 2010 as a result of the acquisitions of TAGG, IIT, Sycamore and Everest which contributed approximately $32 million of revenue in 2010, the full year operations of ESD, LEDS and Recon which contributed approximately $21 million, and the overall growth of our existing business of approximately $16 million. The expansion of our core business was split between a $6 million increase in our Integrated Solutions and a $10 million increase in our Services business. Integrated solutions grew primarily from better name recognition as we became a more established company as well as expanded our product offerings. Services revenue grew due to increased hiring that allowed us to increase our billable staffed positions.

We anticipate that revenue will continue to grow in 2012 both organically and through acquisitions. As we expect to complete an unknown number of acquisitions, we are unable to predict our 2012 revenue. We do expect our revenue to grow at least 15% from 2011 levels without acquisitions.

Gross Margin

Gross margin increased both as a percentage of revenue and in total dollars from 2010 to 2011. The revenue percentage increase was primarily driven by the acquisition of FLD, offset in part by lower margins within the Integrated Solutions segment from the large production contract. Services margins increased slightly in 2011. Gross margin dollars increased as a result of the margin increases previously described, plus increased revenue both from acquisitions and internal growth. We expect gross margins to continue to expand at the consolidated level in 2012 as FLD will be included for the full year.

Gross margin increased slightly from 2009 to 2010 primarily due to the increased contribution of the Integrated Solutions gross margin in 2010 which improved from 29.4% in 2009 to 42% in 2010 partially offset by a reduction in Services gross margin from 28.3% to 27.5% with the addition of TAGG in 2010. The Integrated Solutions margin improved due to the product mix and the maturing of certain products in 2010 where we were able to achieve economies of scale not available in 2009. The Services margin decreased slightly as TAGG gross margins historically have run at 20% whereas the rest of the Company has historically run at approximately 28%. TAGG utilizes a significant amount of subcontract labor which results in lower gross margins.

Cost of Operations

Cost of operations has decreased as a percentage of sales every year since 2009. There are several drivers for this decrease including revenue growth, company structure, and economies of scale. The growth in revenue both organically and through acquisition has significantly exceeded the growth in overhead and general and administrative costs. We anticipate that trend to continue. The second main factor is the design of our corporate structure. The Company, since its inception, has been built for scalability and to operate at a much larger revenue base than it is currently operating. The organizational infrastructure, executives, and managerial staff were put in place very early in the formation of the Company to create an environment that would facilitate growth. Accordingly, the costs of that infrastructure weighed more heavily as a percentage of sales in 2009 and 2010. As we continue to grow, we expect that these costs as a percentage of revenue will continue to decrease. Additionally, as we continue to grow, we expect that our corporate staff will become more fully utilized and incremental increases in revenue will not necessarily equate to increases in support staff. As we continue to make acquisitions, we anticipate capitalizing on certain inefficiencies, both internally and within our acquisitions, that existed due to the size of the companies.

Another significant component of our operating expense is stock compensation. Every employee in the Company has stock options and some have restricted stock grants. We have seen a significant increase in the costs associated with these equity grants with costs of $560,000, $1,920,000 and $2,829,000 for the twelve months ended December 31, 2009, 2010 and 2011, respectively. The Company utilizes an accelerated method of recognizing expense, acceptable under GAAP, which expenses equity grants more quickly than the traditional straight-line expensing. The majority of the equity compensation expense in 2010 and 2011 has been due to acquisitions. We believe that it is important that all employees have an equity stake in our Company and expect to continue issuing equity to new employees. While the increase in equity compensation in 2011 as compared with the preceding two periods was significant, we expect that overall equity compensation expense should decrease as a percentage of revenue without any new acquisitions.

Intangible Amortization

Acquisitions have been a key part of the Company growth story since inception. As of December 31, 2011, we have completed 13 acquisitions and have recorded intangible assets associated with each of these acquisitions. Our intangible amortization expense has increased from $2.1 million in 2009 to $6.4 million in 2010 to $13.4 million in 2011 as a result of our acquisitions during this time. The $3.8 million of intangibles associated with the FLD acquisition in August 2011 represents the largest single component of our intangible amortization expense in 2011 and barring any new large acquisitions, will be the largest component of intangible amortization expense in 2012. We expect intangible amortization to increase to $19.4 million in 2012, without any further acquisitions.

Non-Operating Income (Expense)

The 2011 non-operating expense primarily consisted of interest expense related to the 2011 acquisitions of $907,000.

The 2010 non-operating income was comprised of three main components: (1) a gain recognized from the reduction of the TAGG earn-out, (2) a gain from the clawback of purchase price from the LEDS acquisition, and (3) offsetting interest expense related to the debt incurred from the TAGG and IIT acquisitions.

We originally recorded the estimated equity earn-out expected to be paid to the TAGG owners at the time of acquisition based on TAGG’s forecast and operating results at that time. The earn-out is based on actual revenue and gross margin for the two years ended December 31, 2011. During the year, we updated and revised our forecast of TAGG’s expected performance and adjusted our anticipated earn-out accordingly. By December 31, 2010, we determined that it was unlikely that TAGG would meet the minimum performance threshold for achieving any earn-out. As a result, we recognized $21.95 million in income from the write-down of the earn-out in 2010.

The LEDS purchase agreement contained a clawback provision that allowed us to recover certain monies paid for the acquisition of LEDS if certain identified employees did not stay with the Company for a specified amount of time. Under that agreement, the Company recognized $600,000 of income from LEDS employee departures in 2010.

During 2010, the Company incurred interest expense related to the purchases of TAGG and IIT. This interest was composed of the interest on the term debt and credit line with Bank of America and the subordinated debt with TAGG and certain shareholders of the Company. The aggregate amount of interest expense recognized from these instruments was $1.66 million.

SERVICES SEGMENT RESULTS (In thousands)	Year ended December 31, 2011		Year ended December 31, 2010		Year ended December 31, 2009
Revenue	$159,748		$95,665		$32,743
Gross Margin	$44,405	28%	$26,353	28%	$9,268	28%
Intangible Amortization	$9,581	6%	$6,440	7%	$2,055	6%

Revenue

Services revenue increased by approximately $64 million in 2011 from 2010 from a combination of 2011 acquisitions that added $18 million of revenue, 2010 acquisitions that added a net $36 million of revenue, and organic growth that added approximately $10 million of revenue. Revenue from 2010 acquisitions reflects in part the decrease in our Air Force related work in 2011. Our organic growth has primarily been with our Maryland customer with whom we have increased our prime contract work and expanded our positions on certain subcontracts. We continue to see significant demand for our services, and a key to our continued organic growth is finding and hiring necessary cleared personnel.

The Services growth from 2009 to 2010 of $63 million was driven by 2010 acquisitions of $32 million, 2009 acquisitions of $21 million and organic growth of $10 million. The overall corporate growth in 2010 made hiring easier as compared with 2009, and enabled us to fill open positions more easily.

Gross Margin

Services gross margins increased in dollars but remained consistent as a percentage of sales from 2009 to 2011. The increase in dollars is due to the increased revenue as previously discussed. We expect a similar trend to continue in 2012.

Intangible Amortization

All of our acquisitions, with the exception of FLD, have been in the Services segment. The growth in intangible expense reflects those acquisitions and we expect to continue to make acquisitions in the future. Our 2012 intangible amortization will be approximately $10.2 million, assuming no new acquisitions. Using that same assumption, intangible amortization would drop to the $6 million range in 2013.

INTEGRATED SOLUTIONS SEGMENT RESULTS (In thousands)	Year ended December 31, 2011		Year ended December 31, 2010		Year ended December 31, 2009
Revenue	$30,839		$12,323		$6,294
Gross Margin	$12,232	40%	$5,191	42%	$1,851	29%
Intangible Amortization	$3,829	12%	$—	—	$—	—

Revenue

Integrated Solutions revenue increased by approximately $18.5 million between 2010 and 2011 primarily as a result of the addition of FLD, accounting for $15 million in additional revenue, a large production contract, which contributed $6 million in additional revenue, offset in part by a decline in our products revenue of $5 million. The large production contract was the first large order for our surface mount technology lab. We have not received any similar orders as we look towards 2012, but we do have a sustaining amount of smaller orders within the segment. Product revenue declined due to a combination of several large orders in 2010 that were not replaced in 2011 and the government budget environment in 2011 that created uncertainty with many of our customers regarding their available funding. Accordingly, they bought considerably less product during 2011. The current budget environment has not changed significantly in 2012 from 2011 and we are not anticipating material change in our products revenue. We expect revenue to continue to grow in 2012 as we will have the full year impact of FLD. The extent of the growth will be determined by any large product orders and new plane contracts in 2012. During 2011, we reserved $471,000 for certain inventory items where the market did not develop as expected.

The revenue growth for 2009 to 2010 of $6 million was primarily driven by several large customer orders in 2010, greater acceptance of our products as the Company gained recognition from its start-up in late 2008, and a larger offering of products in 2010. In 2009, we were still in ramp-up mode with regard to full product offerings.

Gross Margin

Gross margin increased in dollars but decreased slightly as a percentage of revenue in 2011 from 2010. The decrease in gross margin percentage is primarily due to the initial delivery of the large production contract and a reserve taken against certain inventory items as the market did not develop as expected. Our first deliveries of any type of product result generally in lower margin than subsequent runs due to economies of scale and experienced gained in the production process. The addition of FLD has offset some of the lower margins described above. Total gross margin dollars increased due to the increased revenue partially offset by the lower margin percentage. We expect gross margin percentage to increase in 2012 but any increase is dependent on normal operations of our air component and the absence of new large product runs.

Intangible Amortization

The acquisition of FLD represents the only intangibles associated with Integrated Solutions as the remainder of the business has been internally developed. The FLD intangibles are being amortized over 29 months and will be completely amortized, barring any additional acquisitions, at the end of 2013.

Liquidity and Capital Resources

At December 31, 2011, we had approximately $1.3 million in cash and cash equivalents. We experienced several significant cash events during 2011, including four acquisitions, restructuring our debt agreements, and stock repurchases.

Cash from Operations

Operations provided approximately $10.3 million in cash during 2011. This amount primarily consisted of net income plus non-cash adjustments for depreciation, amortization and stock compensation partially offset by increased working capital needs. Working capital consumed about $4.5 million for increased receivables and the pay down of the outstanding accounts payable related to a large production contract from December 31, 2010. As we continue to grow, our working capital needs will increase accordingly, particularly with respect to accounts receivable. The timing of payments will also have an impact on the liability balances similar to 2011 when we moved the employee bonus payments to December from January. Our need for additional working capital will be determined by our method and volume of growth. Growing through self-performed labor will require more working capital than growing using subcontractors, but we expect self-performed labor should be a more profitable alternative than using subcontractors. The main difference for cash flow is that employees are generally paid within two weeks of incurring costs, whereas subcontractors are generally paid within 30 days of receiving an invoice.

We had a number of non-cash adjustments to our net income in 2011 including intangible amortization, stock compensation expense and an increase in depreciation from the FLD acquisition. Intangible amortization was approximately $13.4 million in 2011 and is expected to increase in 2012 due to the full year impact of our 2011 acquisitions, less any reduction in earlier year acquisition amortization. We expect the intangible amortization, without any additional acquisitions, to be approximately $19 million in 2012. We believe that all employees should have an ownership stake in the Company. Accordingly, we grant all new employees, whether new hires or employees acquired via acquisition, options in the company. Our significant growth, both organically and through acquisition, has increased our stock compensation expense to $2.8 million in 2011. We use an accelerated method of expensing stock options such that most of the expense is recorded during the first year of the options. The combination of these transactions and other significantly less material non-cash adjustments to net income brought our net income after non-cash adjustments to $18.9 million for 2011.

We carry an inventory balance that is normally approximately $6 million. The inventory balance may increase or decrease significantly in any period based on sales, orders and breadth of product lines. We do not carry significant quantities of specific products, rather we build products based on specific orders and at production runs that enable us to gain economies of scale. Our inventory carrying balance is reflective or our incurred cost and not expected sales prices or revenue to be derived from sales. It is our intention to continue this inventory management practice in 2012.

Investing and Financing

During 2011, we spent approximately $58.6 million in cash plus equity consideration to complete four acquisitions. This cash was ultimately supplied by our revolving credit facility that was renewed in February 2011. We expect our property and equipment purchases to increase in 2012 as we expand our aircraft operations and need additional aircraft. We have an open stock repurchase plan for up to 1.6 million shares at December 31, 2011. Cash will be needed to fund any purchases under this plan.

Credit Facility

At the end of 2011, we had a $65 million credit facility with a trio of banks led by Bank of America that allowed us to choose interest rates anywhere from daily up to a six month lock. The balance at December 31, 2011 was $49.5 million. On February 28, 2011, we replaced our then-existing credit facility with a new $50 million credit facility that includes an accordion feature allowing for an additional $25 million in borrowing. In conjunction with the FLD acquisition in August 2011, we increased the credit facility $65 million and reloaded the accordion for $25 million. The credit facility is a 3 year agreement and is structured as a multi-bank facility with Bank of America as lead bank. The borrowing availability under this facility is based on KEYW’s ‘Total Leverage Ratio’ which is a relationship between ‘Funded Indebtedness’ to

EBITDA. When drawing funds on this facility we have the option of choosing between a ‘Euro Rate Loan’ which is based on the British Bankers Association LIBOR or a ‘Base Rate Loan’ which is based on the higher of (a) the Federal Funds Rate plus ½ of 1.0%, (b) the Prime Rate, or (c) The Eurodollar Rate plus 1.0%. If we selected the ‘Euro Rate Loan’ the actual ‘applicable rate’ would be 200 to 300 basis points above the stated rate depending on where we fall on our most recent quarterly calculation of our ‘Total Leverage Ratio’. If we selected the ‘Base Rate Loan’ the actual ‘applicable rate’ would be 100 to 200 basis points above the stated rate depending on where we fall on our most recent quarterly calculation of our ‘Total Leverage Ratio’. We are able to lock in our selected interest rates for periods of up to six months. The available balance at December 31, 2011 under this credit facility was $15.5 million plus the accordion.

Outlook

At December 31, 2011, our current ratio is negative due to the debt we have incurred from the 2011 acquisitions. All of our debt is on our revolving credit facility that matures in February 2014. We believe our cash from operations will be sufficient to service the debt and to meet our financial obligations.

We expect that our 2012 cash flow from operations will be positive. As discussed above, the manner in which we staff our contracts will impact the degree of working capital investment required to fuel our growth. Included in our net income are several significant non-cash transactions that would be an add-back to net income when calculating our cash flow from operations including stock compensation expense, amortization of intangibles and depreciation of fixed assets. We expect that the dollar value of those expenses to continue to be in the $21 – $23 million dollar range without any additional acquisitions during 2012. Our overall expectation is that adjusted EBITDA will be approximately 11 – 12% of our 2012 revenue. See discussion of Adjusted EBITDA in Item 6 of this Form 10-K.

We have increased the size of our available financing under the new debt facility in anticipation of acquiring new companies that are a strategic fit and enhance our corporate platform. It is our goal to include an equity component in our acquisitions (20% is our normal target equity component of total purchase price) and the amount of equity we include in any 2012 acquisitions will impact our available cash and credit. The pace and size of any acquisitions will determine how much, if any, of our available credit facility we utilize during the year.

We intend to invest in several potential growth areas in 2012 that may require us to expend more research and development dollars than we have historically. While we have factored those expenses into our adjusted EBITDA expectations above, these expenses may not be incurred evenly throughout the year.

After we went public in 2010, employees and investors began to exercise their options and warrants. Some of these exercises were done cashlessly but other exercises were done by paying cash for their shares. We are unable to forecast what the employee and investor activity will be in 2012 with regard to these instruments. The total potential value of these instruments, if all exercised for cash, would be approximately $32 million.

Contractual Obligations and Commitments

The following summarizes our contractual obligations at December 31, 2011:

	Total	Less than one year	1 – 3 years	3 – 5 years	More than 5 years
	(In thousands)
Facilities/Office space	$10,719	$2,037	$3,828	$3,333	$1,521
Office equipment	88	64	24	—	—
Total Operating Leases	$10,807	$2,101	$3,852	$3,333	$1,521
Debt	49,500	49,500	—	—	—
Total Contractual Obligations	$60,307	$51,601	$3,852	$3,333	$1,521

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rates

We do not maintain an investment portfolio that would expose us to interest rate risk associated with fixed income securities. Nor do we participate in any fixed-rate debt instruments that would require us to hedge interest rate risks with offsetting interest rate swaps. The interest rates on our debt are affected by changes in market interest rates. All outstanding balances under our Term Loan, and any amounts that may be borrowed under our Revolving Facility, are subject to interest rate fluctuations.

Debt

At the end of 2011, we had a $65 million credit facility with a trio of banks led by Bank of America that allowed us to choose interest rates anywhere from daily up to a six month lock. The balance at December 31, 2011 was $49.5 million. On February 28, 2011, KEYW replaced the then-existing credit facility with a new $50 million credit facility that includes an accordion feature allowing for an additional $25 million in borrowing. In conjunction with the FLD acquisition in August 2011, the Company increased the credit facility to $65 million and reloaded the accordion for $25 million. The credit facility is a 3 year agreement and is structured as a multi-bank facility with Bank of America as lead bank. The borrowing availability under this facility is based on KEYW’s ‘Total Leverage Ratio’ which is a relationship between ‘Funded Indebtedness’ to EBITDA. When drawing funds on this facility we have the option of choosing between a ‘Euro Rate Loan’ which is based on the British Bankers Association LIBOR or a ‘Base Rate Loan’ which is based on the higher of (a) the Federal Funds Rate plus ½ of 1.0%, (b) the Prime Rate, or (c) The Eurodollar Rate plus 1.0%. If we selected the ‘Euro Rate Loan’ the actual ‘applicable rate’ would be 200 to 300 basis points above the stated rate depending on where we fall on our most recent quarterly calculation of our ‘Total Leverage Ratio’. If we selected the ‘Base Rate Loan’ the actual ‘applicable rate’ would be 100 to 200 basis points above the stated rate depending on where we fall on our most recent quarterly calculation of our ‘Total Leverage Ratio’. We are able to lock in our selected interest rates for periods of up to six months.

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

Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Management assessed our internal control over financial reporting as of December 31, 2011, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year. We reviewed the results of management’s assessment with the audit committee of our board of directors.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Grant Thornton LLP, our independent registered public accounting firm, who also audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which appears with our accompanying consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.	Other Information

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our executive officers and directors, and their respective ages and positions, are set forth below.

Name	Age	Position
Leonard E. Moodispaw	69	President; Chief Executive Officer and Chairman of the Board of Directors
Kimberly J. DeChello	50	Chief Administrative Officer and Secretary
John E. Krobath	44	Chief Financial Officer
Mark A. Willard	52	Chief Impact Officer
Edwin M. Jaehne	59	Chief Strategy Officer
William I. Campbell	67	Director
Pierre A. Chao	45	Director
John G. Hannon	74	Director
Kenneth A. Minihan	68	Director
Arthur L. Money	72	Director
Caroline S. Pisano	45	Director

Set forth below is biographical information for our directors and executive officers.

Len Moodispaw has served as the Chief Executive Officer (CEO), President & Chairman of the board of directors of KEYW since it began operations on August 4, 2008 and is the founder of KEYW. Prior to the founding of KEYW, Mr. Moodispaw was President and Chief Executive Officer for Essex Corporation, from 2000 until January 2007, and Chairman of the board of directors of Essex from 2005 to January 2007. Essex provided advanced signal, image, information processing, information assurance and cybersecurity solutions, primarily for U.S. Government intelligence and defense customers, as well as for commercial customers. In 2007, Essex was acquired by Northrop Grumman, where Mr. Moodispaw served as a Vice President, responsible for managing Essex as a subsidiary within Northrop Grumman Mission Systems from January 2007 to July 2008.

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

Kim DeChello has served as the Chief Administrative Officer and Secretary of KEYW since its founding in 2008. Ms. DeChello is responsible for corporate administration, human resources, recruiting, stock administration and assists with mergers and acquisitions and ethics and compliance. She is responsible for developing company policies that comply with regulations and that reflect management philosophy and culture. She participates with the CEO and other executives in formulating current and long-range plans, objectives and policies. As Corporate Secretary she has a wide range of responsibilities including administration of critical corporate matters. Prior to this, she was the Chief Administrative Officer at Essex Corporation, which she joined in May 1987. At Essex she served in various administrative and management capacities. She was elected Vice President in December 2003, appointed Corporate Secretary in January 1998 and Chief Administrative Officer in November 1997. She served in these positions at Essex through July 2008. Ms. DeChello received a Master of Science degree in Human Resources Management in 2000 from the University of Maryland. Ms. DeChello also holds an Associate of Arts degree in Accounting and a Bachelor of Science degree in Criminal Justice/Criminology from the University of Maryland. She enjoys dancing and bird watching.

John Krobath has served as the Chief Financial Officer of KEYW since joining in May 2009. Mr. Krobath is responsible for all accounting and finance activities of a government contracting company, DCAA cost structures and compliance, treasury management, and budgeting. Prior to joining KEYW, he was the Chief Financial Officer and/or Controller for Horne International from September 2005 to May 2009. Horne International is a publicly traded government contracting company consisting of four diverse international operating companies and one holding company. From 1993 to 2004, Mr. Krobath held financial positions of increasing responsibility, including positions as Finance Manager, Controller, Manager of Business Operations, and Director of Financial Operations, at several companies. He supported several defense contractors during that time including ITT Industries and Kratos Defense and Security Solutions. Mr. Krobath holds a Bachelor of Science degree in Business Administration in Accounting from James Madison University in Harrisonburg, VA and a Master of Science degree in Business Administration in Finance from George Mason University in Fairfax, VA. He enjoys sports and the outdoors. He believes that preparation is the key to opportunity.

Mark Willard has served as the Chief Impact Officer of KEYW since its founding in August of 2008. In this position, he has played a key role in developing a strong operations team. In his current role he is responsible for ensuring that the goals for revenue and profit are met and assists the CEO in formulating current and long-range plans, objectives and policies. He provides leadership to senior management related to organization, business development and financial management and ensures a clarity of objectives and focus for senior managers and operations personnel. He has over 30 years of multi disciplined management experience related to systems development, operation and life cycle support. Mr. Willard has played a key role in building an engineering capability from the ground up at four companies focused on supporting the Intelligence Community. After eight years of military service he joined ManTech and served as the Vice President of Columbia, MD Operations, responsible for building the company from 30 to over 300 personnel providing engineering services to the National Security Agency. He transitioned to Windermere in 1998. As one of Windermere’s first employees, he helped build a well established engineering development and systems integration company. Windermere was acquired by Essex Corporation in 2005 and Mr. Willard remained at the company and served as the Vice President of the Engineering & Technology Sector. When Essex Corporation was acquired by Northrop Grumman, Mr. Willard continued to build the Engineering & Technology Sector and was responsible for over 400 personnel providing services to the major Intelligence Community agencies, as well as special military. Mr. Willard served at Northrop Grumman in this capacity until his employment with KEYW in 2008. Mr. Willard has a Bachelor of Science degree in Management Sciences and has completed coursework toward a Master of Science degree in Technology Management at the University of Maryland, University College. He proudly raised 3 daughters on lessons learned from Seinfeld episodes, and is looking forward to opening our first warm climate ocean-front office someday.

Ed Jaehne joined KEYW in June 2009 as the Chief Strategy Officer. As Chief Strategy Officer, Mr. Jaehne is focused on innovation and the strategic growth of KEYW, expanding on existing technology and capabilities, and in communicating KEYW’s strategy, capabilities, and value to all stakeholders. He serves as KEYW’s Investor Relations Officer, working closely with the CEO and CFO to ensure effective communications with the investment community. Prior to joining KEYW, Mr. Jaehne served as Vice President and Chief Strategy

Officer at Essex Corporation, from 2003 to 2009. He is a veteran entrepreneur with over 20 years of international experience as an executive of information technology companies. He is experienced in creating rapid growth companies as well as in the strategic acquisition and merger of companies to form strong solutions focused companies in both the communications and government markets. From 2000 until 2003, he operated a consulting sole proprietorship providing services to clients, including Essex. From 1996 until 2000 he served as either President or Chief Operating Officer of several information technology companies, where he led several successful mergers and acquisitions. He started his first company, Jaehne Associates, LTD (an information security consultancy), in 1983, which he sold in 1988 to ManTech International, Inc. From 1988 until 1996, he served as President of ManTech Strategic Associates, Ltd. In 1975, he earned two Bachelor of Arts degrees in Physics and Russian from the University of Utah. Mr. Jaehne continued at the University of Utah to earn a Master of Arts degree in Physics in 1976. In 1977, he earned a Master of Arts degree in History and Philosophy of Science at the University of Toronto, Toronto, Canada. He enjoys renovating houses and challenging bulging bureaucracies wherever he finds them.

Bill Campbell has been a director at KEYW since July 16, 2009. Mr. Campbell is currently a Senior Advisor to the Chairman for JPMorgan Chase & Co. where he was most recently Chairman of Chase Card Services, the nation’s second largest credit card organization. From 2005 to 2007 he served as Chairman of Visa International, leading the organization to its IPO in 2008, the largest in U.S. history. With an extensive consumer products and financial services management background, Mr. Campbell also serves as President of Sanoch Management, a consulting and investment firm for financial companies, start-ups, and venture capital firms. Prior to his executive roles at JPMorgan Chase and its predecessors, and the formation of Sanoch Management, Mr. Campbell oversaw Citigroup’s Global Consumer Business, including global branch banking and credit cards. He became Chief Executive Officer of Global Citibank in 1996 and Chief Executive Officer of Citigroup’s Global Consumer Business a year later. Before joining Citicorp in 1995, Mr. Campbell spent 28 years at Philip Morris, including five years as Chief Executive Officer of Philip Morris USA. He began his career in Canada in brand management in 1967 and eventually served as President of the Asian region for Philip Morris, EVP of Marketing and Sales for Philip Morris USA, and EVP of Strategic Planning for Philip Morris Companies. He currently serves as a director to the following privately held companies: BTI Systems, Inc., First Beverage Group, Focus Financial Partners LLC, Intervolve, Inc., LeadDog Marketing Group, Houghton Mifflin Harcourt, Mu Sigma, Inc. and Syncapse. Mr. Campbell earned a Bachelor’s degree in Economics from the University of Alberta in 1965 and a Master’s degree in Business Administration from the University of Western Ontario in 1967.

Mr. Campbell’s business experiences in a diverse group of major public companies, including service as the CEO of Philip Morris USA and in numerous executive positions in the financial services industry, gives our board a perspective on national and global economic developments and valued experience in the operations of large organizations.

Pierre Chao has been a director at KEYW since October 27, 2010. Mr. Chao is a Managing Partner and co-founder of Renaissance Strategic Advisors. From 2003 – 2007, Mr. Chao was the Director of Defense-Industrial Initiatives at the Center for Strategic and International Studies, a Washington D.C. based, non-partisan defense and foreign policy think tank. From 1999 to 2003, Mr. Chao was a managing director and senior aerospace/defense analyst at Credit Suisse First Boston (CSFB), where he was responsible for following the U.S. and global aerospace/defense industry. He remained a CSFB independent senior adviser with the Equity Research group and then Investment Banking from 2003 to 2006. Prior to joining CFSB, Mr. Chao was the senior aerospace/defense analyst at Morgan Stanley Dean Witter from 1995 to 1999 and he was the senior aerospace/defense industry analyst at Smith Barney during 1994. Prior to his career as a Wall Street analyst, Mr. Chao was a director at JSA International, a Boston/Paris-based management-consulting firm that focused on the aerospace/defense industry. Mr. Chao was also a co-founder of JSA Research, an equity research boutique specializing in the aerospace/defense industry. Before signing on with JSA, he worked in the New York and London offices of Prudential-Bache Capital Funding as a mergers and acquisitions banker focusing on aerospace/defense.

Mr. Chao brings over 25 years of management consulting, investment banking and policy expertise in the aerospace/defense industry. Mr. Chao earned dual Bachelor of Science degrees in Political Science and Management Science from the Massachusetts Institute of Technology (MIT). He is a holder of the right to use the Chartered Financial Analyst designation.

John Hannon has been a director at KEYW since August 22, 2008. Previously he served as a Director of Essex from September 2000 to 2007. From early 2000 to 2002, Mr. Hannon was the managing member of Networking Ventures, L.L.C., a privately held company that invested in technology companies. From 1979 to March 2000, Mr. Hannon served as the Chief Executive Officer of Pulse Engineering, Inc. an information security and signals processing company which was sold in March 2000. Mr. Hannon started his business career in 1963 after serving in the United States Marine Corps. Since that time, he has been involved in numerous entrepreneurial ventures. He is a past Director of the Armed Forces Communications and Electronics Association.

Mr. Hannon’s significant institutional knowledge of our company provides valuable insight to our board. His prior managerial experience and military service brings an enhanced understanding of government contract focused business to board deliberations.

Ken Minihan (Lt. General (Ret) USAF) has been a director at KEYW since August 22, 2008. Lt. General Minihan is a Managing Director of Paladin Capital Group and is focused on the development and implementation of new investment opportunities for Paladin’s Homeland Security Fund. Prior to joining Paladin, Lt. General Minihan was the 14th Director of the National Security Agency (NSA)/Central Security Service. While at the NSA, he was instrumental in the definition and implementation of the National Information Assurance Program. During his military service, Lt. General Minihan developed extensive experience in making new technologies operational and implementing leading edge services and products in a competitive environment where lives were often at risk. During the last twenty years of the Cold War and the transition to the Information Age, he was instrumental in the definition and selection of technology solutions to solve many difficult national security information needs. Throughout that time, Lt. General Minihan helped set the performance standards for information enterprise operations. Lt. General Minihan was the most recent Chairman and President of the Security Affairs Support Association (now known as INSA), which focuses on shared government and industry national intelligence and technology challenges. He also is a member of the Air Force Association, the National Military Intelligence Association and other national organizations. He has substantial experience in capital raising, enterprise operations, business development and business readiness assurance. He devotes considerable attention to and consults on national security affairs. Lt. General Minihan has a Bachelor of Arts degree from Florida State University, a Master of Arts degree from the Naval Postgraduate School, and has completed executive development programs at the University of Illinois and Harvard University. Among his awards and decorations are the National Security Medal, the Defense Distinguished Service Medal, the Bronze Star, the National Intelligence Distinguished Service Medal, and the Legion of Merit. He serves as a Director on the following boards: BAE Systems, Inc., ManTech International Corporation, Lacent Government Solutions, Lexis Nexis Special Services, American Government Solutions and CGI Federal.

Lt. General Minihan’s depth of knowledge from his military service and as a director of the NSA brings valuable expertise to our board. Further, his business experience with Paladin Capital Group brings industry expertise to our board that is compounded by his public sector service.

Art Money has been a director at KEYW since August 22, 2008. Previously, he served as a Director of Essex Corporation from January 2003 to January 2007. He is currently President of ALM Consulting specializing in command, control, and communications, intelligence, signal processing, and information processing. Mr. Money served as the Assistant Secretary of Defense for Command, Control, Communication and Intelligence (C3I) from October 1999 to April 2001. Prior to his Senate confirmation in that role, he was the Senior Civilian Official, Office of the Assistant Secretary of Defense for C3I from February 1998. Mr. Money also served as the Chief Information Officer for the Department of Defense from 1998 to 2001. From 1996 to 1998, he served as Assistant Secretary of the Air Force for Research, Development and Acquisition, and as CIO for the Air Force. He has received distinguished public service awards from the U.S. Department of Defense (Bronze Palm), the U.S. Air Force, and the U.S. Navy. Prior to his government service, Mr. Money held senior management positions (including President from 1989 to 1995) with ESL Inc., a subsidiary of TRW, and the TRW Avionics and Surveillance Group. Mr. Money serves on numerous United States Government panels, boards and commissions. He currently serves on the board of Electronic Warfare Associates, Inc., NovoDynamics, Inc., Nexsan Corporation and VirtualAgility. Mr. Money received a Bachelor of Science degree in Mechanical Engineering from San Jose State University in 1965, a Master of Science degree in Mechanical Engineering from University of Santa Clara in 1970 and attended the Harvard Executive Security Program in 1985 and the Program for Senior Executives at the Massachusetts Institute of Technology in 1988.

Mr. Money’s service in the intelligence sector and on the boards of numerous public companies and with sophisticated advisory groups, combined with his prior management experience in the private sector, brings a breadth of knowledge to our board.

Caroline Pisano has been a director at KEYW since August 22, 2008. Previously, she was a Director of Essex Corporation from September 2000 through January 2003 and served as General Counsel and Vice President of Finance of Essex from January 2003 to June 2004. From April 2000 through December 2002, Ms. Pisano was a member of Networking Ventures, L.L.C. From August 1996 to March 2000, Ms. Pisano served as General Counsel and Chief Financial Officer of Pulse Engineering, Inc., an information security and signal processing company which was sold in March 2000. From August 1992 to July 1996, Ms. Pisano served as a senior transactional attorney with the law firm of Wechsler, Selzer, and Gurvitch, Chartered. From June 1988 to August 1990, Ms. Pisano, was a certified public accountant, practiced public accounting and specialized in high tech and biotech companies. Ms. Pisano received her Juris Doctorate degree from the Washington College of Law at the American University in Washington, D.C. Ms. Pisano graduated Magna Cum Laude with a Bachelor of Science degree in Accounting from the University of Maryland. Although Ms. Pisano is an attorney and an accountant she likes to follow Jimmy Buffett’s advice and “say what you mean, mean what you say”. Ms. Pisano has four children and enjoys volunteering at her children’s public schools.

Ms. Pisano’s significant institutional knowledge of our company’s field of work gives our board valuable insight into our operations. Her prior managerial experience brings insightful business knowledge to bear on our board deliberations.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under the Exchange Act during its most recent fiscal year and Forms 5 with respect to its most recent fiscal year, the Company believes that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the respective reporting persons during the fiscal year ended December 31, 2011, except that Mr. Moodispaw filed a Form 4 relating to one transaction one day late.

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

Changes to Procedures for Security Holder Recommendation of Nominees

During the last fiscal year there were no changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our audit committee is comprised of Caroline Pisano, Art Money, and John Hannon. Ms. Pisano is the chairperson of our audit committee.

Audit Committee Financial Expert

Our board of directors has determined that Ms. Pisano qualifies as an “audit committee financial expert” under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002. In addition, our board of directors has determined that Ms. Pisano is an independent director under the listing standards of The NASDAQ Stock Market and is independent pursuant to Rule 10A-3 of the Exchange Act.

Board Composition

The biographical information presented above discusses the specific experience, qualifications, attributes and skills contributing to our conclusion that each director should serve as a member of our board. Our goal in selecting board members is to compose leadership that has a broad base of knowledge and experience targeted to our business and industry, which allows our board to engage in forthright discussion about our strategies, risks and plans as a company. Board members who have an investment stake in our company, either individually or as executives of entities that comprise some of our significant stockholders, have interests that are aligned with our company’s desire to grow and prosper. We believe that each board member has demonstrated business acumen and an ability to exercise sound and ethical judgment, as well as a commitment of service to our company and to our board of directors during the period leading up to this filing. Finally, we value their significant experience on other public company boards of directors and board committees, in government agencies, and in private companies, which when aggregated as a full board we feel provides the level of expertise necessary in directing our company.

Board Committees

Our board of directors has established an audit committee, a compensation committee, an ethics committee, and a nominating and corporate governance committee, with each committee having the composition and responsibilities described below effective upon the completion of this offering. The members of each committee are appointed by our board of directors.

Audit Committee

Our audit committee is comprised of Caroline Pisano, Art Money, and John Hannon. Ms. Pisano is the chairperson of our audit committee. Our board of directors has determined that each member of the audit committee meets the financial literacy requirements under the rules and regulations of the NASDAQ and that Ms. Pisano qualifies as an “audit committee financial expert” under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002. In addition, our board of directors has determined that each member of our audit committee is an independent director under the listing standards of The NASDAQ Stock Market and is independent pursuant to Rule 10A-3 of the Exchange Act. As provided for in the committee’s charter, as approved by our board of directors, our audit committee is responsible for, among other things:

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

Compensation Committee

Our compensation committee is comprised of Art Money, Bill Campbell and John Hannon. Mr. Money is the chairperson of our compensation committee. As provided for in the committee’s charter, as approved by our board of directors, our compensation committee is responsible for, among other things:

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

Ethics Committee

Our ethics committee is composed of Ken Minihan and Len Moodispaw. Mr. Moodispaw is the chairperson of our ethics committee. Our ethics committee is responsible for, among other things:

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is comprised of Ken Minihan and Pierre Chao. Mr. Minihan is the chairperson of our nominating and corporate governance committee. As provided for in the committee’s charter, as approved by our board of directors, our nominating and corporate governance committee is responsible for, among other things:

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

Compensation Discussion and Analysis

Introduction

The following discussion provides an overview and analysis of the compensation programs applicable to each person that served as our principal executive officer or principal financial officer during 2011 and our three other most highly compensated executive officers for 2011 (referred to herein as our Named Executive Officers, or NEOs), and certain executive compensation 2011 policies. This section also explains our general compensation philosophy and objectives and how we made compensation decisions for our NEOs for 2011. Our NEOs in 2011 were:

•	Len Moodispaw — President & Chief Executive Officer;
•	John Krobath — Chief Financial Officer;
•	Mark Willard — Chief Impact Officer;
•	Kim DeChello — Chief Administrative Officer; and
•	Ed Jaehne — Chief Strategy Officer.

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

Assessment of Competitive Practices and Role of Compensation Consultant.  We believe that competitive compensation programs are critical in attracting, retaining and motivating the talent KEYW needs to achieve its stated objectives. In the third quarter of 2009, our board of directors engaged Grant Thornton LLP, “Compensation Consultant”, to assist the compensation committee in its assessment of the competitiveness of our executive compensation practices. Pursuant to its engagement, Compensation Consultant completed a benchmarking analysis of total direct compensation for top executives and other key employees and made recommendations to management and the compensation committee regarding executive and key employee compensation. In addition, Compensation Consultant assisted in the design of a new annual incentive plan and a new long-term incentive plan for KEYW executives and employees commencing in 2011. See “— Components of Executive Compensation” below, for further discussion of our annual incentive and long-term incentive plans. Compensation Consultant performed its work under the direction and authority of the board of directors and the compensation committee, with input from management.

In May 2011, our board of directors engaged a Compensation Consultant to complete a series of benchmark activities to understand changes to executive and independent director compensation practices since the last study was conducted in 2009 prior to going public. The Compensation Consultant’s benchmarking analysis was based on two distinct peer groups (direct and indirect peers) which it developed jointly with executive management. We believe Direct Peers should serve as the primary reference point for evaluating the reasonableness of pay levels while practices should be shaped by a broader index including Indirect Peers.

The first peer group developed by the Compensation Consultant and executive management and examined by the compensation committee consisted of companies that are comparable to KEYW with respect to industry and size as measured by revenues. The compensation committee reviewed companies that provide similar services/products to the Intelligence Community, which we refer to as the Direct Peer Group. The Direct Peer Group was as follows:

• Aerovironment, Inc.	• Globe Communication Systems, Inc.
• American Science & Engineering, Inc.	• Integral Systems, Inc.
• Cogent, Inc.	• ICF International
• Dynamics Research Corporation	• Mercury Computer Systems
• Geoeye	• Sourcefire

The second peer group developed by the Compensation Consultant and executive management and examined by the compensation committee consisted of indirect competitors as follows:

• Astronics Corporation	• Kratos Defense Security Solutions
• Booz Allen Hamilton	• Mantech International Corporation
• CACI International	• NCI
• Digitalglobe	• SRA International
• Ducommun	• Symantec Corporation
• Flir Systems	• Verint Systems
• Global Defense Tech & Systems	• Viasat

The Compensation Consultant also utilized published survey data from the following sources:

•	2010/2011 Watson Wyatt Top Management Compensation Report;
•	2010 Mercer Executive Benchmark Database; and
•	Western Management Group 2010 — Government Contractors Compensation Survey.

The Compensation Consultant used these peer groups and industry surveys to present to the compensation committee data about salary, bonus and equity compensation at the 25th, 50th and 75th percentiles and the relative mix of these components of total compensation for executive and senior personnel positions at these comparable companies and in comparable industry and company groups. We use this compensation data as a reference point when setting compensation levels. Our compensation committee maintains discretion in determining the nature and extent to which this data is applied.

Components of Executive Compensation

The chart below lists and describes the elements currently included in our executive compensation program and summarizes our purpose in providing each such element. As further described below under “— Annual Incentives,” we did not have an annual incentive program in place for our executives for our 2009 fiscal year. We did include annual cash incentives as a component of our executive compensation program for 2010 and 2011.

Compensation Component	Description	Purpose
Base Salary	Base compensation for performing core responsibilities and contributions to the Company.	Provide steady source of income based primarily on scope of responsibility and years of experience.
Annual Incentives	Annual cash incentive opportunities are provided for under the KEYW Annual Incentive Plan and are expressed as a percentage of base salary. Threshold, target, and maximum incentive opportunities are established based on corporate, business unit, and individual goals.	Ensure focus on specific annual goals, provide annual performance-based cash compensation, and motivate achievement of critical short-term performance metrics.
Long-Term Incentives	Equity grants provided under our equity incentive plans to all executives and employees. Equity award types provided for include Stock Options and Restricted Stock

	Cash-based incentives also may be provided from time to time under our long-term incentive plan.	Align the interests of executives with stockholders, provide for executive ownership of stock, attract, retain and motivate key talent, and reward long-term growth of the business.

Compensation Component	Description	Purpose
Discretionary Awards	One-time awards of cash or equity.	Intended to recognize exceptional contributions to KEYW’s business by individual executives and employees.
Retirement, Health, & Welfare Benefits	Includes benefits such as:
  •    Health, dental and vision insurance   •    Life and disability insurance
  •    Long Term Care
  •    Paid Time Off & Holidays
  •    Company 401(k) contributions
	• Employee Stock Purchase Plan.	These benefits are part of our broad-based total compensation program, available to all full-time employees of the Company.

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

As described above, Compensation Consultant conducted a benchmarking analysis of total direct compensation for top executives and other key employees, which contained recommendations as to base salaries of our NEOs. The initial compensation target is the midpoint of the salary range of the benchmarking analysis. For 2011, the compensation committee approved the following increases to the base salary of our executive officers over 2010 base salaries based on a review of Compensation Consultant’s analysis and recommendations and the recommendations of our Chief Executive Officer (as to other executive officers) because overall base salaries are below the median market levels from the benchmark analysis.

Name/Title	2010 Base Salary	2011 Base Salary	Percentage Increase
Len Moodispaw President and Chief Executive Officer	$350,002	$415,002	18.57%
John Krobath Chief Financial Officer	$225,014	$250,016	11.11%
Mark Willard Chief Impact Officer	$240,011	$275,018	14.59%
Kim DeChello Chief Administrative Officer and Secretary	$200,013	$225,014	12.50%
Ed Jaehne Chief Strategy Officer	$200,013	$210,018	5.00%

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

Under the AIP, annual incentive opportunities are established each year as a percentage of each eligible employee’s base salary. For our Chief Executive Officer and other executive officers, performance goals and incentive opportunities are generally recommended by the compensation committee and determined by the board of directors in the first quarter of the fiscal year to which the award relates. For our Chief Executive Officer and other executive officers, annual incentive payments under the AIP are tied to company-wide financial performance targets. In establishing the AIP, the compensation committee and the board of directors felt that company-wide financial performance targets best gauge the performance of KEYW’s senior management team in growing short- and long-term stockholder value. For 2011, the compensation committee determined to set company-wide financial performance targets for our Chief Executive Officer and other executive officers based on the achievement of a combination of specified target revenue and specified target EBITDA, measured after giving effect to payments to employees under the AIP, which we refer to as the 2011 financial target. In particular, the compensation committee and the board of directors determined to weight achievement of the 2011 financial target 60% on the achievement of target revenue and 40% on the achievement of target EBITDA.

Annual incentive plan payouts for 2011 for our Chief Executive Officer and other executive officers were based on the extent to which actual revenue and EBITDA performance (weighted as described above) met the 2011 financial target, based on a sliding scale of performance. For our NEOs, actual revenue and EBITDA performance were required to achieve a minimum level of 90% of the 2011 financial target for awards to be paid under the AIP. For employees that are not executive officers, actual revenue and EBITDA performance were required to achieve a minimum level of either 80% or 90% of the 2011 financial target (or in the case of non-executive employees for which other performance targets were established, 80% or 90% of such other performance target), depending on the particular employee’s job title and position. For 2011, the Chief Executive Officer’s incentive opportunity ranged from 37.5% to 112.5% of base salary, with a target of 75% of base salary. For each other executive officer, his or her incentive opportunity ranged from 25% of base salary to 75% of base salary, with a target of 50% of base salary.

The following table sets forth the minimum, target and maximum annual incentive payments potentially payable to our Chief Executive Officer and our other executive officers based on the percentage achievement of the 2011 financial target. The table is based on 2011 annual salaries.

	2011 Base Salary	Payment Level/Percentage Achievement of 2011 Financial Target
Name		Minimum/90%	Target/100%	Maximum/110%
Len Moodispaw	$415,002	$155,626	$311,252	$466,877
John Krobath	$250,016	$62,504	$125,008	$187,512
Mark Willard	$275,018	$68,755	$137,509	$206,264
Kim DeChello	$225,014	$56,254	$112,507	$168,761
Ed Jaehne	$210,018	$52,505	$105,009	$157,514

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

Our compensation committee determined that the 2011 financial target at the Minimum/90% level was not achieved for KEYW but was achieved for some subsidiaries. Therefore, the compensation committee approved the payment of a bonus to the CEO and other executive offers based on a combination of subsidiary and individual performance. See also, “— Summary Compensation Table” and “— Grants of Plan Based Awards” herein.

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

In 2009, we awarded stock options and restricted stock awards to our NEOs under The KEYW Corporation 2008 Stock Incentive Plan (the 2008 Plan) and outside the 2008 Plan. These awards were made pursuant to initial equity awards for new hires and in response to the benchmark compensation analysis performed by Compensation Consultant, described above, which indicated that the equity component of our executive officers’ total compensation was under-weighted as compared to the peer companies reviewed in the Compensation Consultant analysis. Under the 2008 Plan, no stock options or restricted stock awards were awarded in 2010. In 2011, we awarded stock options and restricted stock awards to our NEOs under The KEYW Holding Corporation 2009 Stock Incentive Plan (the 2009 Plan). See “— Executive Compensation Tabular Disclosures — Grants of Plan-Based Awards Table” for a detailed description of equity awards made to our NEOs from 2009 to 2011 and “Executive Compensation — Equity Incentive Plans” for a detailed description of the 2008 and 2009 Plans.

Generally awards granted under the 2008 Plan vest ratably on an annual basis over five years. No option or stock awards to NEOs in 2009 departed from the standard five year vesting other than the following: (i) our CFO received 70,000 shares of restricted stock, issued pursuant to the 2008 Plan, which vest ratably on an annual basis over three years; (ii) our CFO was awarded options to purchase 195,000 shares of common stock outside of the 2008 Plan, which vest ratably on an annual basis over three years; and (iii) restricted stock awards to NEOs totaling 32,500 restricted shares, not issued under the 2008 Plan, that cliff vest on December 2, 2012. In addition, in early 2009, the board of directors determined to modify the vesting of awards so as to have these awards vest ratably on an annual basis over three years with an initial 25% vesting immediately. The board of directors determined that such three-year vesting would be applied to future awards.

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

Under the LTIP, long-term incentive awards are to be awarded annually to eligible employees.

In the near term, we anticipate that equity grants will be comprised mainly of stock options and restricted stock, based on the board of directors’ and compensation committee’s review of competitive compensation practices conducted in 2009 and 2011.

These analyses included an analysis of the group of peer companies selected by Compensation Consultant (as listed above) based on their relevance to our markets, size, and location and other market data to discern broader compensation trends in the market, as described above under “— Determination of Executive Compensation — Assessment of Competitive Practices and Role of Compensation Consultant.” We expect LTIP awards to be made in January or February of each year based on prior year performance.

Retirement, Health, & Welfare Benefits.  We operate in a competitive market for highly skilled technical and management staff who also hold high-level security clearances. As a result, our benefits programs must be competitive with those of our competitors since employees in our industry typically look at the complete compensation program being offered, including retirement, health and welfare benefits. Our benefits programs are available to all of our full-time employees and include health, dental and vision insurance, life insurance, disability insurance, long-term care, paid time off, company contributions under our 401(k) plan and employee stock purchase plan. We believe that it is important to maintain a competitive benefits program that complements our salary structure and confirms the commitment we have to maintaining a rewarding and enjoyable work environment.

Compensation Actions in Fiscal 2011

Our compensation committee continually reviews our compensation policies and practices. The review of these policies and practices is intended to further support the goals and objectives of our compensation programs as a whole. The following describes the compensation policies and practices that our compensation committee reviewed for 2011.

In the Company’s Proxy Statement filed on July 15, 2011, the board of directors of the Company recommended that shareholders vote (i) to approve the compensation of the Company’s NEOs (“Say-on-Pay”) and (ii) for the option of having a Say-on-Pay vote every three years. As previously reported, the Company’s shareholders approved the Say-on-Pay proposal and approved an annual Say-on-Pay Vote by a majority of the votes cast.

The Company considered the strong support by the shareholders for the Company’s compensation program as affirmation that the current compensation philosophy is on target with market peers and aligned with shareholder interests. There have been no major changes to compensation policies and decision since the results of the Say-on-Pay vote, nor does the Company anticipate any major change to the current compensation philosophy.

In the advisory vote on the frequency of holding the Say-on-Pay vote, 12,779,711 shares voted for one year, 264,465 shares voted for two years, 7,999,102 shares voted for three years, 156,600 shares abstained and there were 2,320,024 broker non-votes. The Company has considered the outcome of this advisory vote. Although a majority of the votes of the Company’s shareholders were cast at the Annual Meeting in favor of holding an annual, non-binding advisory vote on executive compensation, approximately 38% of the votes cast on the non-binding advisory “say on pay frequency” proposal were voted in favor of holding the non-binding advisory “say on pay” vote every three years.

Further, the board considered:

•	The advantage of a longer term perspective that a triennial vote would bring, in light of the significant equity component of the Company’s compensation program with vesting over three or more years, the value of which is directly linked to share performance. Further, a vote every three years provides a longer term compensation history and business performance track record against which to measure management’s strategic long-term business decisions and more frequent votes may focus undue attention on the particular year being reported as opposed to the longer term focus the Company is seeking to achieve through its compensation policies.
•	The strong support for the Company’s compensation program evidenced by the shareholders’ 2011 advisory “say on pay” vote on compensation in which approximately 67% of the shares voting on the proposal approved the executive compensation reflected in the Company’s 2011 proxy statement.
•	The board’s recommendation contained in the proxy statement for the Company’s 2011 Annual Meeting of Stockholders that the advisory “say on pay” vote be held every three years.

While the Company believes the views of its shareholders are important, in light of all of the above factors, the board has decided to conduct future shareholder advisory votes on executive compensation every three years until the next required “say on pay frequency” vote. As such, the next “say on pay” advisory vote will be held at the Company’s Annual Meeting of Stockholders to be held in 2014 unless the board of directors determines that a different frequency for such votes is in the best interests of the Company’s shareholders or until the next advisory “say on pay frequency” vote is held.

In January 2011, we issued LTIP grants to our NEOs totaling 19,800 restricted stock shares and non-qualified stock options to purchase 181,000 shares with a strike price of $14.57. The restricted stock cliff vests in 2014 and the options vest 25% on the grant and 25% on each of the first three anniversaries of the grant date.

In 2011, the compensation committee approved the increase of individual employee limits to a maximum of 1,000 shares per quarter effective January 2012 under the company’s Employee Stock Purchase Plan (“ESPP”). The ESPP was implemented on January 1, 2010. The ESPP offers a maximum 5,000,000 (five million) shares of Common Stock for purchase by employees over the ten year life of the ESPP. Employees are able to purchase shares through accumulated payroll deductions at 85% of the fair market value of the shares based on the closing sales price of the shares on the purchase date, which shall occur at the end of each fiscal quarter.

Compensation Actions in 2012

On January 27, 2012 AIP awards were paid based on 2011 NEO performance. KEYW did not meet the minimum financial metric targets; however certain subsidiaries deemed key to the compensation committee’s evaluation of performance did meet financial targets. Under its discretion as provided by the plan, the compensation committee determined to award additional cash awards to the NEOs based on individual performance on non-defined targets such as integration of all previous acquisitions.

Payments were as follows:

NEO	Annual Incentive Plan (AIP) Performance Award	AIP Discretionary Award	Total
Len Moodispaw(1)	$0	$0	$0
John Krobath	18,751	31,259	50,000
Mark Willard	20,626	29,374	50,000
Kim DeChello	15,001	34,999	50,000
Ed Jaehne	15,001	9,999	25,000

(1)	The compensation committee approved a $100,000 bonus payment for 2011 AIP/cash award to Mr. Moodispaw based on his performance and their confidence in him. Moodispaw declined the bonus payment to show his commitment in improving share value and aligning his interests with the shareholders.

In February 2012, we issued LTIP grants to our NEOs totaling 40,500 restricted stock shares and non-qualified stock options to purchase 121,500 shares with a strike price of $7.41. The restricted stock cliff vests in February 2015 and the options have performance-based vesting based on attainment of financial performance goals: 50% in February 2013, 25% in February 2014 and 25% in February 2015. If performance is not met prior to first vesting, the option is canceled.

In March 2012, we amended some NEO employment agreements to ensure compliance with Section 409A as well as include an evergreen termination date clause. The changes were made in order to more clearly define payment terms for severance payments per Section 409A as well as extend the current employment agreements that were set to expire in August 2012.

Tax and Accounting Considerations

Section 409A.  With the assistance of outside compensation consultant, in 2011 we completed our review of employment agreements for compliance with Section 409A of the Code, and reviewed our other executive compensation and benefits plans for compliance with Section 409A of the Code.

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

Summary Compensation Table

The following table sets forth the aggregate compensation awarded to, earned by, or paid to our Named Executive Officers (NEOs) in the last three fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(6)(7)		Option Awards ($)(6)(7)		Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)(8)		Total ($)
Len Moodispaw President and Chief Executive Officer	2011	412,502	—		94,705		353,694		—	(1)	43,480		904,381
	2010	348,080	—		—		—		131,300	(3)(4)	59,304		538,684
	2009	300,040	1,100,000	(5)	41,250		159,828		—		1,032,473	(9)	2,633,591
John Krobath(11) Chief Financial Officer	2011	249,054	—		58,280		119,319		50,000	(2)	227,353	(10)	704,006
	2010	224,053	—		—		26,786		56,300	(3)	44,488		351,627
	2009	120,969	—		412,500	(12)	515,829	(9)	—		19,501		1,068,799
Mark Willard Chief Impact Officer	2011	273,671	—		58,280		127,841		50,000	(2)	59,708		569,500
	2010	238,881	—		—		—		60,000	(3)	65,250		364,131
	2009	210,621	—		27,500		53,276		—		39,442		330,839
Kim DeChello Chief Administrative Officer	2011	215,399	—		48,081		106,534		50,000	(2)	57,679		477,693
	2010	198,769	—		—		—		50,000	(3)	58,511		307,280
	2009	167,669	—		27,500		53,276		—		33,118		281,563
Ed Jaehne(13) Chief Strategy Officer	2011	206,169	—		29,140		63,921		25,000	(2)	48,454		372,684
	2010	199,280	—		—		14,441		50,000	(3)	49,189		312,910
	2009	94,308	—		27,500		76,776		—		5,131		203,715

(1)	The compensation committee approved a $100,000 bonus payment for 2011 AIP to Mr. Moodispaw based on his performance and their full confidence in him. Mr. Moodispaw declined the bonus payment to show his commitment in improving share value and aligning his interests with the shareholders.

(2)	On January 27, 2012 AIP awards were paid based on achievement of applicable performance targets of some subsidiaries. KEYW did not meet the minimum targets but the compensation committee, under their discretion provided by the plan, determined to award additional cash awards to the NEOs based on their individual performance on non-defined targets such as integration of all previous acquisitions into one KEYW.
(3)	2010 AIP awards were paid January 28, 2011 based on the achievement of the applicable performance targets as determined by the compensation committee. See table title “Payment Level/Percentage Achievement of 2010 Financial Target” above in Executive Compensation.
(4)	Mr. Moodispaw invested a portion of this bonus in KEYW common stock by purchasing 10,000 shares on February 11, 2011.
(5)	Reflects the portion of the one-time bonus we paid Mr. Moodispaw in 2009 to cover the purchase price of certain common stock and warrants subsequently purchased by Mr. Moodispaw in 2009. See “Compensation Discussion and Analysis — Components of Executive Compensation — Discretionary Awards” above.
(6)	Amounts reported in this column reflect the aggregate grant date fair value as calculated under FASB ASC Topic 718. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements which are included elsewhere in this Form 10-K, for a description of the assumptions used in making these calculations.
(7)	Equity awards granted to our NEOs in 2010 and 2011 were issued out of our 2009 Plan. Equity awards granted to our NEOs in 2009 were issued out of our 2008 Plan with the exception of 195,000 shares of non-qualified stock options to our CFO which were not part of the 2008 or 2009 plans. See “— Executive Compensation — Equity Incentive Plans” for a description of our 2009 and 2008 Plans.
(8)	Represents KEYW matching contributions under our 401(k), employee stock purchase plan, paid time off (PTO) payouts of amounts over the accrual limits, plan and premiums paid by KEYW for health, dental, vision, long-term care, life and disability insurance, as well as an expense allowance to cover miscellaneous non-travel business expenses. Except as described in footnotes (9 and 10) to the Summary Compensation Table, none of the benefits included in the “All Other Compensation” column above for any of our NEOs exceeds the greater of $25,000 or 10% of the total amount of benefits for that NEO.
(9)	Reflects the portion of the one-time bonus we paid Mr. Moodispaw in 2009 as a gross-up payment to cover taxes associated with the company paying Mr. Moodispaw the purchase price for certain common stock and warrants subsequently purchased by Mr. Moodispaw in 2009. See “Compensation Discussion and Analysis — Components of Executive Compensation — Discretionary Awards” above.
(10)	Includes gain on restricted stock vesting in the amount of $184,200.
(11)	Mr. Krobath’s employment commenced on May 6, 2009.
(12)	We provided Mr. Krobath with an initial equity award of 20,000 options in connection with the commencement of his employment, and equity awards of 75,000 shares of restricted stock and 220,000 options in 2009 which the compensation committee recommended and the board of directors approved to grant to Mr. Krobath to raise his equity ownership in the Company to an acceptable level for his position in the Company.
(13)	Mr. Jaehne’s employment commenced June 15, 2009.

Grants of Plan-Based Awards Table

The following table sets forth the equity incentive plan awards made to the NEOs during fiscal year 2011.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All other stock awards: Number of shares of stock or units (#)(2)	All other options awards: Number of securities underlying options (#)(3)	Exercise price of option awards ($/Sh)	Grant date fair value of stock and option awards ($)(4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Len Moodispaw	1/31/11	155,626	311,252	466,877	—	—	—	6,500	83,000	14.57	448,399
John Krobath	1/31/11	62,504	125,008	187,512	—	—	—	4,000	28,000	14.57	177,599
Mark Willard	1/31/11	68,755	137,509	206,264	—	—	—	4,000	30,000	14.57	186,121
Kim DeChello	1/31/11	56,254	112,507	168,761	—	—	—	3,300	25,000	14.57	154,615
Ed Jaehne	1/31/11	52,505	105,009	157,514	—	—	—	2,000	15,000	14.57	93,061

(1)	Amounts in these columns show the range of payouts that was possible under the Company’s AIP based on performance during 2011, as described in the Compensation Discussion and Analysis section above. The actual bonus amounts that were paid in 2012 based on 2011 performance are shown in the Summary Compensation table above in the column titled “Non-Equity Incentive Plan Compensation”.
(2)	These awards are scheduled to vest on January 31, 2014, subject to continued employment with us through that date.
(3)	Non-Qualified Stock Options granted under the 2009 Plan. These awards are scheduled to vest with respect to 25% of the award on grant date in each of 2011, 2012, 2013 and 2014.
(4)	Amounts reported in this column reflect the aggregate grant date fair value as calculated under FASB ASC Topic 718. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements, which are included elsewhere in this Form 10-K, for a description of the assumptions used in making these calculations.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the equity awards outstanding as of the end of fiscal year 2011 held by each NEO.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date(1)	Number of Shares of Stock That Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($)(2)
Len Moodispaw	20,750	62,250	14.57	1/30/2021	6,500	(3)	48,100
	37,500	37,500	5.50	10/15/2019	7,500	(4)	55,500
					30,980	(5)	228,942
John Krobath	7,000	21,000	14.57	1/30/2021	4,000	(3)	29,600
	3,750	3,750	12.65	10/26/2020	5,000	(4)	37,000
	142,500	77,500	5.50	10/15/2019	20,000	(6)	148,000
	8,000	12,000	5.50	7/15/2019
Mark Willard	7,500	22,500	14.57	1/30/2021	4,000	(3)	29,600
	12,500	12,500	5.50	10/15/2019	5,000	(4)	37,000
					22,000	(5)	162,580
Kim DeChello	6,250	18,750	14.57	1/30/2021	3,300	(3)	24,420
	12,500	12,500	5.50	10/15/2019	5,000	(4)	37,000
					22,000	(5)	162,580
Ed Jaehne	3,750	11,250	14.57	1/30/2021	2,000	(3)	14,800
	2,500	2,500	10.00	7/27/2020	5,000	(4)	37,000
	12,500	12,500	5.50	10/15/2019	1,500	(5)	11,085
	4,000	6,000	5.50	7/15/2019

(1)	The grant date is 10 years and one day prior to the expiration date.
(2)	Market value for this purpose is determined based on the number of shares outstanding multiplied by our stock price of $7.40 on December 30, 2011, less any award price per share.
(3)	These awards are scheduled to vest on January 31, 2014, subject to continued employment with us through that date.
(4)	These awards are scheduled to vest on December 2, 2012, subject to continued employment with us through that date.

(5)	These awards are scheduled to vest on July 31, 2012, subject to continued employment with us through that date. Award price was $0.01 per share.
(6)	This award is scheduled to vest on April 1, 2012.

Option Exercises and Stock Vested at Fiscal Year End

The following table shows the number of shares acquired by each of the NEOs during 2011 through stock option exercises and vesting of restricted stock awards.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)(1)
Len Moodispaw	—	—	30,980	(2)	228,942
John Krobath	—	—	20,000		148,000
Mark Willard	—	—	22,000	(2)	162,580
Kim DeChello	—	—	22,000	(2)	162,580
Ed Jaehne	—	—	1,500	(2)	11,085

(1)	Market value for this purpose is determined based on the number of shares vested multiplied by our stock price of $7.40 on December 30, 2011, less any award price per share.
(2)	Award price was $0.01 per share.

Employment Agreements

We have entered into employment agreements with all of our NEOs. Each agreement provides for retention of the NEO for an employment term continuing through August 3, 2012, which we refer to as the “guaranteed employment term.” In addition, each agreement provides that if we terminate the employment of the NEO without “cause” or for “disability” prior to the expiration of the guaranteed employment term, the NEO is entitled to receive compensation and benefits otherwise payable to him or her through the later to occur of August 3, 2012 or the last day of actual employment, whichever is greater. Pursuant to the employment agreements, upon the expiration of the guaranteed employment term, an NEO’s employment is converted to “at-will” employment and the NEO is no longer entitled any severance payments under the employment agreement. Payment and benefit levels were not based on independent competitive analysis but represent what we believed to be reasonable protections. Severance and change-in-control protections provided for in the employment agreements were not considered when making decisions on compensation elements as those protections were provided specifically to attract and retain executive management and provide certainty of employment and the opportunity to benefit from long-term appreciation in equity value during KEYW’s initial growth.

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

The right of each NEO under his or her employment agreement to receive payment upon a change of control is commonly referred to as a “single trigger” payment right (i.e., the NEO’s employment does not have to be terminated following the change of control for the executive to receive the cash payment). The board of directors and compensation committee considered the inclusion of a single trigger payment mechanism upon a change of control as part of the full package of benefits contained in each NEO’s employment agreement. The board of directors and compensation committee believe that it is important for KEYW, in attracting and retaining executive management that it provide certainty of employment and the opportunity to benefit from long-term appreciation in equity value during KEYW’s initial growth. There has been considerable consolidation of companies within our industry and attracting high-level management can be difficult in that environment. Accordingly, as described above, the employment agreements provide each NEO with a guaranteed employment term through the earlier of 2012 or a change of control. If KEYW is acquired in a change of control prior to 2012, the board of directors and compensation committee believe it is important in attracting and retaining executive management that they be compensated for the termination of their guaranteed employment term and for potentially foregoing the long-term appreciation in equity value that they might realize if the company were to continue operating independently until 2012. By providing that the executive is paid on a change of control regardless of whether the executive has been terminated or demoted or has otherwise experienced any diminution in compensation or duties, the board of directors believes that it is providing its NEOs with a reasonable and desirable level of financial security in the event that we experience a change-of-control prior to 2012.

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

The agreements contain the following specific terms for each 2011 NEO:

Len Moodispaw.  Mr. Moodispaw’s employment agreement provides for his employment as President and Chief Executive Officer during the guaranteed employment period. Under his employment agreement, Mr. Moodispaw is entitled to an initial base salary of $350,002 per year, subject to the approval of the board of directors, who may from time to time alter his base salary. In addition, Mr. Moodispaw is entitled to certain benefits, including vacation, health insurance and other insurance benefits.

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

Kim DeChello.  Ms. DeChello’s employment agreement provides for her employment as Executive Vice President, Secretary during the guaranteed employment period. Under her employment agreement, Ms. DeChello is entitled to an initial base salary of $200,013 per year, subject to the approval of the board of directors, who may from time to time alter her base salary. In addition, Ms. DeChello is entitled to certain benefits, including vacation, health insurance and other insurance benefits.

Ed Jaehne.  Mr. Jaehne’s employment agreement provides for his employment as Vice President, Chief Strategy Officer during the guaranteed employment period. Under his employment agreement, Mr. Jaehne is entitled to an initial base salary of $200,013 per year, subject to the approval of the board of directors, who may from time to time alter his base salary. In addition, Mr. Jaehne is entitled to certain benefits, including vacation, health insurance and other insurance benefits.

Potential Payments Upon Termination or Change of Control

The employment agreements for our NEOs, described above, have certain provisions that provide for payments to them (a) in the event of the termination of their respective employment without cause and (b) upon a change of control. Upon the occurrence of a Change of Control, KEYW or its successor in interest shall pay to the NEO in immediately available funds a cash payment based on the terms of their respective Employment Agreements. In the event the NEO’s employment is terminated solely by the Company without Cause, or due to the NEO’s disability, the Company shall pay to the NEO the compensation and benefits otherwise payable to him through the last day of his actual employment by the Company or through the remainder of his Employment Period, whichever is greater. These payments are conditioned on execution of a waiver and release agreement and shall be paid within ten days after the release becomes effective and such revocation rights have lapsed.

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

The following table sets forth the Company’s estimated payment obligations that would arise in the event of (i) the termination of the NEO’s employment without cause or (ii) a change of control of KEYW. The estimated payments assume that the relevant termination or change of control occurred as of December 31, 2011, using the price of our common stock as of December 30, 2011, which was $7.40 per share. The table below reflects original employment agreements.

	TERMINATION WITHOUT CAUSE			CHANGE-OF-CONTROL
	Severance Pay ($)(1)	Welfare Benefits Continuation ($)(1)	Total ($)	Cash Payment ($)(2)	Accelerated Vesting of Stock Options ($)(3)(4)	Accelerated Vesting of Restricted Stock ($)(3)(4)	Total ($)
Len Moodispaw	299,360	9,084	308,444	2,272,126	71,250	332,542	2,675,918
John Krobath	169,163	8,676	177,839	809,526	170,050	214,600	1,194,176
Mark Willard	192,103	8,750	200,853	892,932	35,625	229,180	1,157,737
Kim DeChello	157,554	3,952	161,506	716,525	23,750	224,000	964,275
Ed Jaehne	139,379	8,680	148,059	683,558	35,150	62,885	781,593

(1)	See “Executive Compensation — Employment Agreements” above for a description of the severance payment and benefits continuation that would be payable to the NEO upon termination without cause.
(2)	See “Executive Compensation — Employment Agreements” above for a description of the calculation of the cash payment owed to an NEO upon a change of control.
(3)	Assumes full vesting of stock options and restricted stock awards in connection with a change of control. See “Executive Compensation — Equity Incentive Plan” below for a description of the potential acceleration of stock options and restricted stock awards in connection with a change of control.
(4)	Calculated based on our common stock share price of $7.40 as of December 30, 2011.

Amended Employment Agreements

On March12, 2012 the company entered into amended employment agreements for the following NEOs: Len Moodispaw, John Krobath, Mark Willard and Kim DeChello.

The amendments changed the current employment term which ran through August 2012 by extending the term date to February 28, 2014. An evergreen clause was added to allow automatic extensions for successive additional years unless the Company notifies the employee in writing that the Employment period shall not be extended. The amendment also states that applicable payments for Change of Control will be within sixty (60) days of the occurrence. The compensation committee determined it was in the Company’s best interest to enter into these amendments in order to retain the current NEOs as well as establish the evergreen feature for future agreements to attract and retain senior management since it is typical market practice to include such a feature. The amended agreements give the Company flexibility by having shorter rolling term agreements that can be terminated annually versus the longer commitments with fixed terms.

The following table sets forth the Company’s estimated payment obligations under the amended employment agreements that would arise in the event of (i) the termination of the NEO’s employment without cause or (ii) a change of control of KEYW. The estimated payments assume that the relevant termination or change of control occurred as of December 31, 2011, using the price of our common stock as of December 30, 2011, which was $7.40 per share. The table below reflects amended employment agreements.

	TERMINATION WITHOUT CAUSE			CHANGE-OF-CONTROL
	Severance Pay ($)(1)	Welfare Benefits Continuation ($)(1)	Total ($)	Cash Payment ($)(2)	Accelerated Vesting of Stock Options ($)(3)(4)	Accelerated Vesting of Restricted Stock ($)(3)(4)	Total ($)
Len Moodispaw	951,658	29,522	981,180	2,272,126	71,250	332,542	2,675,918
John Krobath	562,137	28,197	590,334	809,526	170,050	214,600	1,194,176
Mark Willard	624,374	28,438	652,812	892,932	35,625	229,180	1,157,737
Kim DeChello	511,230	12,843	524,073	716,525	23,750	224,000	964,275

(1)	See “Executive Compensation — Employment Agreements” above for a description of the severance payment and benefits continuation that would be payable to the NEO upon termination without cause.
(2)	See “Executive Compensation — Employment Agreements” above for a description of the calculation of the cash payment owed to an NEO upon a change of control.
(3)	Assumes full vesting of stock options and restricted stock awards in connection with a change of control. See “Executive Compensation — Equity Incentive Plan” below for a description of the potential acceleration of stock options and restricted stock awards in connection with a change of control.
(4)	Calculated based on our common stock share price of $7.40 as of December 30, 2011.

Equity Incentive Plans

2008 Stock Incentive Plan

Overview.  The KEYW Corporation 2008 Stock Incentive Plan (which we refer to as our 2008 Stock Incentive Plan, or 2008 Plan) was adopted by our wholly-owned subsidiary, The KEYW Corporation, on July 31, 2008 (inception). Pursuant to a corporate restructuring, we assumed the 2008 Plan and the awards thereunder from The KEYW Corporation, in December 2009. The purpose of the 2008 Plan is to enhance our ability to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate such persons to serve KEYW and to expend maximum effort to improve the business results and earnings of KEYW, by providing to such persons an opportunity to acquire or increase a direct proprietary interest in the operations and future success of KEYW. Under the 2008 Plan, 1,000,000 shares of our common stock were reserved for issuance as potential awards under the plan. As of December 31, 2011, options to purchase 557,373 shares of our common stock were outstanding under the 2008 Plan and 328,900 shares of restricted stock were outstanding under the 2008 Plan.

In general, options and restricted shares awarded under the 2008 Plan are subject to vesting over a five-year period beginning on the grant date, except for grants of stock options in an amount less than 1,000 shares. These awards vest over a three-year period.

As of December 31, 2011, outstanding options under the 2008 Plan had a weighted average exercise price of $5.38 per share, and had expiration dates ranging from October 2, 2018 to December 29, 2019. In connection with the adoption of our 2009 Plan (described below), we ceased making awards under the 2008 Plan, and no additional shares are reserved for new grants under the 2008 Plan. The 2008 Plan remains in effect, however, with respect to awards outstanding under the plan.

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

2009 Stock Incentive Plan

Overview.  The KEYW Holding Corporation 2009 Stock Incentive Plan (which we refer to as our 2009 Stock Incentive Plan, or 2009 Plan), was adopted on December 29, 2009. As with our 2008 Plan, the purpose of the 2009 Plan is to enhance our ability to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate such persons to serve KEYW and to expend maximum effort to improve the business results and earnings of KEYW, by providing to such persons an opportunity to acquire or increase a direct proprietary interest in the operations and future success of KEYW. The 2009 Plan provides for the grant of stock options (in the form of either incentive stock options or non-qualified stock options), restricted stock, and restricted stock units (RSUs). Awards may be made under the 2009 Plan to any employee, officer, or director of KEYW or, except for incentive stock options, to any consultant or adviser currently providing services to KEYW. Under the 2009 Plan, 12,000,000 shares of our common stock are reserved for issuance under the plan; provided, however, that awards will not be granted in excess of 12% of our total issued and outstanding common stock at any given time. Of the total shares reserved under the plan, as of December 31, 2011, non-qualified stock options for 1,486,300 shares of our common stock were outstanding and 218,300 shares of restricted stock were outstanding under the 2009 Plan. No RSUs or incentive stock options have been issued under the 2009 Plan. As of December 31, 2011, outstanding options under the 2009 Plan had a weighted average exercise price of $10.93 per share and had expiration dates ranging from December 29, 2019 to November 30, 2021.

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

Non-Plan Awards

Grants Made Outside of the 2008 Plan and 2009 Plan.  On October 16, 2009, our CFO was awarded options to purchase 195,000 shares of common stock outside of the 2008 Plan pursuant to a Non-Qualified Stock Option Agreement. The options, which vest ratably on an annual basis over three years beginning on October 16, 2010 and expire on October 15, 2019, have a per share exercise price of $5.50. In addition, on December 2, 2009, our NEOs received restricted stock awards pursuant to Restricted Stock Agreements with each grantee, such awards totaling 27,500 restricted shares. These shares of restricted stock cliff vest on December 2, 2012. On July 31, 2008, our NEOs received restricted stock awards pursuant to Restricted Stock Agreements with each grantee, such awards totaling 374,900 restricted shares. These shares vest 20% on grant date and then the next four anniversaries of the grant date. In 2011, no options or restricted stock were issued as Non-Plan awards.

Effect of Certain Corporate Transactions.  Under the Restricted Stock Agreements for the grants made on December 2, 2009, upon a change in control these awards will either (i) automatically vest fifteen (15) days prior to the consummation of a change in control and will remain exercisable for a period of fifteen (15) days, or (ii) in the sole discretion of the board of directors, may be cancelled and converted into the right to receive a cash payment equal to the product of the number of shares subject to such award and the amount, if any, by which the formula or fixed price per share paid to holders of shares of stock pursuant to the transaction exceeds the price applicable to the restricted shares.

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

For 2011, the board of directors and the compensation committee approved the following changes to non-employee director compensation levels:

•	Annual retainer of $30,000 for board service;
•	Audit committee chairperson retainer of $10,000;
•	Compensation committee chairperson retainer of $5,000;
•	Ethics committee chairperson retainer of $5,000; and
•	Nominating and corporate governance committee chairperson retainer of $5,000.

The table below summarizes the compensation paid by KEYW to non-employee directors for the fiscal year ended December 31, 2011.

Director Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Bill Campbell	32,500	—	32,500
Pierre Chao	20,000	—	20,000
John Hannon	—	—	—
Ken Minihan	27,500	—	27,500
Art Money	32,500	—	32,500
Caroline Pisano	37,000	—	37,000

Compensation Policies and Practices as they Relate to Risk Management

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

Compensation Committee Interlocks and Insider Participation

No person who served as a member of the compensation committee during the last completed fiscal year: (a) was, during the fiscal year, an officer or employee of the Company; (b) was formerly an officer of the Company; or (c) had any relationships requiring disclosure under Item 404 of Regulation S-K.

During the last completed fiscal year: (a) no executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the compensation committee of the Company; (b) no executive officer of the Company served as a director of another entity, one of whose executive officers served on the compensation committee of the Company; and (c) no executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

Compensation Committee Report

The Compensation Committee, which is composed solely of independent directors of the Board of Directors, assists the Board in fulfilling its responsibilities with regard to compensation matters, and is responsible under its charter for determining the compensation of KEYW’s executive officers. The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” section of this 2011 Annual Report on Form 10-K with management, including our CEO, Leonard E. Moodispaw, and our CFO, John E. Krobath. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the “Compensation Discussion and Analysis” section be included in KEYW’s 2011 Annual Report on Form 10-K.

Compensation Committee

Arthur L. Money
William I. Campbell
John G. Hannon

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table and accompanying notes set forth as of February 24, 2012, information with respect to the beneficial ownership of the Company’s Common Stock, $0.001 par value per share by (i) each person or group who beneficially owns more than 5% of the Common Stock, (ii) each of the directors of the Company, (iii) each of the officers of the Company named in the Summary Compensation Table, and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated by footnote, the nature of all beneficial ownership is direct.

Name and Address of Beneficial Owner*	Amount and Nature of Beneficial Ownership	Percent of Class(1)
5% Owners
AllianceBernstein LP(2)	1,920,550	7.4%
Baron Capital Group, Inc. and related parties(3)	2,500,000	9.7%
Corporate Office Properties Trust and related parties(4)	1,950,000	7.5%
GEF Capital Company, LLC and related parties(5)	2,488,638	9.3%
The Hannon Family LLC and related parties(6)	2,250,000	8.5%
Pioneer Global Asset Management S.p.A. and related parties(7)	2,272,809	8.8%
Pioneer Investment Management, Inc. and related parties(8)	2,266,493	8.8%
Vedanta Opportunities Fund, L.P. and related parties(9)	1,969,092	7.4%
Directors and Executive Officers
Len Moodispaw(10)	1,269,500	4.9%
John Krobath(11)	267,320	1.0%
Mark Willard(12)	163,000	**
Kim DeChello(13)	162,732	**
Ed Jaehne(14)	44,534	**
Bill Campbell(15)	30,387	**
Pierre Chao(16)	2,500	**
John Hannon(17)	442,601	1.7%
Ken Minihan(18)	19,000	**
Art Money(19)	19,000	**
Caroline Pisano(20)	1,270,230	4.9%
All Directors and Executive Officers as a Group (11 persons)(21)	3,690,804	13.5%

*	The address of all directors and executive officers is c/o The KEYW Holding Corporation, 1334 Ashton Road, Suite A, Hanover, MD 21076.
**	Less than 1%.
(1)	The percentages are calculated on the basis of 25,859.267 shares outstanding as of February 24, 2012 plus, for each person listed, securities deemed outstanding pursuant to Rule 13d-3(d)(1) under the Exchange Act. All restricted stock regardless of vesting status is included since these shares have voting rights.
(2)	Based on a Schedule 13G filed with the SEC on February 13, 2012 by AllianceBernstein LP. Principal Business Office address is 1345 Avenue of the Americas, New York, NY 10105.
(3)	Based on Schedule 13G/A filed with the SEC on February 14, 2012 by Baron Capital Group, Inc., BAMCO, Inc., Baron Small Cap Fund and Ronald Baron. Principal Business Office address is 767 Fifth Avenue, 49th Floor, New York, NY 10153.
(4)	Based on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 10, 2012 by Corporate Office Properties Trust, Corporate Office Properties, L.P. Principal Business Office address is address is 6711 Columbia Gateway Drive, Suite 300, Columbia, MD 21046.

(5)	Based on a Schedule 13G filed with the SEC on February 14, 2011 by GEF Capital Company Holdings, LLC, GEF Management Corporation and Global Environment Capital Company, LLC. Principal Business Office address is c/o Global Environment Fund, 5471 Wisconsin Avenue, Suite 300, Chevy Chase, MD 20815.
(6)	Based on a Schedule 13G/A filed with the SEC on February 9, 2012, by The Hannon Family LLC, Glenn A. Hannon, Natalie R. Hannon Kizer and Nichole Potee. Principal Business Office address is 4416 East West Highway, Bethesda, MD 20814.
(7)	Based on a Schedule 13G filed with the SEC on February 7, 2012 by Pioneer Global Asset Management S.p.A. (PGAM). Principal Business Office address is Galleria San Carlo 6, Milan, Italy. According to such Schedule 13G, PGAM is a holding company incorporating all of the Pioneer Investments asset management business (including Pioneer Investment Management, Inc. (PIM) and additional PGAM subsidiaries) and may therefore be deemed to beneficially own the shares indicated. According to the Schedule 13G, the indicated shares are owned by (i) collective investment vehicles (funds) advised by PIM and (ii) funds advised by other advisors that are direct or indirect wholly-owned subsidiaries of PGAM. In their roles as investment manager or advisor to such funds, PIM and such additional PGAM subsidiaries possess investment and/or voting control over the indicated shares. Oak Ridge Investments, LLC, as sub-advisor to PIM, has shared power to dispose or to direct the disposition of 1,817,593 of such shares.
(8)	Based on a Schedule 13G filed with the SEC on February 7, 2012 by Pioneer Investment Management, Inc. (PIM). Principal Business Office address is 60 State Street, Boston, MD 02109. According to such Schedule 13G, PIM is a direct subsidiary of PGAM. PGAM is a holding company incorporating all of the Pioneer Investments asset management business (including PIM and additional PGAM subsidiaries). According to the Schedule 13G, the indicated shares are owned by (i) collective investment vehicles (funds) advised by PIM and (ii) funds advised by other advisors that are direct or indirect wholly-owned subsidiaries of PGAM. In their roles as investment manager or advisor to such funds, PIM and such additional PGAM subsidiaries possess investment and/or voting control over the indicated shares. Oak Ridge Investments, LLC, as sub-advisor to PIM, has shared power to dispose or to direct the disposition of 1,817,593 of such shares.
(9)	Based on a Schedule 13G filed with the SEC on January 18, 2011 by Vedanta Opportunities Fund, L.P., Vedanta Associates, L.P., Vedanta Partners, LLC, Alessandro Piol and Parag Saxena. Principal Business Office address is 540 Madison Avenue, 38th Floor, New York, NY 10022.
(10)	Shares deemed to be beneficially owned by Leonard E. Moodispaw include: (i) shares held by Mr. Moodispaw himself, who directly owns 214,593 shares of common stock, 30,000 shares held jointly with his spouse, 183,900 of restricted stock and presently exercisable rights to acquire 20,000 shares of common stock through warrants and 79,000 shares of common stock through stock options; and (ii) shares held by The Leonard E. Moodispaw 2009 Grantor Retained Annuity Trust which holds 426,507 shares of common stock and presently exercisable rights to acquire 315,500 shares of common stock through warrants. Mr. Moodispaw has voting and dispositive power over the shares beneficially owned by the trust. Mr. Moodispaw disclaims beneficial ownership of the shares held by the trust except to the extent of his pecuniary interest therein.
(11)	Of the shares shown as beneficially owned, 6,820 are owned directly by Mr. Krobath, 86,500 shares are restricted stock, 5,750 represent presently exercisable rights to acquire common stock through warrants, and 168,250 represent presently exercisable rights to acquire common stock through stock options.
(12)	Of the shares shown as beneficially owned, 9,000 are owned directly by Mr. Willard, 126,500 shares are restricted stock and 27,500 represent presently exercisable rights to acquire common stock through stock options.
(13)	Of the shares shown as beneficially owned, 11,932 are owned directly by Ms. DeChello, 125,800 shares are restricted stock and 25,000 represent presently exercisable rights to acquire common stock through stock options.
(14)	Of the shares shown as beneficially owned 534 are owned directly by Mr. Jaehne, 17,500 shares are restricted stock and 26,500 represent presently exercisable rights to acquire common stock through stock options.
(15)	Of the shares shown as beneficially owned, 20,387 are owned directly by Mr. Campbell and 10,000 represent presently exercisable rights to acquire common stock through stock options under his consulting firm Sanoch Management LLC.
(16)	Of the shares shown as beneficially owned, 2,500 are owned directly by Mr. Chao.

(17)	Of the shares shown as beneficially owned, 71,530 are owned directly by Mr. Hannon. Shares deemed to be beneficially owned by Mr. Hannon include 29,491 shares of common stock owned by The John G. Hannon Revocable Trust U/A DTD 03/09/04 and presently exercisable rights to acquire 272,728 shares of common stock through warrants held by such trust. Mr. Hannon has voting and dispositive power over the shares owned by the above entities. Mr. Hannon disclaims beneficial ownership of the shares except to the extent of his pecuniary interest therein. Also deemed as beneficially owned by Mr. Hannon include 56,852 shares of common stock owned by a daughter who resides in his household and presently exercisable rights to acquire 12,000 shares of common stock through warrants. Mr. Hannon disclaims beneficial ownership of these securities.
(18)	Of the shares shown as beneficially owned by Mr. Minihan, 3,500 shares are restricted stock and 15,500 represent presently exercisable rights to acquire common stock through stock options.
(19)	Of the shares shown as beneficially owned by Mr. Money, 3,500 shares are restricted stock and 15,500 represent presently exercisable rights to acquire common stock through stock options.
(20)	Shares deemed to be beneficially owned by Caroline S. Pisano include: (i) shares held by Ms. Pisano herself, who beneficially owns 841,820 shares of common stock and presently exercisable rights to acquire 20,000 shares of common stock through warrants; (ii) presently exercisable rights to purchase 403,410 shares of common stock through warrants held by The Caroline S. Pisano 2009 Irrevocable Trust and (iii) 5,000 shares owned by her mother who resides in her household. Ms. Pisano has voting and dispositive power over the shares beneficially owned by the trust. Ms. Pisano disclaims beneficial ownership of the shares held by the trust except to the extent of her pecuniary interest therein and disclaims beneficial ownership of the securities held by her mother.
(21)	Of the shares shown as beneficially owned, 367,250 represent presently exercisable rights to acquire Common Stock through stock options and 1,049,388 represent presently exercisable rights to acquire common stock through warrants.

Change in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plan Information

See page 29.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

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

Lease.  Our headquarters facility is located in Hanover, Maryland, and is leased from Corporate Office Properties, L.P., or COP, an affiliate of the Company until September 30, 2011. Please see “Compensation Committee Interlocks and Insider Participation” for the description of this transaction.

Salary.  Gwen Pal, who is our Vice President and Chief Compliance Officer, is the daughter of Len Moodispaw, our Chief Executive Officer and a member of our board of directors. In 2011, Ms. Pal’s annual salary was approximately $99,622.

Review, Approval or Ratification of Transactions with Related Persons

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

Our board of directors has undertaken a review of the independence of each director under the NASDAQ Marketplace Rules and under applicable securities laws and rules. As a result of this review, our board of directors affirmatively determined that Mr. Campbell, Mr. Chao, Mr. Hannon, Mr. Minihan, Mr. Money and Ms. Pisano, representing a majority of our seven directors, are “independent directors” as defined under the NASDAQ Marketplace Rules and that each member of our audit committee satisfies the independence requirements of Rule 10A-3 of the Exchange Act.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company uses Grant Thornton LLP as its principal accountant. The following table shows the fees that were billed to the Corporation by Grant Thornton LLP for professional services rendered for the fiscal years ended December 31, 2011 and December 31, 2010.

Fee Category	2011	2010
(In thousands)
Audit Fees	$462,684	$133,589
Audit-Related Fees	33,600	246,861
Tax Fees	—	—
All Other Fees	61,710	59,350
Total Fees	$557,994	$439,800

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

Tax Fees

This category includes fees for tax return preparation and related tax services.

All Other Fees

This category includes fees for products and services provided by Grant Thornton LLP that are not included in the services reported above and out-of-pocket expenses consisting primarily of travel expenses. The primary component of these fees are compensation consulting fees.

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

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	(1) Consolidated Financial Statements

(2)	Financial Statement Schedules — All financial statement schedules required by Item 8 and Item 15 of Form 10-K have been omitted because the information requested is not required, not applicable, or is shown in the Consolidated Financial Statements or Notes thereto.
(3)	Exhibits — See Exhibit Index, which is incorporated in this item by reference.
(b)	Exhibits — See Exhibit Index, which is incorporated in this item by reference.
(c)	Financial Statement Schedules — Included in Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE KEYW HOLDING CORPORATION (Registrant)
By: /s/ Leonard E. Moodispaw Leonard E. Moodispaw President and Chief Executive Officer; Principal Executive Officer March 15, 2012
By: /s/ John E. Krobath John E. Krobath Executive Vice President and Chief Financial Officer; Principal Financial and Accounting Officer March 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William I. Campbell William I. Campbell, Director March 15, 2012	/s/ Arthur L. Money Arthur L Money, Director March 15, 2012
/s/ Pierre A. Chao Pierre Chao, Director March 15, 2012	/s/ Leonard E. Moodispaw Leonard E. Moodispaw, Director March 15, 2012
/s/ John G. Hannon John G. Hannon, Director March 15, 2012	/s/ Caroline S. Pisano Caroline S. Pisano, Director March 15, 2012
/s/ Kenneth A. Minihan Kenneth A. Minihan, Director March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
The KEYW Holding Corporation

We have audited The KEYW Holding Corporation’s (a Maryland corporation) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The KEYW Holding Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on The KEYW Holding Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in a reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

In our opinion, The KEYW Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control —  Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The KEYW Holding Corporation and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 15, 2012, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Baltimore, Maryland
March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
The KEYW Holding Corporation

We have audited the accompanying consolidated balance sheets of The KEYW Holding Corporation (a Maryland corporation) and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The KEYW Holding Corporation and subsidiaries’ as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Baltimore, Maryland
March 15, 2012

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,294	$5,795
Receivables	40,630	30,406
Inventories, net	7,242	5,183
Prepaid expenses	2,511	1,950
Income tax receivable	27	55
Deferred tax asset, current	1,193	1,475
Total current assets	52,897	44,864
Property and equipment, net	8,707	3,306
Goodwill	164,466	130,374
Other intangibles, net	39,002	22,716
Deferred tax asset	2,348	3,772
Other assets	211	232
TOTAL ASSETS	$267,631	$205,264
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,136	$6,292
Accrued expenses	4,370	5,847
Accrued salaries & wages	9,644	5,442
Revolver	49,500	—
Deferred income taxes	1,591	578
Total current liabilities	69,241	18,159
Long-term liabilities:
Non-current deferred tax liability	17,430	11,869
Other non-current liabilities	301	125
TOTAL LIABILITIES	86,972	30,153
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5 million shares authorized, none issued	—	—
Common stock, $0.001 par value; 100 million shares authorized, 25,770,795 and 25,554,533 shares issued and outstanding	26	26
Additional paid-in capital	173,371	168,358
Retained earnings	7,262	6,727
Total stockholders’ equity	180,659	175,111
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$267,631	$205,264

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Revenues
Services	$159,748	$95,665	$32,743
Integrated Solutions	30,839	12,323	6,294
Total	190,587	107,988	39,037
Costs of Revenues, excluding amortization
Services	115,343	69,312	23,475
Integrated Solutions	18,607	7,132	4,443
Total	133,950	76,444	27,918
Gross Profit
Services	44,405	26,353	9,268
Integrated Solutions	12,232	5,191	1,851
Total	56,637	31,544	11,119
Operating Expenses
Operating expenses	41,399	27,264	11,373
Intangible amortization expense	13,410	6,440	2,055
Total	54,809	33,704	13,428
Operating Income (Loss)	1,828	(2,160)	(2,309)
Non-Operating Expense (Income), net	1,075	(20,880)	783
Income (Loss) before Income Taxes	753	18,720	(3,092)
Income Tax (Expense) Benefit, net	(218)	(7,814)	979
Net Income (Loss)	$535	$10,906	$(2,113)
Weighted Average Common Shares Outstanding
Basic	25,991,914	17,581,887	12,062,930
Diluted	28,903,869	21,275,487	12,062,930
Earnings (Loss) per Share
Basic	$0.02	$0.62	$(0.18)
Diluted	$0.02	$0.51	$(0.18)

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital (APIC)	(Accumulated Deficit) Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2009	8,626,750	$9	$28,345	$(2,066)	$26,288
Net loss	—	—	—	(2,113)	(2,113)
Restricted stock issuances to management	107,500	—	74	—	74
Private placement, net of related costs	5,345,818	5	29,396	—	29,401
Warrant reclassification from liability, net	—	—	7,460	—	7,460
Restricted stock forfeitures	(26,800)	—	—	—	—
Stock issued as part of the ESD acquisition	135,052	—	743	—	743
Stock repurchase	(800)	—	(4)	—	(4)
Stock based compensation	—	—	490	—	490
BALANCE, DECEMBER 31, 2009	14,187,520	$14	$66,504	$(4,179)	$62,339
Net income	—	—	—	10,906	10,906
Warrant exercise	1,152,791	1	4,975	—	4,976
Option exercise	11,878	—	90	—	90
Restricted stock forfeitures	(800)	—	—	—	—
Warrants issued in conjunction with sub-debt	—	—	585	—	585
Stock issued in initial public offering, net of expenses	9,639,090	10	88,813	—	88,823
Stock issued as part of Everest acquisition	149,054	—	2,109	—	2,109
Stock issued as part of Sycamore acquisition	87,500	—	1,050	—	1,050
Stock issued as part of IIT acquisition	250,000	1	2,312	—	2,313
Stock based compensation	77,500	—	1,920	—	1,920
BALANCE, DECEMBER 31, 2010	25,554,533	$26	$168,358	$6,727	$175,111
Net income	—	—	—	535	535
Warrant exercise	78,455	—	422	—	422
Option exercise	50,296	—	434	—	434
Restricted stock issuances	152,800	—	569	—	569
Restricted stock forfeitures	(12,000)	—	—	—	—
Stock issued as part of JKA Technologies, Inc. acquisition	200,643	—	2,464	—	2,464
Stock issued as part of Forbes Analytic Software, Inc. acquisition	171,970	—	1,943	—	1,943
Stock based compensation	—	—	2,260	—	2,260
Stock repurchase	(425,902)	—	(3,079)	—	(3,079)
BALANCE, DECEMBER 31, 2011	25,770,795	$26	$173,371	$7,262	$180,659

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Net income (loss)	$535	$10,906	$(2,113)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock compensation	2,829	1,920	561
Depreciation/Amortization	15,492	7,200	2,365
Warrant accounting	—	—	690
Loss on disposal of equipment	—	10	—
Non-cash interest expense	—	585	—
Non-cash impact of TAGG earn-out reduction	—	(21,950)	—
Windfall tax benefit from option exercise	(144)	—	—
Deferred taxes	(2,036)	7,668	(876)
Decrease (increase) in balance sheet items:
Receivables	(1,784)	(7,294)	(5,242)
Inventory	(1,903)	(848)	(3,064)
Prepaid expenses	1,288	(911)	(1,023)
Accounts payable	(2,694)	(419)	56
Accrued expenses	(1,554)	1,708	965
Other balance sheet changes	274	(213)	210
Net cash provided by (used in) operating activities	10,303	(1,638)	(7,471)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(58,573)	(92,008)	(18,928)
Purchase of property and equipment	(3,508)	(1,909)	(1,069)
Proceeds from sale of equipment	—	128	4
Net cash used in investing activities	(62,081)	(93,789)	(19,993)
Cash flows from financing activities:
Proceeds from stock issuances	—	88,823	29,400
Proceeds from term note	—	5,000	—
Proceeds from revolver	79,500	19,600	—
Proceeds from subordinated debt	—	8,250	—
Repayment of debt	(30,000)	(32,850)	—
Repurchase of stock	(3,079)	—	—
Windfall tax benefit from option exercise	144	—	—
Proceeds from option and warrant exercises	712	5,066	—
Net cash provided by financing activities	47,277	93,889	29,400
Net (decrease) increase in cash and cash equivalents	(4,501)	(1,538)	1,936
Cash and cash equivalents at beginning of period	5,795	7,333	5,397
Cash and cash equivalents at end of period	$1,294	$5,795	$7,333
Supplemental disclosure of cash flow information:
Cash paid for interest	$680	$1,076	$—
Cash paid for taxes	$228	$—	$131
Equity used in acquisitions	$4,407	$6,057	$743

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

We have acquired thirteen businesses or operating entities since our inception including S&H Enterprises of Central Maryland, Inc. (“S&H”) on September 2, 2008, Integrated Computer Concepts, Incorporated (“ICCI”) and its wholly owned subsidiary Coreservlets.com, Inc. on September 30, 2008, the majority of assets from Embedded Systems Design, Inc. (“ESD”) on July 23, 2009, the government contracting assets of Leading Edge Design & Systems, Inc. (“LEDS”) on October 29, 2009, the assets of the Systems Engineering and Technical Assistance unit that supports the National Reconnaissance Office from General Dynamics Advanced Information Systems, Inc. (“Recon”) on December 8, 2009, The Analysis Group, LLC (“TAGG”) on February 22, 2010, Insight Information Technology, LLC (“IIT”) on March 15, 2010, Sycamore.US, Inc. (“Sycamore”) on November 29, 2010, Everest Technology Solutions, Inc. (“Everest”) on December 10, 2010, JKA Technologies, Inc. (“JKA”) on March 31, 2011, Forbes Analytic Software, Inc. (“FASI”) on May 2, 2011, Flight Landata, Inc. (“FLD”) and its wholly owned subsidiary FLI-HI, LLC on August 5, 2011 and certain government contracting assets from National Semiconductor Corporation (“TI”) on December 16, 2011. See Note 2 — Acquisitions for additional information on these acquisitions.

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

All revenue is net of intercompany and intersegment adjustments. All reported revenue belongs to the performing organization.

Cost of Revenues

Cost of revenues consists primarily of compensation expenses for program personnel, the fringe benefits associated with this compensation and other direct expenses incurred to complete programs, including cost of materials and subcontract efforts.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Our inventory consists of specialty products that we manufacture on a limited quantity basis for our customers. We manufacture at quantity levels that are projected to be sold in the six month period following production. The Company has not had any products sold below their standard pricing less applicable volume discounts. In 2011, we recorded an inventory reserve for certain products where the market has not developed as expected.

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies  – (continued)

Provisions for depreciation and amortization are computed on either a straight-line method or accelerated methods acceptable under accounting principles generally accepted in the United States of America (“US GAAP”) over the estimated useful lives of between 3 and 7 years. Leasehold improvements are amortized over the lesser of the lives of the underlying leases or the estimated useful lives of the assets.

Long-Lived Assets (Excluding Goodwill)

The Company follows the provisions of FASB ASC topic 360-10-35, Impairment or Disposal of Long-Lived Assets in accounting for long-lived assets such as property and equipment and intangible assets subject to amortization. The guidance requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. The possibility of impairment exists if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived asset being evaluated. Impairment losses are measured as the difference between the carrying value of long-lived assets and their fair market value based on discounted cash flows of the related assets. Impairment losses are treated as permanent reductions in the carrying amount of the assets. The Company has not recorded any impairments since inception.

Goodwill

Purchase price in excess of the fair value of tangible assets and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. In accordance with FASB ASC Topic 350-20, Goodwill, the Company tests for impairment at least annually, using a two-step approach. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. As of the measurement of October 1, 2011, the Company operates as a single reporting unit. The fair value of the reporting unit is estimated using a market capitalization approach. If the carrying amount of the unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company performed the test during the fourth quarter of fiscal years 2011 and 2010 and found no impairment to the carrying value of goodwill. Management has concluded that there have been no events subsequent to the impairment test that would indicate an impairment of goodwill.

Intangibles

Intangible assets consist of the value of customer related intangibles acquired in various acquisitions. Intangible assets are amortized on a straight line basis over their estimated useful lives unless the pattern of usage of the benefits indicates an alternative method is more representative. The useful lives of the intangibles range from one to seven years.

Concentrations of Credit Risk

Substantially all of the Company’s cash and cash equivalents at financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) were fully insured by the FDIC at December 31, 2011. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to cash. In addition, we have credit risk associated with our receivables that arise in the ordinary course of business. In excess of 90% of our contracts are issued by the U.S. Government and any disruption to cash payments from our end customer could put the Company at risk.

Use of Estimates

Management uses estimates and assumptions in preparing these consolidated financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Significant estimates include amortization lives, depreciation lives, income taxes and stock compensation expense. Actual results could vary from the estimates that were used.

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

Research and Development

Internally funded research and development expenses are expensed as incurred and are included in cost of operations in the accompanying consolidated statement of operations. In accordance with FASB ASC Topic 730 — Research and Development, such costs consist primarily of payroll, materials, subcontractor and an allocation of overhead costs related to product development. Research and development costs totaled $2,323,000, $990,000 and $585,000 for years ended December 31, 2011, December 31, 2010 and December 31, 2009, respectively.

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

For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax liability or benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax obligations or benefits and subsequent adjustments as considered appropriate by management. The Company’s policy is to record interest and penalties as an increase in the liability for uncertain tax obligations or benefits and a corresponding increase to the income tax provision. No such adjustments were recorded as of December 31, 2011, December 31, 2010, or December 31, 2009.

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies  – (continued)

The following table presents the calculation of basic and diluted net income per share (in thousands):

	December 31, 2011	December 31, 2010	December 31, 2009
Net income	$535	$10,906	$(2,113)
Weighted average shares – basic	25,992	17,582	12,063
Effect of dilutive potential common shares	2,912	3,693	— (1)
Weighted average shares – diluted	28,904	21,275	12,063
Net income per share – basic	$0.02	$0.62	$(0.18)
Net income per share – diluted	$0.02	$0.51	$(0.18)
Anti-dilutive employee share-based awards, excluded	768	—	—
Outstanding options and warrants, total	6,828	6,401	6,654

(1)	Dilutive shares pre-IPO were not calculated using the Treasury method as there was no market under which to purchase shares

Employee equity share options, restricted shares, and warrants granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options and in-the-money warrants and unvested restricted stock. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible, are collectively assumed to be used to repurchase shares.

Share-Based Compensation

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

The following assumptions were used for option grants during the periods ended December 31, 2011, December 31, 2010, and December 31, 2009.

Dividend Yield — The Company has never declared or paid dividends on its common stock and has no plans to do so in the foreseeable future.

Risk-Free Interest Rate — Risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term approximating the expected life of the option term assumed at the date of grant.

Expected Volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The expected volatility is based on the historical volatility of existing comparable public companies for a period that approximates the estimated life of the options due to a lack of sufficient trading history in our stock.

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

Segment Reporting

FASB ASC Section 280, Segment Reporting, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. The guidance also establishes standards for related disclosures about products and services, geographic areas and major customers. Management has concluded that the Company, beginning in the fourth quarter of 2011, operates in two segments based upon the information used by the chief operating decision maker to evaluate the performance of its business and allocating resources and capital. These segments are Services and Integrated Solutions. Our Services segment is for revenue generated from labor-based activities. The Integrated Solutions segment contains all activities of our Company that are Product related or originated from a product.

Recently Issued Accounting Pronouncements

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies  – (continued)

In June 2011, the FASB issued a new accounting standard on the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. We are required to adopt this standard as of the beginning of 2013. We do not believe the adoption of this standard will have an impact on the presentation of our financial statements.

In September 2011, the FASB issued guidance that simplified how entities test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. We will adopt this guidance in 2012. This guidance is not expected to have a material effect on our financial statements.

2. ACQUISITIONS

The Company has completed thirteen acquisitions since it began operations in August 2008. The acquisitions were made to increase the Company’s skill sets and to create sufficient critical mass to be able to serve as prime contractor on significant contracts. All of the acquisitions resulted in the Company recording goodwill and other intangibles. The goodwill was a result of the acquisitions focusing on acquiring cleared personnel to expand our presence with our main customers. The value of having that personnel generated the majority of the goodwill from the transactions and drove much of the purchase price. Several of the acquisitions involved issuance of Company common stock. The stock price for acquisition accounting was determined by the fair value on the acquisition date.

Details of the eight acquisitions completed since January 1, 2010 are outlined below:

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

The earn-out shares were contingent upon achieving certain average revenue and margin thresholds for calendar years 2010 and 2011. The Company accounted for the contingent earn-out shares under the liability method which requires the contingency shares to be revalued at each balance sheet date to the fair market value of the stock and based on the probability of the targets being achieved. The contingent shares were recorded at a $9.25 per share value at acquisition. Thus the total value of the transaction was approximately $57 million. Beginning in the second quarter of 2010, the Company has written down the value of the earn-out in each quarter with reductions of one million shares in each of the second and third quarters of 2010 and the remaining balance of 372,973 shares being written off in the fourth quarter of 2010. The resulting

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. ACQUISITIONS  – (continued)

earn-out balance was zero at December 31, 2010 and all dates subsequent. These write-downs were taken due to a combination of actual performance and reductions in the forecasted revenue for TAGG. The Company recognized approximately $21.9 million of income from the reduction in the earn-out accrual during 2010. Based on the calculations specified in the purchase agreement, no earn-out was achieved.

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. ACQUISITIONS  – (continued)

JKA Technologies, Inc.

On March 31, 2011, the Company acquired all of the outstanding stock of JKA Technologies, Inc. (“JKA”) for $11.3 million in cash and 200,643 shares of KEYW common stock valued at $12.28 per share, for a total purchase price of approximately $14 million. The Company has recorded $2.7 million of intangibles exclusively related to acquired contracts that have an estimated life of 3 years. This was an acquisition of a Qualified Subchapter S Subsidiary (QSub) which allows the transaction to be treated as an asset acquisition for tax purposes, thereby allowing the Company to amortize goodwill over 15 years for tax reporting. The goodwill is not amortizable for GAAP reporting.

JKA was founded in 2002 and is headquartered in Columbia, MD. JKA offers a broad range of mission critical cyber superiority solutions and support including network engineering, information assurance, and systems and software engineering. JKA had approximately 65 employees at the time of acquisition, of whom approximately 60 have security clearances at the highest level.

Forbes Analytic Software, Inc.

On May 2, 2011, the Company acquired all of the outstanding stock of Forbes Analytic Software, Inc. (“FASI”) for $15.2 million in cash and 171,970 shares of KEYW common stock valued at $11.30 per share, for a total purchase price of approximately $16.7 million. The Company has recorded $2.8 million of intangibles exclusively related to acquired contracts that have an estimated life of 3 years. In conjunction with the transaction, the Company has made a 338(h)10 election that treats the transaction as an asset purchase for tax purposes, thereby permitting the Company to amortize the goodwill over 15 years for tax reporting. The goodwill is not amortizable for GAAP reporting.

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

Flight Landata, Inc.

On August 5, 2011, the Company acquired Flight Landata, Inc. (“FLD”) and its wholly owned subsidiary FLI-HI, LLC for $35.2 million in cash. The goodwill and intangible assets associated with this acquisition are not deductible for tax purposes, however the identified intangible assets are amortized under US GAAP. The Company has recorded $21.7 million of intangibles related to acquired contracts, technology, and customer relationships. These assets will be amortized over estimated useful lives of 24 – 29 months.

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

National Semiconductor Corporation

On December 16, 2011, the Company acquired certain government contracting assets from National Semiconductor Corporation (“TI”) for $2.0 million in cash and $2.0 million in contingent consideration. The Company has recognized $1.5 million of goodwill and $2.5 million of intangibles associated with this transaction. Eighteen fully-cleared personnel joined the Company as part of this acquisition.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. ACQUISITIONS  – (continued)

The total purchase price paid for the acquisitions described above have been allocated as follows (in thousands):

	TAGG	IIT	Sycamore	Everest	JKA	FASI	FLD	TI
						(Unaudited)
Cash	$2,841	$531	$1,224	$403	$8	$452	$4,614	$—
Current assets, net of cash acquired	5,590	697	3,942	3,914	2,934	2,413	5,126	—
Fixed assets	18	59	75	155	87	14	3,875	—
Intangibles	10,457	1,797	5,898	4,690	2,680	2,775	21,741	2,500
Goodwill	43,143	8,181	20,358	23,764	9,097	14,155	11,456	1,500
Other current assets	—	—	18	—	—	—	—	—
Total Assets Acquired	62,049	11,265	31,515	32,926	14,806	19,809	46,812	4,000
Current liabilities	6,093	952	3,465	2,817	1,079	2,661	944	2,000
Long-term obligations	21,950	—	—	—	—	—	10,636	—
Total Liabilities Assumed	28,043	952	3,465	2,817	1,079	2,661	11,580	2,000
Net Assets Acquired	$34,006	$10,313	$28,050	$30,109	$13,727	$17,148	$35,232	$2,000
Net Cash Paid	$31,165	$7,469	$25,776	$27,597	$11,255	$14,753	$30,618	$2,000
Equity Issued	—	2,313	1,050	2,109	2,464	1,943	—	—
Actual Cash Paid	$34,006	$8,000	$27,000	$28,000	$11,263	$15,205	$35,232	$2,000

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. ACQUISITIONS  – (continued)

The tables below summarize the unaudited pro forma income statements for 2011 and 2010 assuming these acquisitions had been completed on the first day of the earliest period presented. These pro forma statements do not include any adjustments that may have resulted from synergies between the acquisitions or for amortization of intangibles other than during the period the acquired entities were part of the Company. The 2011 activity for JKA, FASI and FLD includes the financial activity in 2011 prior to acquisition. The 2010 activity for TAGG, Insight, Sycamore, and Everest represents the financial activity in 2010 prior to acquisition. Activity for the TI acquisition is not included for any period presented due to its immateriality.

	For the Year Ended December 31, 2011 (In thousands)
	JKA	FASI	FLD	KEYW	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Audited)	(Unaudited)
Revenue	$3,381	$3,903	$17,282	$190,587	$215,153
Cost of Revenues	1,659	2,258	8,317	133,950	146,184
Gross Profit	1,722	1,645	8,965	56,637	68,969
Operating Expenses	1,844	3,611	3,124	54,809	63,388
Operating (Loss) Income	(122)	(1,966)	5,841	1,828	5,581
Non-operating (Income) Expense	(2)	39	214	1,075	1,326
(Loss) Income before Taxes	(120)	(2,005)	5,627	753	4,255
Tax Expense	—	—	2,257	218	2,475
Net (Loss) Income	$(120)	$(2,005)	$3,370	$535	$1,780

	For Year Ended December 31, 2010 (In thousands)
	TAGG	IIT	Sycamore	Everest	JKA	FASI	FLD	KEYW	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Audited)	(Unaudited)
Revenue	$3,854	$1,066	$20,524	$19,719	$12,921	$11,730	$22,321	$107,988	$200,123
Cost of Revenues	3,227	904	14,763	12,163	9,104	6,377	10,278	76,444	133,260
Gross Profit	627	162	5,761	7,556	3,817	5,353	12,043	31,544	66,863
Operating Expenses	720	204	4,947	8,772	2,360	3,731	3,321	33,704	57,759
Operating (Loss) Income	(93)	(42)	814	(1,216)	1,457	1,622	8,722	(2,160)	9,104
Non-operating (Income) Expense	(5)	—	—	(3)	—	19	119	(20,880)	(20,750)
(Loss) Income before Taxes	(88)	(42)	814	(1,213)	1,457	1,603	8,603	18,720	29,854
Tax Expense	—	—	—	—	—	—	3,439	7,814	11,253
Net (Loss) Income	$(88)	$(42)	$814	$(1,213)	$1,457	$1,603	$5,164	$10,906	$18,601

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. FAIR VALUE MEASUREMENTS  – (continued)

liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

At December 31, 2011 and December 31, 2010, the Company did not have any financial assets or liabilities that were carried at fair value.

4. ACCOUNTS RECEIVABLES

Accounts receivable consist of the following:

	(In thousands)
Accounts Receivable	December 31, 2011	December 31, 2010
Billed AR	$25,717	$24,194
Unbilled AR	14,913	6,212
Total AR	$40,630	$30,406

Unbilled amounts represent revenue recognized which could not be billed by the period end based on contract terms. The majority of the unbilled amounts were billed subsequent to period end. Retainages typically exist at the end of a project and/or if there is a disputed item on an invoice received by a customer. At December 31, 2011 and December 31, 2010, retained amounts are insignificant and are expected to be collected subsequent to the balance sheet date.

Management does not currently have an allowance for doubtful accounts recorded because management believes that all of the accounts receivable are fully collectible.

Most of the Company’s revenues are derived from contracts with the U.S. Government, in which we are either the prime contractor or a subcontractor, depending on the award.

5. INVENTORIES

Inventories at December 31, 2011 and December 31, 2010, consisted of work in process at various stages of production and finished goods. This inventory, which consists primarily of mobile communication devices, is valued at the lower of cost (as calculated using the weighted average method) or market. The cost of the work in process consists of materials put into production, the cost of labor and an allocation of overhead costs. At December 31, 2011, we reserved $471,000 for certain inventory items where the market has not developed as expected, no such reserve was deemed necessary at December 31, 2010.

6. PREPAID EXPENSES

Prepaids at December 31, 2011 and December 31, 2010 primarily consist of prepaid insurance, bonuses, rent, prepaid taxes and professional fees.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. PROPERTY AND EQUIPMENT

Property and equipment are as follows:

	(In thousands)
Property and Equipment	December 31, 2011	December 31, 2010
Aircraft	$5,249	$—
Buildings and Improvements	1,459	564
Manufacturing Equipment	1,839	1,435
Office Equipment	3,317	2,400
Total	$11,864	$4,399
Accumulated Depreciation	(3,157)	(1,093)
Property and Equipment, net	$8,707	$3,306

Depreciation expense charged to operations was $2,082,000, $760,000 and $310,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Certain of our aircraft and equipment are stored and operated out of military bases located overseas.

8. AMORTIZATION OF INTANGIBLE ASSETS

The following values and useful lives were assigned to intangible assets (other than goodwill) for the acquisitions noted below.

	December 31, 2011 (In thousands)
Acquisition	Intangible	Gross Book Value	Accumulated Amortization	Net Book Value
S&H	Contracts – Fixed Price Level of Effort	$1,606	$972	$634
ICCI	Contracts – Fixed Price Level of Effort	1,181	802	379
ICCI	Contracts – T&M and IDIQ	3,018	2,886	132
ESD	Contracts	1,207	590	617
LEDS	Contracts	1,019	856	163
Recon	Contracts	925	722	203
TAGG	Contracts	10,457	6,463	3,994
IIT	Contracts	1,615	964	651
IIT	Trade name	182	109	73
Sycamore	Contracts	5,898	2,130	3,768
Everest	Contracts	4,690	1,016	3,674
JKA	Contracts	2,680	670	2,010
FASI	Contracts	2,775	462	2,313
FLD	Customer Relationships	17,549	3,026	14,523
FLD	Contracts	2,234	465	1,769
FLD	Technology Assets	1,958	338	1,620
TI	Contracts	2,500	21	2,479
		$61,494	$22,492	$39,002

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. AMORTIZATION OF INTANGIBLE ASSETS  – (continued)

	December 31, 2010 (In thousands)
Acquisition	Intangible	Gross Book Value	Accumulated Amortization	Net Book Value
S&H	Contracts – Fixed Price Level of Effort	$1,606	$746	$860
S&H	Proposed New Business	3	3	—
ICCI	Contracts – Fixed Price Level of Effort	1,181	560	621
ICCI	Contracts – T&M and IDIQ	3,018	2,501	517
ESD	Contracts	1,207	349	858
ESD	New Business & Non-compete	22	22	—
LEDS	Contracts	1,019	662	357
Recon	Contracts	925	519	406
TAGG	Contracts	10,457	2,977	7,480
IIT	Contracts	1,615	426	1,189
IIT	Trade name	182	48	134
Sycamore	Contracts	5,898	164	5,734
Everest	Contracts	4,690	130	4,560
		$31,823	$9,107	$22,716

Estimated future intangible amortization expense by year (In thousands):
2012	2013	2014	2015	2016
$19,425	$14,814	$2,693	$1,591	$479

The Company recorded amortization expense of $13.4 million, $6.4 million and $2.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

9. DEBT

In February 2011, the Company entered into a new $50 million credit facility that includes an accordion feature allowing for an additional $25 million in borrowing. The credit facility is a 3 year agreement and is a multi-bank facility with Bank of America as lead bank. In conjunction with the FLD acquisition, the Company increased the credit facility to $65 million and reloaded the accordion to $25 million. The borrowing availability under this facility is based on KEYW’s ‘Total Leverage Ratio’ which is a relationship between ‘Funded Indebtedness’ to EBITDA as defined in the credit agreement. The agreement contains standard financial covenants. When drawing funds on this facility we have the option of choosing between a ‘Euro Rate Loan’ which is based on the British Bankers Association LIBOR or a ‘Base Rate Loan’ which is based on the higher of (a) the Federal Funds Rate plus ½ of 1.0%, (b) the Prime Rate, or (c) The Eurodollar Rate plus 1.0%. If we select the ‘Euro Rate Loan’ the actual ‘applicable rate’ would be 200 to 300 basis points above the stated rate depending on our most recent quarterly calculation of our ‘Total Leverage Ratio’. If we select the ‘Base Rate Loan’ the actual ‘applicable rate’ would be 100 to 200 basis points above the stated rate depending on our most recent quarterly calculation of our ‘Total Leverage Ratio’. We are able to lock in our selected interest rates for periods of up to six months. At December 31, 2011, we have an outstanding balance of $49.5 million under this facility at interest rates ranging from 2.69% – 2.87% depending on length of lock-in with varying maturity dates of up to six months. While the current line expires February 28, 2014, we manage the line based on the lock in agreements which are for periods of up to six months and thus categorize the amounts as current on the balance sheet. The Company is in compliance with all loan covenants at December 31, 2011. The entire credit facility is collateralized by substantially all assets of the Company. The available balance at December 31, 2011 under this credit facility was $15.5 million plus the accordion feature. Interest expense recognized in the year ended December 31, 2011 related to this agreement was approximately $907,000. Interest expense for the years ended December 31, 2010 and December 31, 2009 was $1,076,000 and $0, respectively.

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

The option grants during 2011 consist of options issued to new hires, employees acquired through acquisitions and discretionary awards. All equity issuances are priced at market value based upon our publicly-traded share price on the date of grant.

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

The Black-Scholes model requires certain inputs related to dividend yield, risk-free interest rate, expected volatility and forfeitures in order to price the option values. During 2011, our assumptions related to these inputs were as follows:

	2011	2010	2009
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	0.87% – 2.24%	1.00% – 3.00%	2.00%
Expected volatility	28.35% – 36.35%	28.35% – 38.55%	34.91% – 56.49%
Forfeitures	15.00% – 39.00%	15.00% – 30.00%	20.00%

A summary of stock option activity is as follows:

	Number of Shares	Option Exercise Price	Weighted Average Exercise Price
Outstanding 12/31/2008	175,750
Granted	887,000	$5.00 – $5.50	$5.49
Exercised	—	—	$—
Cancelled	(30,500)	$5.00 – $5.50	$5.03
Outstanding 12/31/2009	1,032,250
Granted	811,400	$5.50 – $14.33	$10.72
Exercised	(11,878)	$5.00 – $12.65	$7.57
Cancelled	(98,810)	$5.00 – $12.65	$6.66
Outstanding 12/31/2010	1,732,962
Granted	726,200	$6.90 – $14.57	$12.03
Exercised	(50,296)	$5.00 – $11.99	$5.76
Cancelled	(170,193)	$5.00 – $14.57	$9.82
Options Outstanding 12/31/2011	2,238,673

All stock based compensation has been recorded as part of operating expenses. Accounting standards require forfeitures to be estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture estimates are disclosed in the information surrounding the option grants. For the periods ended December 31, 2011, 2010, and 2009, share-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. The total unrecognized stock compensation expense at December 31, 2011 is approximately $4.1 million which will be recognized over three years.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. SHARE-BASED COMPENSATION  – (continued)

As of December 31, 2011, outstanding stock options were as follows:

Exercise Price	Options Outstanding	Intrinsic Value	Options Vested	Intrinsic Value	Weighted Average Remaining Life (Years)
$5.00	136,749	$328,198	100,237	$240,569	6.75
$5.50	832,274	1,581,321	528,941	1,004,988	7.83
$6.90 – $7.96	123,500	6,375	30,885	1,597	9.84
$9.17 – $10.88	335,625	—	142,571	—	8.64
$11.18 – $11.99	210,275	—	83,053	—	9.14
$12.28 – $14.57	600,250	—	200,990	—	9.05
	2,238,673	$1,915,894	1,086,677	$1,247,154

2009 STOCK INCENTIVE PLAN
Total equity available to issue	3,092,495
Total equity outstanding or exercised	1,751,016
Total equity remaining	1,341,479

Restricted Stock Awards

During 2011, the Company has issued restricted stock for employee incentive plans, strategic hirings and related to the FASI acquisition. The Company issued 37,800 shares of restricted common stock to existing employees under the long-term incentive plan. These shares cliff vest in three years. The Company issued an additional 27,000 restricted shares to three other employees. The majority of these shares cliff vest in three years. Another 84,000 shares were issued in conjunction with the FASI acquisition in May 2011 and 4,000 shares in August 2011. These shares vest 25% on June 15, 2013, 25% on December 15, 2013, 25% on June 15, 2014 and 25% on December 15, 2014. The expense for these shares will be recognized over the vesting life of each individual tranche of shares based upon the fair value of a share of stock at the date of grant. All restricted stock awards have no exercise price.

During 2010, the Company issued 77,500 restricted shares of common stock to new hires. These shares vest ratably over three to five years and have no exercise price. The expense for these shares will be recognized over the vesting life of each individual tranche of shares.

As of December 31, 2011, outstanding unvested restricted stock awards were as follows:

Unvested Shares
Outstanding 01/01/09	669,920
Granted	107,500
Vested	(210,680)
Cancelled	(26,800)
Outstanding 12/31/09	539,940
Granted	77,500
Vested	(167,480)
Cancelled	(800)
Outstanding 12/31/10	449,160
Granted	152,800
Vested	(186,414)
Cancelled	(12,000)
Outstanding 12/31/11	403,546

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. SHARE-BASED COMPENSATION  – (continued)

Employee Stock Purchase Plan

Effective January 1, 2011, the Company offered an Employee Stock Purchase Plan (“ESPP”) to employees. Under the terms of the ESPP, employees may purchase up to 500 shares per quarter at a 15% discount to the market price on the last trading day of the quarter. The Company has elected to use open market purchases for all shares issued under the ESPP. In 2011, the Company recognized expense of $242,000 under the plan.

11. WARRANTS

During 2011, warrant holders exercised 78,455 warrants. The exercise price for all of these exercises was paid in cash. Our warrants do contain provisions that allow warrant holders to cashlessly exercise their warrants at their option.

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

As of December 31, 2011, outstanding warrants were as follows:

Exercise Price	Warrants Outstanding	Warrants Vested	Weighted Average Remaining Life (Years)
$4.00	2,092,000	2,092,000	3.64
$5.50	2,287,235	2,287,235	4.40
$9.25	210,000	210,000	5.21
	4,589,235	4,589,235

12. COMMITMENTS AND CONTINGENCIES

The Company leases certain office equipment and operating facilities under non-cancellable operating leases that expire at various dates through 2018. Certain leases contain renewal options. Rental payments on certain leases are subject to annual increases based on escalation clauses and increases in the lessor’s operating expenses. For the leases that require fixed rental escalations during their lease terms, rent expense is recognized on a straight-line basis resulting in deferred rent. The deferred rent included in other liabilities both current and non-current totaled $293,000 and $125,000 at December 31, 2011 and 2010, respectively. The Company has several office facilities for which it is committed on a month-to-month basis. Total net lease expense was $2,029,000, $1,884,000 and $833,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. COMMITMENTS AND CONTINGENCIES  – (continued)

The schedule below shows the future minimum lease payments required under our operating leases as of December 31, 2011.

	(In Thousands)
Type	2012	2013	2014	2015	2016	Thereafter
Facilities/Office space	$2,037	$1,973	$1,855	$1,880	$1,453	$1,521
Office equipment	64	22	2	—	—	—
Operating Leases	$2,101	$1,995	$1,857	$1,880	$1,453	$1,521

The main operating lease for our headquarters facility is leased from one of our former affiliates. The stockholder ceased being an affiliate of the Company effective September 29, 2011. This lease was entered into in May 2009 and continues until May 2016. Total cash paid for this space including common area maintenance (“CAM”) charges, utilities, and leasehold improvements was $888,000, $903,000 and $385,000 during the years ended December 31, 2011, December 31, 2010, and December 31, 2009. Annual lease payments for this lease approximate $769,000 through 2015 with the 2016 term being only four months.

The Company has entered into employment agreements with several executives providing for certain salary levels, severance and change of control provisions through the term of the agreements expiring in August 2012.

13. RETIREMENT PLANS

The Company currently has five qualified defined contribution retirement plans. The first is The KEYW Corporation Employee 401(k) Plan, which includes a contributory match 401(k) feature for KEYW employees. As of January 1, 2010, the Plan calls for an employer matching contribution of up to 10% of eligible compensation. Total authorized contributions under the matching contribution feature of the Plan were $4.1 million, $3.2 million and $1.6 million, in 2011, 2010 and 2009, respectively. There were no discretionary contributions during either period.

The second Company qualified contribution retirement plan is the Sycamore.US, Inc. 401(k) Plan, which includes a contributory match 401(k) feature for former Sycamore employees. The Plan calls for an employer matching contribution of $0.50 on every $1.00 up to 6% of eligible compensation. Total authorized contributions under the matching contribution feature of the Plan were approximately $866,000 in 2011 and $53,000 for the period subsequent to acquisition in 2010 and there were no discretionary contributions during that time.

The third Company qualified contribution retirement plan is the Everest Technology Solutions Retirement Plan, which includes a contributory match 401(k) feature for former Everest employees. The Plan’s employer match is based on a three-year cliff vesting and provides for an employer matching contribution of up to 6% of eligible compensation. Total authorized contributions under the matching contribution feature of the Plan were approximately $803,000 in 2011 and $58,000 for the period subsequent to acquisition in 2010 and there were no discretionary contributions during that time.

The fourth Company qualified contribution retirement plan is the JKA Retirement Plan, which includes a contribution match for former JKA employees in addition to a Safe Harbor contribution of 3% of employee salary and a 1% profit contribution. The Plan’s employer match was dollar for dollar up to 6% of eligible compensation. All Plan contributions had a one-year cliff vesting from the time of contribution. Total authorized contributions under the Plan were $291,000 in 2011 subsequent to being acquired.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. RETIREMENT PLANS  – (continued)

The fifth Company qualified contribution retirement plan is the FASI Retirement Plan, which includes a contribution match for former FASI employees. The Plan calls for a fixed 3% Safe Harbor non-elective employer contribution plus a discretionary employer profit sharing contribution. All employer contributions are vested immediately. Total authorized contributions under the Plan were $433,000 in 2011 subsequent to being acquired.

The Company converted the Sycamore.US, Inc. 401(k) Plan, the Everest Technology Solutions Retirement Plan, and the JKA Retirement Plan into The KEYW Corporation Employee 401(k) Plan effective January 1, 2012.

14. INCOME TAX PROVISION

Applicable income tax expense (benefit) is as follows:

	(In thousands)
	2011	2010	2009
Current:
Federal	$508	$9	$—
State	18	137	57
	526	146	57
Deferred	(308)	7,668	(1,036)
Total provision for income taxes	$218	$7,814	$(979)

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. At December 31, 2011 and 2010, the net deferred tax liability was $15,480,000 and $7,200,000 respectively. Deferred tax assets and liabilities, shown as the sum of the appropriate tax effect for each significant type of temporary differences as of December 31, 2011 and 2010, are as follows:

	(In thousands)
	2011 Deferred Tax		2010 Deferred Tax
	Asset	Liability	Asset	Liability
Net operating loss	$212	$—	$116	$—
Accrued compensation	1,108	—	1,415	—
Other deferred tax assets	2,201	—	1,151	—
Tax credits	20	—	221	—
Deferred revenue	—	(1,404)	—	(629)
Prepaid expenses	—	(187)	—	(236)
Depreciation	—	(1,958)	—	(414)
Intangible assets amortization	—	(15,472)	2,344	(11,168)
	$3,541	$(19,021)	$5,247	$(12,447)
Net deferred (liability)		$(15,480)		$(7,200)

The Company has recorded a deferred tax asset of $232,000 reflecting the benefit of $4,150,000 of state net operating loss carry-forwards, as well as $20,000 of state tax credits for research and development. Deferred tax assets are set to expire between 2018 and 2030.

Realization is dependent on generating sufficient taxable income prior to expiration of the loss carry-forwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. INCOME TAX PROVISION  – (continued)

The net deferred tax liabilities shown on the balance sheet as of December 31, 2011 and 2010 are as follows:

	(In thousands)
	2011	2010
Deferred taxes – current liability	$(1,591)	$(578)
Deferred taxes – long term liability	(17,430)	(11,869)
Deferred taxes – current assets	1,193	1,475
Deferred taxes – long term assets	2,348	3,772
Net Deferred Tax (Liability)	$(15,480)	$(7,200)

A reconciliation of the difference between the statutory federal income tax rate and the effective tax rate for the Company for the years ended December 31, 2010 and December 31, 2011 is as follows:

	Percent of Pre-tax Income
	2011	2010	2009
Tax expense computed at statutory rate	35.0%	35.0%	35.0%
State income taxes net of federal income tax benefit	(12.3)%	5.0%	3.9%
Meals and entertainment – non-deductible	18.6%	0.2%	(0.4)%
Non-deductible acquisition costs	12.1%	1.3%	(1.3)%
Warrants	0.00%	0.00%	(7.8)%
Provision to return	(11.8)%	0.0%	0.00%
Tax credit	(12.6)%	(0.6)%	3.1%
Other	0.00%	0.00%	(0.8)%
Income tax provision	29.0%	40.9%	31.7%

Effective, January 1, 2009, we adopted Financial Accounting Standards Board ASC 740 (formerly (“FIN 48”) ASC 740, “Accounting for Uncertainty in Income Taxes,”) which provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. Under ASC 740, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws.

Under ASC 740 we determined that none of our income tax positions did not meet the more-likely-than-not recognition threshold and, therefore, required no reserve. In the event of future uncertain tax positions, additional interest and penalty charges associated with tax positions would be classified as income tax expense in the Consolidated Financial Statements.

As of December 31, 2011, the following tax years remained subject to examination by the major tax jurisdictions indicated:

Major Jurisdictions	Open Years
United States	1996 through 2010
Maryland	2008 through 2010
Florida	2008 through 2010
Massachusetts	2008 through 2010
Virginia	2010

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. SEGMENT INFORMATION

The Company specifically identifies acquired goodwill and intangibles with specific segments. Fixed assets are segregated by segment with assets also being assigned to Corporate for those assets that are not specifically identified for either segment.

	December 31, 2011 (In thousands)
	Services	Integrated Solutions	Corporate
Goodwill	$155,056	$9,410	$—
Intangibles, net	21,090	17,912	—
Property and Equipment, net	1,462	6,050	1,195
Depreciation Expense	610	1,176	296
Intangible Amortization	9,581	3,829	—

	December 31, 2010 (In thousands)
	Services	Integrated Solutions	Corporate
Goodwill	$130,374	$—	$—
Intangibles, net	22,716	—	—
Property and Equipment, net	873	1,241	1,192
Depreciation Expense	274	259	227
Intangible Amortization	6,440	—	—

The Company does not identify interest or tax expense with individual segments as the cash is managed at corporate and tax return are filed on a consolidated basis. All assets, with the exceptions of goodwill, intangibles, and fixed assets, are not segregated by segment.

16. SUBSEQUENT EVENTS

In connection with the preparation of its financial statements for the year ended December 31, 2011, the Company has evaluated events that occurred subsequent to December 31, 2011 and to determine whether any of these events required recognition or disclosure in the 2011 financial statements. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Exhibit Description
2.1	Stock Purchase Agreement by and among The KEYW Holding Corporation, Sycamore.US, Inc., Sycamore Services, Inc., the Stockholders of Sycamore.US, Inc. (“Sellers”) and the Representative of the Sellers dated and effective November 29, 2010	(1)
2.2	Stock Purchase Agreement, dated as of December 2, 2010, by and among The KEYW Holding Corporation, Everest Technology Solutions, Inc., ETS Holdings, Inc., and certain stockholders of ETS Holdings, Inc.	(2)
2.3	Agreement and Plan of Merger, dated as of July 27, 2011, by and among The KEYW Corporation (“Purchaser”), FLD Acquisition Corporation, a wholly-owned subsidiary of Purchaser, Flight Landata Inc., and Jill Mann of Mann & Mann, P.C., as the Stockholder Representative.	(6)
3.1	Amended and Restated Articles of Incorporation of the Company, as filed on October 6, 2010	(5)
3.2	Amended and Restated Bylaws of the Company	(5)
4.3	Specimen of Common Stock Certificate	(3)
10.1*	The KEYW Corporation 2008 Stock Incentive Plan	(3)
10.2*	Form of Incentive Stock Option Agreement for grants pursuant to The KEYW Corporation 2008 Stock Incentive Plan	(3)
10.3*	Form of Non-Qualified Stock Option Agreement for grants pursuant to The KEYW Corporation 2008 Stock Incentive Plan	(3)
10.4*	Form of Restricted Stock Agreement for grants pursuant to The KEYW Corporation 2008 Stock Incentive Plan	(3)
10.5*	The KEYW Holding Corporation 2009 Stock Incentive Plan	(3)
10.6*	Form of Incentive Stock Option Agreement for grants pursuant to The KEYW Holding Corporation 2009 Stock Incentive Plan	(3)
10.7*	Form of Non-Qualified Stock Option Agreement for grants pursuant to The KEYW Holding Corporation 2009 Stock Incentive Plan	(3)
10.8*	Form of Restricted Stock Agreement for grants pursuant to The KEYW Holding Corporation 2009 Stock Incentive Plan	(3)
10.9*	Form of The KEYW Corporation Non-Qualified Stock Options Agreement for non-plan grants	(3)
10.10*	Form of The KEYW Corporation Restricted Stock Agreement for non-plan grants	(3)
10.11*	Long-Term Incentive Plan	(3)
10.12*	Annual Incentive Plan	(3)
10.13*	Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Kimberly J. DeChello	(3)
10.15*	Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Edwin M. Jaehne	(3)
10.16*	Employment Agreement, dated June 16, 2010, between The KEYW Corporation and John E. Krobath	(3)
10.17*	Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Leonard E. Moodispaw	(3)
10.18*	Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Mark A. Willard	(3)
10.20	Form of Amended and Restated Warrant	(3)

Exhibit No.	Exhibit Description
10.21	Credit and Security Agreement, dated February 22, 2010, by and between The KEYW Holding Corporation, The KEYW Corporation, Integrated Computer Concepts, Incorporated, The Analysis Group, LLC and S&H Enterprises of Central Maryland, Inc., as borrowers, and Bank of America, N.A., as lender.	(3)
10.22	First Amendment to Credit and Security Agreement and Joinder, Assumption and Ratification Agreement, dated March 16, 2010, by and among The KEYW Holding Corporation, The KEYW Corporation, Integrated Computer Concepts, Incorporated, The Analysis Group, LLC and S&H Enterprises of Central Maryland, Inc., as original borrowers, Insight Information Technology, LLC, as additional borrower, and Bank of America, N.A., as lender.	(3)
10.23	Covenant Note to Convey and Negative Pledge Agreement, dated February 22, 2010 by and among The KEYW Corporation, The KEYW Holding Corporation, Integrated Computer Concepts, Incorporated, The Analysis Group, LLC and S&H Enterprises of Central Maryland, Inc., as borrowers, and Bank of America, N.A., as lender.	(3)
10.24	Revolving Loan Note, dated February 22, 2010	(3)
10.25	Term Loan Note, dated February 22, 2010	(3)
10.26	Contribution Agreement, dated February 22, 2010, by and among TAG Holdings LLC, The Analysis Group, LLC, The KEYW Holding Corporation, The KEYW Corporation, and certain other parties	(3)
10.27	Subordinated Unsecured Promissory Note, dated February 22, 2010, in the amount of $8,251,076	(3)
10.28	Subordinated Unsecured Promissory Note, dated February 22, 2010, in the amount of $3,400,000	(3)
10.32*	The KEYW Holding Corporation 2010 Employee Stock Purchase Plan	(3)
10.33	Credit Agreement between The KEYW Holding Corporation and Bank of America, N.A. dated February 28, 2011	(4)
10.34	Security Agreement between The KEYW Holding Corporation and Bank of America, N.A. dated February 28, 2011	(4)
10.35	Amendment to Credit Agreement between The KEYW Holding Corporation and Bank of America, N.A. dated August 5, 2011	x
10.36*	Amended Employment Agreement, dated March 12, 2012, between The KEYW Corporation and Kimberly J. DeChello	x
10.37*	Amended Employment Agreement, dated March 12, 2012, between The KEYW Corporation and John E. Krobath	x
10.38*	Amended Employment Agreement, dated March 12, 2012, between The KEYW Corporation and Leonard E. Moodispaw	x
10.39*	Amended Employment Agreement, dated March 12, 2012, between The KEYW Corporation and Mark A. Willard	x
14.1	Code of Ethics	(5)
21.1	Subsidiaries of the Registrant	x
23.1	Consent of Grant Thornton LLP	x
31.1	Certification of the Chief Executive Officer pursuant to R Rule 13a-14(a)/15d-14(a)	x
31.2	Certification of the Chief Financial Officer pursuant to R Rule 13a-14(a)/15d-14(a)	x

Exhibit No.	Exhibit Description
32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	x
101.INS***	XBRL Instance Document	x
101.SCH***	XBRL Taxonomy Extension Schema Document	x
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document	x
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document	x
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document	x
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document	x

x	Filed herewith.
*	Indicates management contract of compensatory agreement.
**	These exhibits are being “furnished” with this periodic report and are not deemed “filed” with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation by reference language in any such filing.
***	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
(1)	Filed as Exhibit 2.1 to Registrant’s Form 8-K filed December 2, 2010, File No. 001-34891.
(2)	Filed as Exhibit 2.1 to Registrant’s Form 8-K filed December 16, 2010, File No. 001-34891.
(3)	Incorporated by reference to the corresponding Exhibit number to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-16768).
(4)	Filed as Exhibit 10.1 and 10.2 to Registrant’s Form 8-K filed March 2, 2011, File No. 001-34891.
(5)	Filed as Exhibits 3.1, 3.2 and 14.1 to Registrant’s Form 10-K filed March 29, 2011, File No. 001-34891.
(6)	Filed as Exhibit 3.1 to Registrant’s Form 8-K filed August 10, 2011, File No. 001-34891.