Form 10-Q
period 2012-03-31
KEYW HOLDING CORP
filed 2012-05-01
CIK 1487101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         March 31, 2012

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

(443) 270-5300

(Registrant’s telephone number, including area code)

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

Yes ☐         No ☒

The number of shares outstanding of the issuer’s common stock ($0.001 par value), as of April 25, 2012 is 25,546,217.

PART I - Financial INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE KEYW Holding Corporation AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars shown in 000’s except share amounts)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,095	$1,294
Receivables	51,060	40,630
Inventories, net	8,128	7,242
Prepaid expenses	3,232	2,511
Income tax receivable	27	27
Deferred tax asset, current	1,193	1,193
Total current assets	64,735	52,897

Property and equipment, net	9,109	8,707
Goodwill	164,466	164,466
Other intangibles, net	34,133	39,002
Deferred tax asset	2,348	2,348
Other assets	220	211
TOTAL ASSETS	$275,011	$267,631

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,419	$4,136
Accrued expenses	4,020	4,370
Accrued salaries & wages	9,788	9,644
Revolver	60,500	49,500
Deferred income taxes	1,591	1,591
Total current liabilities	79,318	69,241

Long-term liabilities:
Non-current deferred tax liability	16,791	17,430
Other non-current liabilities	325	301
TOTAL LIABILITIES	96,434	86,972

Commitments and contingencies	0	0

Stockholders’ equity:
Preferred stock, $0.001 par value; 5 million shares authorized, none issued	0	0
Common stock, $0.001 par value; 100 million shares authorized, 25,543,067 and 25,770,795 shares issued and outstanding	26	26
Additional paid-in capital	171,121	173,371
Retained earnings	7,430	7,262
Total stockholders’ equity	178,577	180,659
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$275,011	$267,631

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Dollars shown in 000’s except share and per share amounts)

	Three months ended	Three months ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)
Revenues
Services	$39,855	$38,626
Integrated Solutions	15,921	3,035
Total	55,776	41,661

Costs of Revenues, excluding amortization
Services	28,877	27,358
Integrated Solutions	7,970	2,062
Total	36,847	29,420

Gross Profit
Services	10,978	11,268
Integrated Solutions	7,951	973
Total	18,929	12,241

Operating Expenses
Operating expenses	13,412	9,998
Intangible amortization expense	4,869	2,068
Total	18,281	12,066

Operating Income	648	175

Non-Operating Expense, net	414	21

Income before Income Taxes	234	154

Income Tax Expense, net	66	90

Net Income	$168	$64

Weighted Average Common Shares Outstanding
Basic	25,811,983	25,603,580
Diluted	27,766,772	29,449,923

Earnings per Share
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)

(Dollars shown in 000’s except share amounts)

	Common Stock		Additional Paid-In Capital	Retained	Total Stockholders’
	Shares	Amount	(APIC)	Earnings	Equity
BALANCE, JANUARY 1, 2012	25,770,795	$26	$173,371	$7,262	$180,659
Net income	0	0	0	168	168
Option exercise	9,363	0	51	0	51
Restricted stock issuances	171,000	0	210	0	210
Restricted stock forfeitures	(11,900)	0	0	0	0
Stock repurchase	(396,191)	0	(2,948)	0	(2,948)
Stock based compensation	0	0	437	0	437
BALANCE, MARCH 31, 2012	25,543,067	$26	$171,121	$7,430	$178,577

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

The KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollars shown in 000’s except share amounts)

	Three months ended March 31, 2012	Three months ended March 31, 2011
	(Unaudited)	(Unaudited)
Net income	$168	$64
Adjustments to reconcile net income to net cash used in operating activities:
Stock compensation	647	756
Depreciation/Amortization	5,897	2,323
Changes in operating assets and liabilities:
Receivables	(10,430)	(5,022)
Inventory	(886)	(1,034)
Prepaid expenses	(721)	(620)
Accounts payable	(717)	(1,045)
Accrued expenses	(822)	(2,297)
Other balance sheet changes	(7)	(25)
Net cash used in operating activities	(6,871)	(6,900)

Cash flows from investing activities:
Acquisitions, net of cash acquired	0	(9,918)
Purchases of property and equipment	(1,431)	(173)
Net cash used in investing activities	(1,431)	(10,091)

Cash flows from financing activities:
Proceeds from revolver, net	11,000	14,000
Repurchase of Stock	(2,948)	0
Proceeds from option and warrant exercises	51	213
Net cash provided by financing activities	8,103	14,213

Net decrease in cash and cash equivalents	(199)	(2,778)
Cash and cash equivalents at beginning of period	1,294	5,795
Cash and cash equivalents at end of period	$1,095	$3,017

Supplemental disclosure of cash flow information:
Cash paid for interest	$449	$8
Cash paid for taxes	$557	$0

Supplemental disclosure of non-cash investing and financing activities:

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

The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. Certain information and note disclosures normally included in the annual financial statements have been condensed or omitted pursuant to those instructions. This interim information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2011, contained in our Annual Report on Form 10-K and filed with the Securities and Exchange Commission on March 15, 2012.

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

We have acquired thirteen businesses or operating entities since our inception including S&H Enterprises of Central Maryland, Inc. (“S&H”) on September 2, 2008, Integrated Computer Concepts, Incorporated (“ICCI”) on September 30, 2008, the majority of assets from Embedded Systems Design, Inc. (“ESD”) on July 23, 2009, the government contracting assets of Leading Edge Design & Systems, Inc. (“LEDS”) on October 29, 2009, the assets of the Systems Engineering and Technical Assistance unit that supports the National Reconnaissance Office from General Dynamics Advanced Information Systems, Inc. (“Recon”) on December 8, 2009, The Analysis Group, LLC (“TAGG”) on February 22, 2010, Insight Information Technology, LLC (“IIT”) on March 15, 2010, Sycamore.US, Inc. (“Sycamore”) on November 29, 2010, Everest Technology Solutions, Inc. (“Everest”) on December 10, 2010, JKA Technologies, Inc. (“JKA”) on March 31, 2011, Forbes Analytic Software, Inc. (“FASI”) on May 2, 2011, Flight Landata, Inc. (“FLD”) on August 5, 2011 and certain government contracting assets from National Semiconductor Corporation (“TI”) on December 16, 2011. See Note 2 – Acquisitions for additional information on these acquisitions.

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

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Our inventory consists of specialty products that we manufacture on a limited quantity basis for our customers. We manufacture at quantity levels that are projected to be sold in the six-month period following production. The Company has not had any products sold below their standard pricing less applicable volume discounts. Consistent with December 31, 2011, we recorded an inventory reserve for certain products where the market has not developed as expected.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Invoice terms range from net 10 days to net 45 days. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance (allowance for doubtful accounts) based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written-off through a charge to the valuation allowance and a credit to accounts receivable. Currently there is no valuation allowance as the Company believes all of its accounts receivable are fully collectible.

Property and Equipment

All property and equipment are stated at acquisition cost or, in the case of self-constructed assets, the cost of labor and a reasonable allocation of overhead costs (no general and administrative costs are included). The cost of maintenance and repairs, which do not significantly improve or extend the life of the respective assets, are charged to operations as incurred.

Provision for depreciation and amortization are computed on either a straight-line method or accelerated methods acceptable under accounting principles generally accepted in the United States of America (“US GAAP”) over the estimated useful lives of between 3 and 7 years. Leasehold improvements are amortized over the shorter of the lives of the underlying leases or the estimated useful lives of the assets.

Long-Lived Assets (Excluding Goodwill)

The Company follows the provisions of FASB ASC Topic 360-10-35, Impairment or Disposal of Long-Lived Assets, in accounting for long-lived assets such as property and equipment and intangible assets subject to amortization. The guidance requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived asset being evaluated. Impairment losses are measured as the difference between the carrying value of long-lived assets and their fair market value based on discounted cash flows of the related assets. Impairment losses are treated as permanent reductions in the carrying amount of the assets. The Company has not recorded any impairment charges since inception.

The KEYW HOLDING CORPORATION AND SUBSIDIARIES

Goodwill

Purchase price in excess of the fair value of tangible assets and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. In accordance with FASB ASC Topic 350-20, Goodwill, the Company tests for impairment at least annually, using a two-step approach. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. As of the measurement of October 1, 2011, the Company operated as a single reporting unit. The fair value of the reporting unit is estimated using a market capitalization approach. If the carrying amount of the unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company performed the test during the fourth quarter of fiscal years 2011 and 2010 and found no impairment to the carrying value of goodwill. Management has concluded that there have been no events subsequent to the impairment test that would indicate an impairment of goodwill. Beginning in the fourth quarter of 2011, the Company began operating in two segments. In 2012, goodwill will be evaluated at the individual segment level.

Intangibles

Intangible assets consist of customer related and technology intangibles acquired in various acquisitions. Intangible assets are amortized on a straight line basis over their estimated useful lives unless the pattern of usage of the benefits indicates an alternative method is more representative. The useful lives of the intangibles range from one to seven years.

Concentrations of Credit Risk

Substantially all of the Company’s cash and cash equivalents are maintained at financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) were fully insured by the FDIC at March 31, 2012. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to cash. In addition, we have credit risk associated with our receivables that arise in the ordinary course of business. In excess of 90% of our contracts are issued by the U.S. Government and any disruption to cash payments from our end customer could put the Company at risk.

Use of Estimates

Management uses estimates and assumptions in preparing these consolidated financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Significant estimates include percentage of completion revenue, amortization lives, depreciation lives, income taxes and stock compensation expense. Actual results could vary from the estimates that were used.

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

Research and Development

Internally funded research and development expenses are expensed as incurred and are included in cost of operations in the accompanying consolidated statement of operations. In accordance with FASB ASC Topic 730, Research and Development, such costs consist primarily of payroll, materials, subcontractor and an allocation of overhead costs related to product development. Research and development costs totaled $837,000 and $184,000 for the three months ended March 31, 2012 and March 31, 2011, respectively.

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

For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax liability or benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax obligations or benefits and subsequent adjustments as considered appropriate by management. The Company’s policy is to record interest and penalties as an increase in the liability for uncertain tax obligations or benefits and a corresponding increase to the income tax provision. No such adjustments were recorded as of March 31, 2012 or December 31, 2011.

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

The following table presents the calculation of basic and diluted net income per share (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Net income	$168	$64
Weighted average shares – basic	25,812	25,604
Effect of dilutive potential common shares	1,955	3,846
Weighted average shares – diluted	27,767	29,450
Net income per share – basic	$0.01	$0.00
Net income per share – diluted	$0.01	$0.00
Anti-dilutive employee share-based awards, excluded	1,250	543
Outstanding options and warrants, total	7,265	6,650

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

Stock Based Compensation

The Company applies the fair value method that requires all share-based payments to employees and non-employee directors, including grants of employee stock options, be expensed over their requisite service period based on their fair value at the grant date, using a prescribed option-pricing model. We use the Black-Scholes option-pricing model to value share-based payments. Compensation expense related to share-based awards is recognized on an accelerated basis. The expense recognized is based on the straight-line amortization of each individually vesting piece of a grant. Our typical grant vests 25% at issuance and 25% per year over the next three years. We expense the initial 25% vesting at issuance, the entire first year vesting in the first twelve months, the third vesting would be expensed over twenty-four months and the fourth tranche would be expensed over thirty-six months. The calculated expense is required to be based upon awards that ultimately vest and we have accordingly reduced the expense by estimated forfeitures.

The KEYW HOLDING CORPORATION AND SUBSIDIARIES

The following assumptions were used for option grants during the quarters ended March 31, 2012 and March 31, 2011.

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

Segment Reporting

FASB ASC Section 280, Segment Reporting, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. The guidance also establishes standards for related disclosures about products and services, geographic areas and major customers. Management has concluded that the Company, beginning in the fourth quarter of 2011, operates in two segments based upon the information used by the chief operating decision maker to evaluate the performance of its business and allocating resources and capital. These segments are Services and Integrated Solutions. Our Services segment is for revenue generated from labor-based activities. The Integrated Solutions segment contains all activities of our Company that are product-related or originated from a product.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. We are required to adopt this standard in the first quarter of 2012. The adoption of this standard did not have a material impact on our financial statements.

In June 2011, the FASB issued a new accounting standard on the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. We are required to adopt this standard as of the beginning of 2013. The adoption of this standard will only impact the presentation of our financial statements if we have elements of comprehensive income.

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

The KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

Details of the four acquisitions completed since January 1, 2011 are outlined below:

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

JKA was founded in 2002 and was headquartered in Columbia, MD. JKA offers a broad range of mission critical cyber superiority solutions and support including network engineering, information assurance, and systems and software engineering. JKA had approximately 65 employees at the time of acquisition, of whom approximately 60 have security clearances at the highest level.

Forbes Analytic Software, Inc.

On May 2, 2011, the Company acquired all of the outstanding stock of Forbes Analytic Software, Inc. (“FASI”) for $14.8 million in cash and 171,970 shares of KEYW common stock valued at $11.30 per share, for a total purchase price of approximately $16.7 million. In conjunction with the transaction, the Company has made a 338(h)10 election that treats the transaction as an asset purchase for tax purposes, thereby permitting the Company to amortize the goodwill over 15 years for tax reporting. The goodwill is not amortizable for GAAP reporting.

FASI was founded in 1989 and was headquartered in Leesburg, VA. FASI offers a broad range of mission critical cyber superiority solutions and support including high-end software development, systems and software engineering and integration, and full lifecycle software support, from research and development to operations and maintenance. FASI had approximately 47 employees at the time of acquisition, of whom approximately 40 have security clearances at the highest level.

Flight Landata, Inc.

On August 5, 2011, the Company acquired Flight Landata, Inc. (“FLD”) and its wholly owned subsidiary FLI-HI, LLC for $30.0 million in cash. The purchase price was subject to post-closing adjustments, including working capital and other adjustments, as of the closing date. The goodwill and intangible assets associated with this acquisition are not deductible for tax purposes, however the identified intangible assets are amortized under US GAAP.

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

The KEYW HOLDING CORPORATION AND SUBSIDIARIES

The total purchase price paid for the acquisitions described above have been allocated as follows:

	JKA	FASI	FLD	TI
Cash	$8	$452	$4,614	$0
Current assets, net of cash acquired	2,934	2,413	5,126	0
Fixed assets	87	14	3,875	0
Intangibles	2,680	2,775	21,741	2,500
Goodwill	9,097	14,155	11,456	1,500
Total Assets Acquired	14,806	19,809	46,812	4,000

Current liabilities	1,079	2,661	944	2,000
Long-term obligations	0	0	10,636	0
Total Liabilities Assumed	1,079	2,661	11,580	2,000

Net Assets Acquired	$13,727	$17,148	$35,232	$2,000

Net Cash Paid	$11,255	$14,753	$30,618	$2,000
Equity Issued	2,464	1,943	0	0
Actual Cash Paid	$11,263	$15,205	$35,232	$2,000

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

The table below summarizes the unaudited pro forma income statement for the first three months of 2011, assuming these acquisitions had been completed on the first day of the year. A pro forma income statement is not presented for 2012 as there have been no acquisitions during 2012. These pro forma statements do not include any adjustments that may have resulted from synergies between the acquisitions or from amortization of intangibles other than during the period the acquired entities were part of the Company. The 2011 activity for JKA, FASI and FLD includes the financial activity in 2011 prior to acquisition. Activity for the TI acquisition is not included for any period presented due to its immateriality.

	For Three Months ended March 31, 2011 (In Thousands and Unaudited)
	JKA	FASI	FLD	KEYW	Total
Revenue	$3,381	$2,935	$7,690	$41,661	$55,667
Cost of Revenues	1,659	1,604	3,141	29,420	35,824
Gross Profit	1,722	1,331	4,549	12,241	19,843
Operating Expenses	1,844	1,036	899	12,066	15,845
Operating (Loss) Income	(122)	295	3,650	175	3,998
Non-operating (Income) Expense	(2)	10	41	21	70
(Loss) Income before Taxes	(120)	285	3,609	154	3,928
Tax Expense	0	0	1,436	90	1,526
Net (Loss) Income	$(120)	$285	$2,173	$64	$2,402

3.	FAIR VALUE MEASUREMENTS

We group financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1	Valuations for assets and liabilities traded in active exchange markets. Valuations are obtained from available pricing sources for market transactions involving identical assets or liabilities.

The KEYW HOLDING CORPORATION AND SUBSIDIARIES

Level 2	Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities which use (1) observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; (2) quoted prices in active markets that are not active; or (3) other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company did not have any financial assets or liabilities that were subject to valuation at March 31, 2012.

4.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Accounts Receivable
Billed AR	$38,267	$25,717
Unbilled AR	12,793	14,913
Total AR	$51,060	$40,630

Unbilled amounts represent revenue recognized which could not be billed by the period end based on contract terms. The majority of the unbilled amounts were billed subsequent to period end. Retainages typically exist at the end of a project and/or if there is a disputed item on an invoice received by a customer. At March 31, 2012 and December 31, 2011, retained amounts are insignificant and are expected to be collected subsequent to the balance sheet date.

Management does not currently have an allowance for doubtful accounts recorded because management believes that all of the accounts receivable are fully collectible.

Most of the Company’s revenues are derived from contracts with the U.S. Government, in which we are either the prime contractor or a subcontractor, depending on the award.

5.	INVENTORIES

Inventories at March 31, 2012 and December 31, 2011 consisted of work in process at various stages of production and finished goods. This inventory, which consists primarily of mobile communications devices, is valued at the lower of cost (as calculated using the weighted average method) or market. The cost of the work in process consists of materials put into production, the cost of labor and an allocation of overhead costs. At March 31, 2012, we have reserved $471,000 for certain inventory items where the market has not developed as expected.

6.	PREPAID EXPENSES

Prepaids at March 31, 2012 and December 31, 2011 primarily consist of prepaid insurance, bonuses, rent, prepaid taxes and professional fees.

7.	PROPERTY AND EQUIPMENT

Property and equipment are as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Property and Equipment
Aircraft	$5,580	$5,249
Buildings and Improvements	2,162	1,459
Manufacturing Equipment	2,010	1,839
Office Equipment	3,543	3,317
Total	$13,295	$11,864
Accumulated Depreciation	(4,186)	(3,157)
Property and Equipment, net	$9,109	$8,707

The KEYW HOLDING CORPORATION AND SUBSIDIARIES

Depreciation expense charged to operations was $1,029,000 and $255,000 for the three months ended March 31, 2012 and 2011, respectively. Certain of our aircraft and equipments are operated out of overseas locations.

8.	AMORTIZATION OF INTANGIBLE ASSETS

The following values were assigned to intangible assets (other than goodwill) for the acquisitions noted below:

		March 31, 2012 (In thousands)
Acquisition	Intangible	Gross Book Value	Accumulated Amortization	Net Book Value
S&H	Contracts – Fixed Price Level of Effort	$1,606	$1,030	$576
ICCI	Contracts – Fixed Price Level of Effort	1,181	858	323
ICCI	Contracts – T&M and IDIQ	3,018	2,910	108
ESD	Contracts	1,207	650	557
LEDS	Contracts	1,019	905	114
Recon	Contracts	925	777	148
TAGG	Contracts	10,457	7,335	3,122
IIT	Contracts	1,615	1,099	516
IIT	Trade name	182	124	58
Sycamore	Contracts	5,898	2,621	3,277
Everest	Contracts	4,690	1,251	3,439
JKA	Contracts	2,680	893	1,787
FASI	Contracts	2,775	636	2,139
FLD	Customer Relationships	17,549	4,841	12,708
FLD	Contracts	2,234	745	1,489
FLD	Technology Assets	1,958	540	1,418
TI	Contracts	2,500	146	2,354
		$61,494	$27,361	$34,133

The Company recorded amortization expense of $4.9 million and $2.1 million for the three month periods ended March 31, 2012 and 2011, respectively.

Estimated future intangible amortization expense by year as of March 31, 2012 (In thousands)
2012	2013	2014	2015	2016
$14,556	$14,814	$2,693	$1,591	$479

9.	DEBT

In February 2011, the Company entered into a new $50 million credit facility that includes an accordion feature allowing for an additional $25 million in borrowing. The credit facility is a 3 year agreement and is a multi-bank facility with Bank of America as lead bank. In conjunction with the FLD acquisition, the Company increased the credit facility to $65 million and reloaded the accordion to $25 million. The borrowing availability under this facility is based on KEYW’s ‘Total Leverage Ratio’ which is a relationship between ‘Funded Indebtedness’ to EBITDA as defined in the credit agreement. The agreement contains standard financial covenants. When drawing funds on this facility we have the option of choosing between a ‘Euro Rate Loan’ which is based on the British Bankers Association LIBOR or a ‘Base Rate Loan’ which is based on the higher of (a) the Federal Funds Rate plus ½ of 1.0%, (b) the Prime Rate, or (c) The Eurodollar Rate plus 1.0%. If we select the ‘Euro Rate Loan’ the actual ‘applicable rate’ would be 200 to 300 basis points above the stated rate depending on our most recent quarterly calculation of our ‘Total Leverage Ratio’. If we select the ‘Base Rate Loan’ the actual ‘applicable rate’ would be 100 to 200 basis points above the stated rate depending on our most recent quarterly calculation of our ‘Total Leverage Ratio’. We are able to lock in our selected interest rates for periods of up to six months. At March 31, 2012, we have an outstanding balance of $60.5 million under this facility at interest rates ranging from 2.49% - 4.50% depending on length of lock-in with varying maturity dates of up to six months with a weighted average interest rate of 2.67%. While the current line expires February 28, 2014, we manage the line based on the lock in agreements which are for periods of up to six months and thus categorize the amounts as current on the balance sheet. The Company is in compliance with all loan covenants at March 31, 2012. The entire credit facility is collateralized by substantially all assets of the Company. Interest expense recognized in the first quarter of 2012 related to this agreement was approximately $412,000 and was $23,000 in the first quarter of 2011.

The KEYW HOLDING CORPORATION AND SUBSIDIARIES

10.	STOCK-BASED COMPENSATION

On December 29, 2009, the Company, in conjunction with the corporate reorganization, adopted The KEYW Holding Corporation 2009 Stock Incentive Plan. The plan terms are similar to the previous 2008 plan, except that the 2009 plan has a maximum amount of shares available for issuance of 12,000,000 with a soft cap of 12% of the outstanding shares available for issuance. The 2009 plan provides for the issuance of stock options, restricted stock and restricted stock units.

Stock Options

The Company generally issues stock option awards that vest over varying periods, ranging from three to five years, and have a ten-year life. We estimate the fair value of stock options using the Black-Scholes option-pricing model. Because our common stock did not trade publicly until October 1, 2010, we do not use historical data to determine volatility of our stock. We determine volatility by using the historical stock volatility of public companies in our industry with similar characteristics. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. All option awards terminate within ninety days or sooner after termination of service with the Company, except as provided in certain circumstances under our senior executive employment agreements.

The option grants during the first three months of 2012 consist of options issued to new hires or discretionary awards. All equity issuances are priced at market value based upon our publicly-traded share price on the date of grant.

The Black-Scholes model requires certain inputs related to dividend yield, risk-free interest rate, expected volatility and forfeitures in order to price the option values. During 2012, our assumptions related to these inputs were as follows:

-Dividend yield was zero as we have no current intentions to pay any dividends

-Risk-free interest rate ranging from 0.72% - 0.89%

-Expected volatility ranging from 28.35% - 36.35%

-Forfeitures ranging from 15% - 39%

A summary of stock option activity for the period ended March 31, 2012 is as follows:

	Number of Shares	Option Exercise Price	Weighted Average Exercise Price
Outstanding January 1, 2012	2,238,673
Granted	526,450	$7.06 – $10.00	$7.65
Exercised	(9,363)	$5.00 - $5.50	$5.40
Cancelled	(80,374)	$5.00 - $14.57	$10.47
Options Outstanding March 31, 2012	2,675,386

All stock based compensation has been recorded as part of operating expenses. Accounting standards require forfeitures to be estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture estimates are disclosed in the information regarding the option grants above. For the periods ended March 31, 2012 and 2011, share-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. The total unrecognized stock compensation expense at March 31, 2012 is approximately $5.4 million, which will be recognized over four years.

The KEYW HOLDING CORPORATION AND SUBSIDIARIES

As of March 31, 2012, outstanding stock options were as follows:

Exercise Price	Options Outstanding	Intrinsic Value	Options Vested	Intrinsic Value	Weighted Average Remaining Life (Years)
$5.00	131,162	$360,695	101,262	$278,470	6.30
$5.50	810,274	1,823,117	532,350	1,197,788	7.56
$6.90 - $7.66	520,950	172,678	32,133	9,816	9.83
$7.96	80,500	0	20,127	0	9.59
$9.17 - $10.00	356,125	0	160,039	0	8.54
$11.18 - $11.99	199,875	0	78,664	0	8.89
$12.28 - $14.57	576,500	0	270,640	0	8.80
	2,675,386	$2,356,490	1,195,215	$1,486,074

2009 Stock Incentive Plan
Total equity available to issue	3,065,168
Total equity outstanding or exercised	2,378,066
Total equity remaining	687,102

Restricted Stock Awards

During 2012, the Company has issued restricted stock for employee incentive plans and strategic hires. The Company issued 147,000 shares of restricted common stock to existing employees under the long-term incentive plan. These shares cliff vest in three years. The Company issued an additional 24,000 restricted shares to new hires. The majority of these shares cliff vest in three years. The expense for these shares will be recognized over the vesting life of each individual tranche of shares based upon the fair value of a share of stock at the date of grant. All restricted stock awards have no exercise price.

As of March 31, 2012, outstanding unvested restricted stock awards were as follows:

Unvested Shares
Outstanding January 1, 2012	403,546
Granted	171,000
Vested	(6,000)
Cancelled	(11,900)
Outstanding March 31, 2012	556,646

11.	STOCK REPURCHASE

Issuer Purchases of Equity Securities

On December 7, 2011, the Company announced that the board of directors approved the repurchase of up to two million outstanding shares of common stock over the following twelve months in open market or privately negotiated transactions, depending on prevailing market conditions and other factors. Subsequent to that date, the Company has repurchased 822,093 shares at an average price of $7.34 per share, in open market or block purchases under the Safe Harbor provisions of SEC Rule 10b-18. These shares were retired upon repurchase.

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
December 7 – 31, 2011	425,902	$7.24	425,902	1,574,098
January 1 – March 31, 2012	396,191	$7.44	396,191	1,177,907
Total	822,093	$7.34	822,093	1,177,907

The KEYW HOLDING CORPORATION AND SUBSIDIARIES

12.	WARRANTS

There was no warrant activity in the first three months of 2012.

As of March 31, 2012, outstanding warrants were as follows:

Exercise Price	Warrants Outstanding	Warrants Vested	Weighted Average Remaining Life (Years)
$4.00	2,092,000	2,092,000	3.39
$5.50	2,287,235	2,287,235	4.15
$9.25	210,000	210,000	4.96
	4,589,235	4,589,235

13. SEGMENTS

The Company specifically identifies acquired goodwill and intangibles with specific segments. Fixed assets are segregated by segment with assets also being assigned to Corporate for those assets that are not specifically identified for either segment.

	March 31, 2012 (In thousands and unaudited)
	Services	Integrated Solutions	Corporate

Goodwill	$155,056	$9,410	$0
Intangibles, net	18,518	15,615	0
Property and Equipment, net	1,476	6,038	1,595
Depreciation Expense	166	774	88
Intangible Amortization	2,572	2,297	0

	March 31, 2011 (In thousands and unaudited)
	Services	Integrated Solutions	Corporate

Depreciation Expense	$94	$97	$63
Intangible Amortization	2,068	0	0

	December 31, 2011 (In thousands)
	Services	Integrated Solutions	Corporate

Goodwill	$155,056	$9,410	$0
Intangibles, net	21,090	17,912	0
Property and Equipment, net	1,462	6,050	1,195

14.	SUBSEQUENT EVENTS

In connection with the preparation of its financial statements for the three months ended March 31, 2012, the Company has evaluated events that occurred subsequent to March 31, 2012 to determine whether any of these events required recognition or disclosure in the first three months of 2011 financial statements. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

The KEYW HOLDING CORPORATION AND SUBSIDIARIES

ITEM  2.      MANAGEMENT’S DISCUSSION AND analysis of financial condition and results of operations

The following discussion provides information that management believes is relevant to an assessment and an understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the attached unaudited consolidated financial statements and accompanying notes as well as our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 15, 2012.

FORWARD-LOOKING STATEMENTS

The matters discussed in this Quarterly Report may constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, activity levels, performance or achievements to be materially different from any future results, activity levels, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “could”, “expect”, “estimate”, “may”, “potential”, “will”, and “would”, or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. There may be events in the future that we are not able to predict or control accurately, and numerous factors may cause events, our results of operations, financial performance, achievements, or industry performance, to differ materially from those reflected in the forward-looking statements. The factors listed in the section captioned “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 15, 2012, as well as any cautionary language in this Quarterly Report, provide examples of such risks, uncertainties, and events.

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

Although our heritage is in the signals intelligence (SIGINT) domain, through a combination of organic growth and acquisitions, we have expanded our footprint within the intelligence agency market to become a true “multi-INT” company (signals intelligence, geospatial intelligence, etc.), and we currently have active contracts with 11 of the 16 intelligence agencies. We believe our innovative solutions, understanding of intelligence and national security missions, management’s long-standing and successful customer relationships and significant management and operational capabilities position us to continue our growth.

KEYW’s primary areas of expertise include:

•	providing engineering services and solutions that help our customers solve discreet and complex cybersecurity, cyber superiority, cloud computing, geospatial intelligence, and counter terrorism challenges;
•	providing specialized training and test and evaluation services in domains such as cyber network operations;
•	developing, testing, and deploying new sensor technologies and data processing capabilities for a range of sensor types including signals intelligence, high resolution electro-optical, long-wave infrared, multi-band synthetic aperture radar, and others;
•	developing and fielding innovative applications for mobile devices to support law enforcement, military, and intelligence customer needs;
•	developing, integrating, rapidly deploying and sustaining of agile airborne intelligence, surveillance, and reconnaissance collection platforms to austere environments.

The KEYW HOLDING CORPORATION AND SUBSIDIARIES

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any, are disclosed in the financial statements. On an ongoing basis, we evaluate our estimates and assumptions, including those related to long-term contracts, product returns, bad debts, inventories, fixed asset lives, income taxes, environmental matters, litigation, and other contingencies. These estimates and assumptions are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2011. We base our estimates and assumptions on historical experience and on various factors that are believed to be reasonable under the circumstances, including current and expected economic conditions, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from our estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our Annual Report on Form 10-K for year ended December 31, 2011.

Comparison of Three Months Ended MARCH 31, 2012 and MARCH 31, 2011

The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report. In addition, see Note 2 – Acquisitions to our unaudited financial statements included in this Quarterly Report for specific information with respect to the assumptions and adjustments made in calculating the pro forma financial information for the three month periods ended March 31, 2012 and March 31, 2011 set forth below.

Consolidated Overview (000’s)

(In thousands)	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
Revenue	$55,776	100.0%	$41,661	100.0%
Gross Margin	$18,929	33.9%	$12,241	29.4%
Cost of Operations	$13,412	24.0%	$9,998	24.0%
Intangible Amortization	$4,869	8.7%	$2,068	5.0%
Non-operating Expense	$414	0.7%	$21	0.1%

Revenue for the three months ended March 31, 2012, increased on a year-over-year basis by $14.1 million, or 34%, as compared to the three months ended March 31, 2011. The main drivers for this increase were the acquisitions that occurred subsequent to March 31, 2011, including JKA, FASI and FLD offset in part by decreases in our Services segment revenue of $4.3 million. The acquisitions accounted for $18.1 million of the 2012 revenue increase. Our Integrated Solutions revenue increased by $12.9 million between the two periods due to the acquisition of FLD, partially offset by lower product sales. See additional detail in the segment discussion below.

Gross margin increased as a percentage of revenue for the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011 as a result of the increase in the higher margin Integrated Solutions revenue as a percentage of total revenue (increase was from 7% to 29% of revenue) and, higher gross margins in the Integrated Solutions segment, partially offset by lower Services gross margins.

Our cost of operations increased by $3.4 million from the first quarter of 2011 to the first quarter of 2012, primarily due to increases from overall corporate growth that includes facilities, overhead personnel to support the larger organization, compensation accruals consistent with the increase in staffing and revenue, and increased research and development and bid and proposal costs. Our headcount and facilities have expanded both through acquisition and organic growth. The cost of operations as a percentage of revenue is consistent with the first quarter of 2011 and we expect overhead costs to slightly decrease in the second quarter of 2012, as compared to the first quarter of 2012, due to lower fringe costs and certain other expenses incurred during the first quarter which are not expected to recur later in the year. This overhead cost pattern is consistent with prior years.

Intangible amortization expense has increased as a result of the four acquisitions completed in 2011, including JKA, FASI, FLD and TI. The net impact of these acquisitions was $2.8 million of additional amortization expense in the first quarter of 2012 as compared with the first quarter of 2011. We do not expect amortization expense to start to decline until late 2012 when certain earlier acquisitions become fully amortized. We expect second quarter 2012 amortization expense to remain consistent with first quarter 2012 expense.

The KEYW HOLDING CORPORATION AND SUBSIDIARIES

Non-operating expense increased by $393,000 in the first quarter of 2012 as compared with the first quarter of 2011 primarily due to increased interest expense of $410,000.

SERVICES SEGMENT RESULTS (In thousands)	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
Revenue	$39,855	100.0%	$38,626	100.0%
Gross Margin	$10,978	27.5%	$11,268	29.2%
Intangible Amortization	$2,572	6.5%	$2,068	5.4%

Revenue for the three months ended March 31, 2012, increased on a year-over-year basis by $1.2 million, or 3.2%, as compared to the three months ended March 31, 2011. The main drivers for this increase were the acquisitions that occurred subsequent to March 31, 2011, decreases in our Air Force services revenue, the reassignment of a contract, and an increase in headcount. The JKA and FASI acquisitions accounted for $5.5 million of the revenue increase. During the first quarter of 2011, our Air Force services work comprised approximately 13% of our services revenue as compared with approximately 6% of our first quarter 2012 revenue. While we have seen a leveling out of our Air Force services revenue, we still have negative comparisons to prior years. We had staffed a significant portion of a prime contract with a subcontractor in 2011. Late in 2011, that subcontractor was moved to a direct prime contract vehicle at the direction of the government reducing 2012 revenue as compared with 2011 by $2.5 million.

Gross margins decreased as a percentage of revenue for the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011 as a result of the acquisitions made in 2011 that had lower gross margins than our existing work and the impact of billing rates as staff were reassigned to new contracts upon contract completions. We expect full-year Services 2012 margins to remain consistent with first quarter 2012 margins.

INTEGRATED SOLUTIONS SEGMENT RESULTS (In thousands)	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
Revenue	$15,921	100.0%	$3,035	100.0%
Gross Margin	$7,951	49.9%	$973	32.1%
Intangible Amortization	$2,297	14.4%	$0	0%

Revenue for the three months ended March 31, 2012, increased on a year-over-year basis by $12.9 million, or 425%, as compared to the three months ended March 31, 2011. The main driver for this increase was the acquisition of FLD in August 2011 that contributed approximately $12.6 million of revenue in the first quarter of 2012. Our product sales were lower in the first quarter of 2012 but that decrease was offset by the increase in our radar and surface mount technology work. We expect revenue to increase slightly in the second quarter of 2012 from the first quarter of 2012.

Gross margins increased as a percentage of revenue for the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011 as result of the FLD acquisition in 2011, the maturity of the products sold in 2012 and the release of unused accrued warranty expense during the quarter. We typically take a warranty reserve on products for one year post-sale to address any product related issues. We incurred significantly less warranty expense than we expected and have adjusted our reserves accordingly.

Liquidity and Capital Resources

Cash and cash equivalents totaled approximately $1.1 million at March 31, 2012. Our working capital, defined as current assets minus current liabilities, was ($14.6) million at March 31, 2012. This represents an increase of $1.8 million from December 31, 2011 primarily as a result of increased accounts receivable partially offset by increased revolver borrowings. During the first quarter of 2012, we borrowed $8.0 million for working capital purposes, primarily due to payment term changes within our Integrated Solutions segment that lengthened the payment terms from 25 days to 45 days on certain large contracts. The majority of the working capital borrowing needs were due to this change. We also borrowed $2.9 million to repurchase our common stock in the first quarter of 2012. At March 31, 2012, the Company was in compliance with all debt covenants.

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

The KEYW HOLDING CORPORATION AND SUBSIDIARIES

We will continue to acquire companies when there is a strategic fit. At March 31, 2012, we had approximately $30 million of available cash with which to complete additional acquisitions under our existing credit facilities. We may need to increase our credit facilities to complete large acquisitions that require a significant cash component.

Item    3.    Quantitative and Qualitative Disclosures about Market Risk

In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding our exposure to interest rates and foreign exchange rate risks.

Interest Rate Risk

At March 31, 2012, we had $60.5 million outstanding under our revolving credit facility with variable interest rates. Historically, we have not mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements, nor do we have any plans to do so in the immediate future. We have locked in the interest rate for all of our debt for up to six months. We believe that a 10 percent change in interest rates would be immaterial to the Company over the next six months.

Foreign Exchange Risk

We currently do not have any foreign currency risk, and accordingly estimate that an immediate 10% change in foreign exchange rates would have no impact on our reported net income. We do not currently utilize any derivative financial instruments to hedge foreign currency risks.

ITEM    4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

As of March 31, 2012 and the date of this filing, the Company is not party to any on-going legal proceedings.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors previously disclosed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 6.       EXHIBITS

Exhibits – See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KEYW HOLDING CORPORATION

Date: May 1, 2012	By:	/s/ Leonard E. Moodispaw
Leonard E. Moodispaw
President and Chief Executive Officer

Date: May 1, 2012	By:	/s/ John E. Krobath
John E. Krobath
Chief Financial Officer

Exhibit No.	Exhibit Description

10.1*	Amended Employment Agreement, dated March 12, 2012, between The KEYW Corporation	(1)
and Kimberly J. DeChello
10.2*	Amended Employment Agreement, dated March 12, 2012, between The KEYW Corporation	(1)
and John E. Krobath
10.3*	Amended Employment Agreement, dated March 12, 2012, between The KEYW Corporation	(1)
and Leonard E. Moodispaw
10.4*	Amended Employment Agreement, dated March 12, 2012, between The KEYW Corporation	(1)
and Mark A. Willard

31.1	Certification of the Chief Executive Officer pursuant to R Rule 13a-14(a)/15d-14(a)	x

31.2	Certification of the Chief Financial Officer pursuant to R Rule 13a-14(a)/15d-14(a)	x

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer and Principal	x
Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS***	XBRL Instance Document	x

101.SCH***	XBRL Taxonomy Extension Schema Document	x

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document	x

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document	x

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document	x

x	Filed herewith.

*	Indicates management contract or compensatory agreement.

**	This exhibit is being “furnished” with this periodic report and is not deemed “filed” with the Securities and Exchange Commission and is not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation by reference language in any such filing.

***	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Filed as Exhibits 10.36, 10.37, 10.38 and 10.39 to Registrant’s Annual Report on Form 10-K filed March 15, 2012, (File No. 001-34891).

