Form 10-Q
period 2012-06-30
KEYW HOLDING CORP
filed 2012-08-01
CIK 1487101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:           June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 001-34891

The KEYW Holding Corporation

(Exact name of registrant as specified in its charter)

Maryland	27-1594952
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7740 Milestone Parkway, Suite 400
Hanover, Maryland	21076
(Address of principal executive offices)	(Zip Code)

(443) 733-1600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

The number of shares outstanding of the issuer’s common stock ($0.001 par value), as of July 20, 2012 was 25,598,710.

PART I - Financial INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE KEYW Holding Corporation AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars shown in 000’s except share amounts)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$234	$1,294
Receivables	51,196	40,630
Inventories, net	8,676	7,242
Prepaid expenses	2,973	2,511
Income tax receivable	27	27
Deferred tax asset, current	1,193	1,193
Total current assets	64,299	52,897

Property and equipment, net	14,759	8,707
Goodwill	164,466	164,466
Other intangibles, net	29,264	39,002
Deferred tax asset	2,348	2,348
Other assets	212	211
TOTAL ASSETS	$275,348	$267,631

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,706	$4,136
Accrued expenses	4,611	4,370
Accrued salaries & wages	12,640	9,644
Revolver	52,200	49,500
Deferred income taxes	1,591	1,591
Total current liabilities	75,748	69,241

Long-term liabilities:
Non-current deferred tax liability	15,977	17,430
Other non-current liabilities	3,851	301
TOTAL LIABILITIES	95,576	86,972

Commitments and contingencies	0	0

Stockholders’ equity:
Preferred stock, $0.001 par value; 5 million shares authorized, none issued	0	0
Common stock, $0.001 par value; 100 million shares authorized, 25,569,243 and 25,770,795 shares issued and outstanding	26	26
Additional paid-in capital	171,991	173,371
Retained earnings	7,755	7,262
Total stockholders’ equity	179,772	180,659
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$275,348	$267,631

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Dollars shown in 000’s except share and per share amounts)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Services	$39,076	$42,558	$78,931	$81,184
Integrated Solutions	17,079	2,340	33,000	5,375
Total	56,155	44,898	111,931	86,559

Costs of Revenues
Services	28,113	30,277	56,990	57,636
Integrated Solutions	9,109	1,584	17,079	3,646
Total	37,222	31,861	74,069	61,282

Gross Profit
Services	10,963	12,281	21,941	23,548
Integrated Solutions	7,970	756	15,921	1,729
Total	18,933	13,037	37,862	25,277

Operating Expenses
Operating expenses	13,089	10,333	26,501	20,330
Intangible amortization expense	4,869	2,465	9,738	4,533
Total	17,958	12,798	36,239	24,863

Operating Income	975	239	1,623	414

Non-Operating Expense net	450	206	864	228

Income before Income Taxes	525	33	759	186

Income Tax (Expense) Benefit, net	(200)	16	(266)	(74)

Net Income	$325	$49	$493	$112

Weighted Average Common Shares Outstanding
Basic	25,553,097	26,058,260	25,679,720	25,832,176
Diluted	28,353,011	29,301,790	28,085,331	29,243,975

Earnings per Share
Basic	$0.01	$0.00	$0.02	$0.00
Diluted	$0.01	$0.00	$0.02	$0.00

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)

(Dollars shown in 000’s except share amounts)

			Additional
			Paid-In		Total
	Common Stock		Capital	Retained	Stockholders’
	Shares	Amount	(APIC)	Earnings	Equity
BALANCE, JANUARY 1, 2012	25,770,795	$26	$173,371	$7,262	$180,659
Net income	0	0	0	493	493
Option exercise	31,289	0	172	0	172
Warrant exercise	12,500	0	50	0	50
Restricted stock issuances	171,000	0	484	0	484
Restricted stock forfeitures	(20,150)	0	(31)	0	(31)
Stock repurchase	(396,191)	0	(2,948)	0	(2,948)
Stock based compensation	0	0	893	0	893
BALANCE, JUNE 30, 2012	25,569,243	$26	$171,991	$7,755	$179,772

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

The KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollars shown in 000’s except share amounts)

	Six months ended June 30, 2012	Six months ended June 30, 2011
	(Unaudited)	(Unaudited)
Net income	$493	$112
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock compensation	1,346	1,498
Depreciation/Amortization	11,797	5,060
Deferred taxes	0	(223)
Changes in operating assets and liabilities:
Receivables	(10,566)	(4,044)
Inventory	(1,434)	(1,669)
Prepaid expenses	(462)	(2,623)
Accounts payable	570	253
Accrued expenses	1,363	(4,611)
Other balance sheet changes	0	304
Net cash provided by (used in) operating activities	3,107	(5,943)

Cash flows from investing activities:
Acquisitions, net of cash acquired	0	(25,460)
Purchases of property and equipment	(4,141)	(479)
Net cash used in investing activities	(4,141)	(25,939)

Cash flows from financing activities:
Proceeds from revolver, net	2,700	29,000
Repurchase of Stock	(2,948)	0
Proceeds from option and warrant exercises	222	590
Net cash (used in) provided by financing activities	(26)	29,590

Net decrease in cash and cash equivalents	(1,060)	(2,292)
Cash and cash equivalents at beginning of period	1,294	5,795
Cash and cash equivalents at end of period	$234	$3,503

Supplemental disclosure of cash flow information:
Cash paid for interest	$878	$144
Cash paid for taxes	$2,791	$93

Supplemental disclosure of non-cash investing and financing activities:

In conjunction with the JKA acquisition in March 2011, the Company issued 200,643 shares of KEYW common stock with an approximate value of $2.5 million.

In conjunction with the FASI acquisition in May 2011, the Company issued 171,970 shares of KEYW common stock with an approximate value of $1.9 million.

In conjunction with the May 2012 move to the new facilities, the Company added approximately $4.0 million of leasehold improvements that were paid for by the landlord as part of the buildout. This amount was included in other non-current liabilities as deferred rent.

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

Concentrations of Credit Risk

Substantially all of the Company’s cash and cash equivalents are maintained at financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) were fully insured by the FDIC at June 30, 2012. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to cash. In addition, we have credit risk associated with our receivables that arise in the ordinary course of business. In excess of 90% of our contracts are issued by the U.S. Government and any disruption to cash payments from our end customer could put the Company at risk.

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

Research and Development

Internally funded research and development expenses are expensed as incurred and are included in cost of operations in the accompanying consolidated statements of operations. In accordance with FASB ASC Topic 730, Research and Development, such costs consist primarily of payroll, materials, subcontractor and an allocation of overhead costs related to product development. Research and development costs totaled $1,629,000 and $660,000 for the three months ended June 30, 2012 and June 30, 2011, respectively. Research and development costs totaled $2,466,000 and $844,000 for the six months ended June 30, 2012 and June 30, 2011, respectively.

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

For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax liability or benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax obligations or benefits and subsequent adjustments as considered appropriate by management. The Company’s policy is to record interest and penalties as an increase in the liability for uncertain tax obligations or benefits and a corresponding increase to the income tax provision. No such adjustments were recorded as of June 30, 2012 or December 31, 2011.

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

The following table presents the calculation of basic and diluted net income per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income	$325	$49	$493	$112
Weighted average shares – basic	25,553	26,058	25,680	25,832
Effect of dilutive potential common shares	2,800	3,244	2,405	3,412
Weighted average shares – diluted	28,353	29,302	28,085	29,244
Net income per share – basic	$0.01	$0.00	$0.02	$0.00
Net income per share – diluted	$0.01	$0.00	$0.02	$0.00
Anti-dilutive employee share-based awards, excluded	1,116	770	1,098	480
Outstanding options and warrants, total	7,212	6,719	7,212	6,719

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

The KEYW HOLDING CORPORATION AND SUBSIDIARIES

The following assumptions were used for option grants during the quarters ended June 30, 2012 and June 30, 2011.

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

The table below summarizes the unaudited pro forma statement of operations for the first half of 2011, assuming these acquisitions had been completed on the first day of the year. A pro forma income statement is not presented for 2012 as there have been no acquisitions during 2012. These pro forma statements do not include any adjustments that may have resulted from synergies between the acquisitions or from amortization of intangibles other than during the period the acquired entities were part of the Company. The 2011 activity for JKA, FASI and FLD includes the financial activity in 2011 prior to acquisition. Activity for the TI acquisition is not included for any period presented due to its immateriality.

	For Six Months ended June 30, 2011 (In Thousands and Unaudited)
	JKA	FASI	FLD	KEYW	Total
Revenue	$3,381	$3,903	$13,717	$86,559	$107,560
Cost of Revenues	1,659	2,258	6,614	61,282	71,813
Gross Profit	1,722	1,645	7,103	25,277	35,747
Operating Expenses	1,844	3,611	2,139	24,863	32,457
Operating (Loss) Income	(122)	(1,966)	4,964	414	3,290
Non-operating (Income) Expense	(2)	39	43	228	308
(Loss) Income before Taxes	(120)	(2,005)	4,921	186	2,982
Tax Expense	0	0	2,168	74	2,242
Net (Loss) Income	$(120)	$(2,005)	$2,753	$112	$740

The table below summarizes the unaudited pro forma statement of operations for the second quarter of 2011, assuming these acquisitions had been completed on the first day of the year.

	For Three Months ended June 30, 2011 (In Thousands and Unaudited)
	FASI	FLD	KEYW	Total
Revenue	$968	$6,027	$44,898	$51,893
Cost of Revenues	654	3,473	31,861	35,988
Gross Profit	314	2,554	13,037	15,905
Operating Expenses	2,575	1,240	12,798	16,613
Operating (Loss) Income	(2,261)	1,314	239	(708)
Non-operating Expense	29	2	206	237
(Loss) Income before Taxes	(2,290)	1,312	33	(945)
Tax Expense (Benefit)	0	732	(16)	716
Net (Loss) Income	$(2,290)	$580	$49	$(1,661)

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

The Company did not have any financial assets or liabilities that were subject to valuation at June 30, 2012.

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30, 2012	December 31, 2011
Accounts Receivable	(In thousands)
Billed AR	$39,337	$25,717
Unbilled AR	11,859	14,913
Total AR	$51,196	$40,630

Unbilled amounts represent revenue recognized which could not be billed by the period end based on contract terms. The majority of the unbilled amounts were billed subsequent to period end. Retainages typically exist at the end of a project and/or if there is a disputed item on an invoice received by a customer. At June 30, 2012 and December 31, 2011, retained amounts are insignificant and are expected to be collected subsequent to the balance sheet date.

Management does not currently have an allowance for doubtful accounts recorded because management believes that all of the accounts receivable are fully collectible.

Most of the Company’s revenues are derived from contracts with the U.S. Government, in which we are either the prime contractor or a subcontractor, depending on the award.

5. INVENTORIES

Inventories at June 30, 2012 and December 31, 2011 consisted of work in process at various stages of production and finished goods. This inventory, which consists primarily of mobile communications devices, is valued at the lower of cost (as calculated using the weighted average method) or market. The cost of the work in process consists of materials put into production, the cost of labor and an allocation of overhead costs. At June 30, 2012, and December 31, 2011, we have reserved $721,000 and $471,000, respectively, for certain inventory items where the market has not developed as expected.

6. PREPAID EXPENSES

Prepaids at June 30, 2012 and December 31, 2011 primarily consist of prepaid insurance, bonuses, rent, prepaid taxes and professional fees.

The KEYW HOLDING CORPORATION AND SUBSIDIARIES

7. PROPERTY AND EQUIPMENT

Property and equipment are as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Property and Equipment
Aircraft	$6,974	$5,249
Buildings and Improvements	6,496	1,459
Manufacturing Equipment	2,076	1,839
Office Equipment	4,430	3,317
Total	$19,976	$11,864
Accumulated Depreciation	(5,217)	(3,157)
Property and Equipment, net	$14,759	$8,707

Depreciation expense charged to operations was $2,055,000 and $527,000 for the six months ended June 30, 2012 and 2011, respectively. Depreciation expense charged to operations was $1,027,000 and $272,000 for the three months ended June 30, 2012 and 2011, respectively. Certain of our aircraft and equipments are operated out of overseas locations.

In conjunction with the move into a new building, during the second quarter of 2012, the Company added approximately $4.0 million of leasehold improvements that were purchased with a tenant allowance and included in deferred rent.

8. AMORTIZATION OF INTANGIBLE ASSETS

The following values were assigned to intangible assets (other than goodwill) for the acquisitions noted below:

		June 30, 2012 (In thousands)
Acquisition	Intangible	Gross Book Value	Accumulated Amortization	Net Book Value
S&H	Contracts – Fixed Price Level of Effort	$1,606	$(1,088)	$518
ICCI	Contracts – Fixed Price Level of Effort	1,181	(914)	267
ICCI	Contracts – T&M and IDIQ	3,018	(2,934)	84
ESD	Contracts	1,207	(711)	496
LEDS	Contracts	1,019	(954)	65
Recon	Contracts	925	(833)	92
TAGG	Contracts	10,457	(8,206)	2,251
IIT	Contracts	1,615	(1,234)	381
IIT	Trade name	182	(139)	43
Sycamore	Contracts	5,898	(3,113)	2,785
Everest	Contracts	4,690	(1,485)	3,205
JKA	Contracts	2,680	(1,117)	1,563
FASI	Contracts	2,775	(809)	1,966
FLD	Customer Relationships	17,549	(6,656)	10,893
FLD	Contracts	2,234	(1,024)	1,210
FLD	Technology Assets	1,958	(742)	1,216
TI	Contracts	2,500	(271)	2,229
		$61,494	$(32,230)	$29,264

The Company recorded amortization expense of $9.7 million and $4.5 million for the six month periods ended June 30, 2012 and 2011, respectively. The Company recorded amortization expense of $4.9 million and $2.5 million for the three month periods ended June 30, 2012 and 2011, respectively.

Estimated future intangible amortization expense by year as of June 30, 2012 (In thousands)
2012	2013	2014	2015	2016
$9,687	$14,814	$2,693	$1,591	$479

The KEYW HOLDING CORPORATION AND SUBSIDIARIES

9. DEBT

In February 2011, the Company entered into a new $50 million credit facility that includes an accordion feature allowing for an additional $25 million in borrowing. The credit facility is a 3 year agreement and is a multi-bank facility with Bank of America as lead bank. In conjunction with the FLD acquisition, the Company increased the credit facility to $65 million and reloaded the accordion to $25 million. The borrowing availability under this facility is based on KEYW’s ‘Total Leverage Ratio’ which is a relationship between ‘Funded Indebtedness’ to EBITDA as defined in the credit agreement. The agreement contains standard financial covenants. When drawing funds on this facility we have the option of choosing between a ‘Euro Rate Loan’ which is based on the British Bankers Association LIBOR or a ‘Base Rate Loan’ which is based on the higher of (a) the Federal Funds Rate plus ½ of 1.0%, (b) the Prime Rate, or (c) The Eurodollar Rate plus 1.0%. If we select the ‘Euro Rate Loan’ the actual ‘applicable rate’ would be 200 to 300 basis points above the stated rate depending on our most recent quarterly calculation of our ‘Total Leverage Ratio’. If we select the ‘Base Rate Loan’ the actual ‘applicable rate’ would be 100 to 200 basis points above the stated rate depending on our most recent quarterly calculation of our ‘Total Leverage Ratio’. We are able to lock in our selected interest rates for periods of up to six months. At June 30, 2012, we have an outstanding balance of $52.2 million under this facility at interest rates ranging from 2.49% - 4.50% depending on length of lock-in with varying original maturity dates of up to six months with a weighted average interest rate of 2.58%. While the current line expires February 28, 2014, we manage the line based on the lock in agreements which are for periods of up to six months and thus categorize the amounts as current on the balance sheet. The Company is in compliance with all loan covenants at June 30, 2012. The entire credit facility is collateralized by substantially all assets of the Company. Interest expense recognized in the first half of 2012 related to this agreement was approximately $868,000 and was $221,000 in the first half of 2011. Interest expense recognized for the three month period ended June 30, 2012 related to this agreement was approximately $456,000 and $198,000 for the three month period ended June 30, 2011.

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

The option grants during the first half of 2012 consist of options issued to new hires or discretionary awards. All equity issuances are priced at market value based upon our publicly-traded share price on the date of grant.

The Black-Scholes model requires certain inputs related to dividend yield, risk-free interest rate, expected volatility and forfeitures in order to price the option values. During 2012, our assumptions related to these inputs were as follows:

-Dividend yield was zero as we have no current intentions to pay any dividends

-Risk-free interest rate ranging from 0.62% - 1.03%

-Expected volatility ranging from 28.35% - 36.35%

-Forfeitures ranging from 15% - 39%

The KEYW HOLDING CORPORATION AND SUBSIDIARIES

A summary of stock option activity for the period ended June 30, 2012 is as follows:

	Number of Shares	Option Exercise Price	Weighted Average Exercise Price
Outstanding January 1, 2012	2,238,673
Granted	574,100	$7.06 - $10.00	$7.76
Exercised	(31,289)	$5.00 - $9.25	$5.50
Cancelled	(146,673)	$5.00 - $14.57	$9.65
Options Outstanding June 30, 2012	2,634,811

All stock based compensation has been recorded as part of operating expenses. Accounting standards require forfeitures to be estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture estimates are disclosed in the information regarding the option grants above. For the periods ended June 30, 2012 and 2011, share-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. The total unrecognized stock compensation expense at June 30, 2012 is approximately $4.6 million, which will be recognized over four years.

As of June 30, 2012, outstanding stock options were as follows:

Exercise Price	Options Outstanding	Intrinsic Value	Options Vested	Intrinsic Value	Weighted Average Remaining Life (Years)
$5.00	123,500	$622,440	94,100	$474,264	6.20
$5.50	787,187	3,573,829	512,712	2,327,713	7.31
$6.90 - $7.66	497,512	1,303,299	30,567	79,138	9.58
$7.96 – $8.14	95,212	195,179	23,669	48,515	9.41
$9.17 - $10.00	367,275	195,367	189,323	119,398	8.38
$11.18 - $11.99	193,125	0	88,667	0	8.65
$12.28 - $14.57	571,000	0	285,554	0	8.55
	2,634,811	$5,890,114	1,224,592	$3,049,028

2009 Stock Incentive Plan
Total equity available to issue	3,068,309
Total equity outstanding or exercised	2,364,654
Total equity remaining	703,655

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

As of June 30, 2012, outstanding unvested restricted stock awards were as follows:

Unvested Shares
Outstanding January 1, 2012	403,546
Granted	171,000
Vested	(34,333)
Cancelled	(20,150)
Outstanding June 30, 2012	520,063

The KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
December 7 – 31, 2011	425,902	$7.24	425,902	1,574,098
January 1 – June 30, 2012	396,191	$7.44	396,191	1,177,907
Total	822,093	$7.34	822,093	1,177,907

12. WARRANTS

During the first half of 2012, a warrant holder exercised 12,500 warrants. The exercise price for all of these exercises was paid in cash. Our warrants do contain provisions that allow warrant holders to cashlessly exercise their warrants at their option.

As of June 30, 2012, outstanding warrants were as follows:

Exercise Price	Warrants Outstanding	Warrants Vested	Weighted Average Remaining Life (Years)
$4.00	2,079,500	2,079,500	3.15
$5.50	2,287,235	2,287,235	3.90
$9.25	210,000	210,000	4.71
	4,576,735	4,576,735

13. SEGMENTS

The Company specifically identifies acquired goodwill and intangibles with specific segments. Fixed assets are segregated by segment with assets also being assigned to Corporate for those assets that are not specifically identified for either segment.

	As of and for the Six Months ended June 30, 2012 (In thousands and unaudited)
	Services	Integrated Solutions	Corporate

Goodwill	$155,056	$9,410	$0
Intangibles, net	15,946	13,318	0
Property and Equipment, net	1,922	6,985	5,852
Depreciation Expense	387	1,310	362
Intangible Amortization	5,144	4,594	0

	For the Six Months ended June 30, 2011 (In thousands and unaudited)
	Services	Integrated Solutions	Corporate

Depreciation Expense	$202	$198	$134
Intangible Amortization	4,533	0	0

	As of December 31, 2011 (In thousands)
	Services	Integrated Solutions	Corporate

Goodwill	$155,056	$9,410	$0
Intangibles, net	21,090	17,912	0
Property and Equipment, net	1,462	6,050	1,195

The KEYW HOLDING CORPORATION AND SUBSIDIARIES

14. SUBSEQUENT EVENTS

In connection with the preparation of its financial statements for the six months ended June 30, 2012, the Company has evaluated events that occurred subsequent to June 30, 2012 to determine whether any of these events required recognition or disclosure in the first half of 2012 financial statements. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

KEYW’s primary areas of expertise include:

•	providing engineering services and solutions that help our customers solve discreet and complex cybersecurity, cyber superiority, cloud computing, geospatial intelligence, and counter terrorism challenges;
•	providing specialized training and test and evaluation services in domains such as cyber network operations;
•	developing, testing, and deploying new sensor technologies and data processing capabilities for a range of sensor types including signals intelligence, high resolution electro-optical, long-wave infrared, multi-band synthetic aperture radar, and others;
•	developing and fielding innovative applications for mobile devices to support law enforcement, military, and intelligence customer needs; and
•	developing, integrating, rapidly deploying and sustaining of agile airborne intelligence, surveillance, and reconnaissance collection platforms to austere environments.

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

Comparison of Three Months Ended JUNE 30, 2012 and JUNE 30, 2011

The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report. In addition, see Note 2 – Acquisitions to our unaudited financial statements included in this Quarterly Report for specific information with respect to the assumptions and adjustments made in calculating the pro forma financial information for the three month periods ended June 30, 2012 and June 30, 2011 set forth below.

Consolidated Overview (000’s)

(In thousands)	Three Months Ended June 30, 2012	% of Revenue	Three Months Ended June 30, 2011	% of Revenue
Revenue	$56,155	100.0%	$44,898	100.0%
Gross Margin	18,933	33.7%	13,037	29.0%
Cost of Operations	13,089	23.3%	10,333	23.0%
Intangible Amortization	4,869	8.7%	2,465	5.5%
Non-operating Expense	450	0.8%	206	0.5%

Revenue for the three months ended June 30, 2012, increased on a year-over-year basis by $11.3 million, or 25%, as compared to the three months ended June 30, 2011. The main driver for this increase was the FLD acquisition that occurred subsequent to June 30, 2011, offset by a decrease in our Services segment revenue of $3.5 million. Our Integrated Solutions revenue increased by $14.7 million between the two periods due primarily to the acquisition of FLD. See additional detail in the segment discussion below.

Gross margin increased as a percentage of revenue for the quarter ended June 30, 2012 as compared to the quarter ended June 30, 2011 as a result of the increase in the higher margin Integrated Solutions revenue as a percentage of total revenue (increase was from 5.2% to 30.4% of revenue). Our Integrated Solutions margins are significantly higher than our Services margins.

Our cost of operations increased $2.8 million from the second quarter of 2011 to the second quarter of 2012, primarily due to increases from overall corporate growth that includes facilities, overhead personnel to support the larger organization, compensation accruals consistent with the increase in staffing, and increased research and development and bid and proposal costs. Our research and development costs increased by $1.0 million in the second quarter of 2012 as compared to the same quarter in 2011. This increase is driven by investments in our intelligence community class commercial software product, synthetic aperture radar work and continued evolution of our electro-optical products. Our headcount and facilities have expanded both through acquisition and organic growth. The cost of operations as a percentage of revenue is consistent with the second quarter of 2011 and we expect overhead costs to decrease slightly in the third quarter of 2012, as compared to the second quarter of 2012, due to lower fringe costs and certain other expenses incurred early in the year which are not expected to recur later in the year. This overhead cost pattern is consistent with prior years.

The KEYW HOLDING CORPORATION AND SUBSIDIARIES

Intangible amortization expense has increased as a result of the four acquisitions completed in 2011, including JKA, FASI, FLD and TI. The net impact of these acquisitions was $2.4 million of additional amortization expense in the second quarter of 2012 as compared with the second quarter of 2011. We do not expect amortization expense to start to decline until late 2012 when certain earlier acquisitions become fully amortized. We expect third quarter 2012 amortization expense to remain consistent with second quarter 2012 expense.

Non-operating expense increased by $244,000 in the second quarter of 2012 as compared with the second quarter of 2011 primarily due to increased interest expense.

SERVICES SEGMENT RESULTS (In thousands)	Three Months Ended June 30, 2012	% of Revenue	Three Months Ended June 30, 2011	% of Revenue
Revenue	$39,076	100.0%	$42,558	100.0%
Gross Margin	10,963	28.1%	12,281	28.9%
Intangible Amortization	2,572	6.6%	2,465	5.8%

Revenue for the three months ended June 30, 2012, decreased on a year-over-year basis by $3.5 million, or 8.2%, as compared to the three months ended June 30, 2011. The main drivers for this decrease was a reduction in our Air Force services work, the reassignment of a contract, and an increased use of billable staff on non-billable activities. Those decreases were partially offset by increased staffing. During the second quarter of 2011, our Air Force services work comprised approximately 9% of our services revenue as compared with approximately 5% of our second quarter 2012 revenue. While we have seen a leveling out of our Air Force services revenue, we still have negative comparisons to prior years. We had staffed a significant portion of a prime contract with a subcontractor in 2011. Late in 2011, that subcontractor was moved to a direct prime contract vehicle at the direction of the government reducing 2012 revenue as compared with 2011 by $2.2 million. We also increased our spending on research and development, bid and proposal, and intelligence community class commercial software product by approximately $1.2 million in the second quarter of 2012 as compared with the second quarter of 2011. Most of this effort is staffed by otherwise billable services staff that would have been generating revenue during this time.

Gross margins decreased as a percentage of revenue for the quarter ended June 30, 2012 as compared to the quarter ended June 30, 2011 as a result of the acquisitions made in 2011 that had lower gross margins than our existing work and the impact of some billing rate reductions as staff were reassigned to new contracts upon contract completions. We expect full-year Services 2012 margins to remain consistent with second quarter 2012 margins.

INTEGRATED SOLUTIONS SEGMENT RESULTS (In thousands)	Three Months Ended June 30, 2012	% of Revenue	Three Months Ended June 30, 2011	% of Revenue
Revenue	$17,079	100.0%	$2,340	100.0%
Gross Margin	7,970	46.7%	756	32.3%
Intangible Amortization	2,297	13.5%	0	0.0%

Revenue for the three months ended June 30, 2012, increased on a year-over-year basis by $14.7 million, or 630%, as compared to the three months ended June 30, 2011. The main driver for this increase was the acquisition of FLD in August 2011 that contributed approximately $13.0 million of revenue in the second quarter of 2012. Our overall revenue, outside of FLD, increased by $1.7 million due primarily to growth in product related services particularly our radar work and an increase in product sales.

Gross margins increased as a percentage of revenue for the quarter ended June 30, 2012 as compared to the quarter ended June 30, 2011 as result of the FLD acquisition in 2011 and the maturity of the products sold in 2012.

Comparison of SIX Months Ended JUNE 30, 2012 and JUNE 30, 2011

The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report. In addition, see Note 2 – Acquisitions to our unaudited financial statements included in this Quarterly Report for specific information with respect to the assumptions and adjustments made in calculating the pro forma financial information for the six month periods ended June 30, 2012 and June 30, 2011 set forth below.

The KEYW HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Overview (000’s)

(In thousands)	Six Months Ended June 30, 2012	% of Revenue	Six Months Ended June 30, 2011	% of Revenue
Revenue	$111,931	100.0%	$86,559	100.0%
Gross Margin	37,862	33.8%	25,277	29.2%
Cost of Operations	26,501	23.7%	20,330	23.5%
Intangible Amortization	9,738	8.7%	4,533	5.2%
Non-operating Expense	864	0.8%	228	0.3%

Revenue for the six months ended June 30, 2012, increased on a year-over-year basis by $25.4 million, or 29%, as compared to the six months ended June 30, 2011. The main drivers for this increase were the acquisitions that occurred in 2011, including JKA, FASI and FLD offset in part by decreases in our Services segment revenue of $7.0 million. The acquisitions accounted for approximately $20 million of the 2012 revenue increase. Our Integrated Solutions revenue increased by $27.6 million between the two periods due to the acquisition of FLD and the growth of our product related services and sales. See additional detail in the segment discussion below.

Gross margin increased as a percentage of revenue for the first half ended June 30, 2012 as compared to the first half ended June 30, 2011 as a result of the higher margin Integrated Solutions revenue as a percentage of total revenue (increase was from 6% to 29% of revenue) and higher gross margins in the Integrated Solutions segment, partially offset by lower Services gross margins. Our Integrated Solutions margins are significantly higher than our Services margins.

Our cost of operations increased by $6.2 million from the first half of 2011 to the first half of 2012, primarily due to increases from overall corporate growth that includes facilities, overhead personnel to support the larger organization, compensation accruals consistent with the increases in staffing and revenue, and increased research and development and bid and proposal costs. Our headcount and facilities have expanded both through acquisition and organic growth. The combination of research and development and bid and proposal costs increased by $2.2 million from 2011 to 2012. This increase is driven by investments in our intelligence community class commercial software product, synthetic aperture radar work and continued evolution of our electro-optical products. In 2012 we have had several large proposal efforts where we did not have similar activity in 2011. The acquisitions of FLD and FASI contributed an additional $2.0 million of the increased cost. The cost of operations as a percentage of revenue is consistent with the first half of 2011 and we expect overhead costs to decrease slightly in the second half of 2012, as compared to the first half of 2012, due to lower fringe costs and certain other expenses incurred during the first half which are not expected to recur later in the year. This overhead cost pattern is consistent with prior years.

Intangible amortization expense has increased as a result of the four acquisitions completed in 2011, including JKA, FASI, FLD and TI. The net impact of these acquisitions was $5.2 million of additional amortization expense in the first half of 2012 as compared with the first half of 2011. We do not expect amortization expense to start to decline until late 2012 when certain earlier acquisitions become fully amortized. We expect second half 2012 amortization expense to decrease slightly from the first half 2012 expense.

Non-operating expense increased by $636,000 in the first half of 2012 as compared with the first half of 2011 primarily due to increased interest expense.

SERVICES SEGMENT RESULTS (In thousands)	Six Months Ended June 30, 2012	% of Revenue	Six Months Ended June 30, 2011	% of Revenue
Revenue	$78,931	100.0%	$81,184	100.0%
Gross Margin	21,941	27.8%	23,548	29.0%
Intangible Amortization	5,144	6.5%	4,533	5.6%

Revenue for the six months ended June 30, 2012, decreased on a year-over-year basis by $2.3 million, or 2.8%, as compared to the six months ended June 30, 2011. The main drivers for this decrease were the reduction in Air Force services revenue, the reassignment of a contract, and the use of billable staff for research and development and bid and proposal activities. Offsetting the decreases were significant headcount additions since mid-2011 and the JKA and FASI acquisitions which increased revenue by $5.0 million. During the first half of 2011, our Air Force services work comprised approximately 11% of our services revenue as compared with approximately 5% of our first half 2012 revenue. While we have seen a leveling out of our Air Force services revenue, we still have negative comparisons to the prior year. We had staffed a significant portion of a prime contract with a subcontractor in 2011. Late in 2011, that subcontractor was moved to a direct prime contract vehicle at the direction of the government reducing 2012 revenue as compared with 2011 by $3.5 million.

The KEYW HOLDING CORPORATION AND SUBSIDIARIES

Gross margins decreased as a percentage of revenue for the first half ended June 30, 2012 as compared to the first half ended June 30, 2011 as a result of the acquisitions made in 2011 that had lower gross margins than our existing work and the impact of billing rates as staff were reassigned to new contracts upon contract completions. We expect full-year Services 2012 margins to remain consistent with first half 2012 margins.

INTEGRATED SOLUTIONS SEGMENT RESULTS (In thousands)	Six Months Ended June 30, 2012	% of Revenue	Six Months Ended June 30, 2011	% of Revenue
Revenue	$33,000	100.0%	$5,375	100.0%
Gross Margin	15,921	48.2%	1,729	32.2%
Intangible Amortization	4,594	13.9%	0	0.0%

Revenue for the six months ended June 30, 2012, increased on a year-over-year basis by $27.6 million, or 514%, as compared to the six months ended June 30, 2011. The main driver for this increase was the acquisition of FLD in August 2011 that contributed approximately $25.6 million of revenue in the first half of 2012. Our product sales were lower in the first half of 2012 but that decrease was offset by an increase in our radar work. We expect revenue to increase slightly in the second half of 2012 from the first half of 2012.

Gross margins increased as a percentage of revenue for the first half ended June 30, 2012 as compared to the first half ended June 30, 2011 as result of the FLD acquisition in 2011, the maturity of the products sold in 2012 and the release of unused accrued warranty expense during the first half of 2012. We typically take a warranty reserve on products for one year post-sale to address any product related issues. We incurred significantly less warranty expense than we expected and have adjusted our reserves accordingly.

Liquidity and Capital Resources

Cash and cash equivalents totaled approximately $0.2 million at June 30, 2012. Our working capital, defined as current assets minus current liabilities, was ($11.5) million at June 30, 2012. This represents an improvement of $4.8 million from December 31, 2011 primarily from cash generated from operations. During the first half of 2012, we borrowed $2.7 million for working capital purposes, primarily due to payment term changes within our Integrated Solutions segment that lengthened the payment terms from 25 days to 45 days on certain large contracts, stock repurchases, fixed asset expenditures, and tax payments. At June 30, 2012, the Company was in compliance with all debt covenants.

We believe that our cash from operations will be sufficient to fund our operations as we continue to grow in addition to allowing us to continue to pay down our outstanding debt. Continual expansion of our FLD flight operations may require the acquisition of additional aircraft assets, as has occurred in 2012, and may limit the amount by which we are able to pay down debt. We may utilize our line of credit to fund acquisitions and to provide liquidity in the event of federal governmental budgetary issues, including failure or delay by Congress and the President in approving federal budgets in the future.

We will continue to acquire companies when there is a strategic fit. At June 30, 2012, we had approximately $38.0 million of availability under the revolving credit facility, including our accordion feature, with which to complete additional acquisitions under our existing credit facilities. We may need to raise additional capital either through debt or equity issuances to complete large acquisitions that require a significant cash component. To facilitate this, we have filed a shelf registration statement on Form S-3 that has been declared effective by the SEC to register the offer and sale of up to $100.0 million of our securities. This registration statement enables us to issue shares of our common stock, shares of our preferred stock, warrants, debt securities as well as units that include any of these securities. Under the rules governing shelf registration statements, we will file a prospectus supplement and advise the SEC of the amount and type of securities each time we issue securities under this registration statement.

The KEYW HOLDING CORPORATION AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding our exposure to interest rates and foreign exchange rate risks.

Interest Rate Risk

At June 30, 2012, we had $52.2 million outstanding under our revolving credit facility with variable interest rates. Historically, we have not mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements, nor do we have any plans to do so in the immediate future. We have locked in the interest rate for all of our debt for up to six months. We believe that a 10 percent change in interest rates would be immaterial to the Company over the next six months.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of June 30, 2012 and the date of this filing, the Company is not party to any on-going legal proceedings.

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

the KEYW Holding COrporation

Date: August 1, 2012	By:	/s/ Leonard E. Moodispaw
Leonard E. Moodispaw
President and Chief Executive Officer

Date: August 1, 2012	By:	/s/ John E. Krobath
John E. Krobath
Chief Financial Officer

Exhibit No.	Exhibit Description

10.1*	Amended Employment Agreement, dated June 29, 2012, between The KEYW Corporation	(1)
and Leonard E. Moodispaw

10.2*	Amended Employment Agreement, dated June 29, 2012, between The KEYW Corporation	(1)
and John E. Krobath

10.3*	Amended Employment Agreement, dated June 29, 2012, between The KEYW Corporation	(1)
and Mark A. Willard

10.4*	Amended Employment Agreement, dated June 29, 2012, between The KEYW Corporation	(1)
and Kimberly J. DeChello

31.1	Certification of the Chief Executive Officer pursuant to R Rule 13a-14(a)/15d-14(a)	x

31.2	Certification of the Chief Financial Officer pursuant to R Rule 13a-14(a)/15d-14(a)	x

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer and Principal	x
Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS***	XBRL Instance Document	x

101.SCH***	XBRL Taxonomy Extension Schema Document	x

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document	x

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document	x

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document	x

x	Filed herewith.

*	Indicates management contract or compensatory agreement.

**	This exhibit is being “furnished” with this periodic report and is not deemed “filed” with the Securities and Exchange Commission and is not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation by reference language in any such filing.

***	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Filed as Exhibits 10.1, 10.2, 10.3 and 10.4 to Registrant’s Current Report on Form 8-K filed July 3, 2012, (File No. 001-34891).

