Form 10-Q
period 2012-09-30
KEYW HOLDING CORP
filed 2012-10-31
CIK 1487101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:          September 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No ☒

The number of shares outstanding of the issuer’s common stock ($0.001 par value), as of October 11, 2012 was 34,970,204.

PART I - Financial INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE KEYW Holding Corporation AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars shown in 000’s except share amounts)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,164	$1,294
Receivables	45,892	40,630
Inventories, net	9,066	7,242
Prepaid expenses	2,349	2,511
Income tax receivable	27	27
Deferred tax asset, current	1,193	1,193
Total current assets	110,691	52,897

Property and equipment, net	15,459	8,707
Goodwill	164,466	164,466
Other intangibles, net	24,395	39,002
Deferred tax asset	4,737	2,348
Other assets	47	211
TOTAL ASSETS	$319,795	$267,631

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,412	$4,136
Accrued expenses	7,953	4,370
Accrued salaries & wages	12,424	9,644
Revolver	0	49,500
Deferred income taxes	1,591	1,591
Total current liabilities	25,380	69,241

Long-term liabilities:
Non-current deferred tax liability	15,168	17,430
Other non-current liabilities	3,812	301
TOTAL LIABILITIES	44,360	86,972

Commitments and contingencies	0	0

Stockholders’ equity:
Preferred stock, $0.001 par value; 5 million shares authorized, none issued	0	0
Common stock, $0.001 par value; 100 million shares authorized, 34,160,790 and 25,770,795 shares issued and outstanding	34	26
Additional paid-in capital	267,304	173,371
Retained earnings	8,097	7,262
Total stockholders’ equity	275,435	180,659
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$319,795	$267,631

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Dollars shown in 000’s except share and per share amounts)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Services	$39,665	$40,793	$118,596	$121,978
Integrated Solutions	17,688	13,164	50,688	18,538
Total	57,353	53,957	169,284	140,516

Costs of Revenues
Services	28,634	30,180	85,623	87,816
Integrated Solutions	9,232	8,628	26,312	12,273
Total	37,866	38,808	111,935	100,089

Gross Profit
Services	11,031	10,613	32,973	34,162
Integrated Solutions	8,456	4,536	24,376	6,265
Total	19,487	15,149	57,349	40,427

Operating Expenses
Operating expenses	13,914	11,231	40,415	31,561
Intangible amortization expense	4,869	3,573	14,607	8,106
Total	18,783	14,804	55,022	39,667

Operating Income	704	345	2,327	760

Non-Operating Expense, net	376	330	1,239	557

Income before Income Taxes	328	15	1,088	203

Income Tax (Benefit) Expense, net	(13)	(90)	253	(15)

Net Income	$341	$105	$835	$218

Weighted Average Common Shares Outstanding
Basic	25,883,556	26,169,829	25,744,453	25,944,264
Diluted	29,357,193	29,061,409	28,548,768	29,140,838

Earnings per Share
Basic	$0.01	$0.00	$0.03	$0.01
Diluted	$0.01	$0.00	$0.03	$0.01

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)

(Dollars shown in 000’s except share amounts)

	Common Stock		Additional Paid-In Capital	Retained	Total Stockholders’
	Shares	Amount	(APIC)	Earnings	Equity
BALANCE, JANUARY 1, 2012	25,770,795	$26	$173,371	$7,262	$180,659
Net income	0	0	0	835	835
Option exercise	52,940	0	320	0	320
Warrant exercise	67,396	0	50	0	50
Restricted stock issuances	182,000	0	749	0	749
Restricted stock forfeitures	(26,150)	0	(51)	0	(51)
Stock repurchase	(396,191)	0	(2,948)	0	(2,948)
Stock issued in public offering, net of expenses	8,510,000	8	94,443	0	94,451
Stock based compensation		0	1,370	0	1,370
BALANCE, SEPTEMBER 30, 2012	34,160,790	$34	$267,304	$8,097	$275,435

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

The KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollars shown in 000’s except share amounts)

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
	(Unaudited)	(Unaudited)
Net income	$835	$218
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation	2,068	2,169
Depreciation/Amortization	17,747	9,245
Deferred taxes	(2,389)	(561)
Changes in operating assets and liabilities:
Receivables	(5,262)	(2,193)
Inventory	(1,824)	(1,388)
Prepaid expenses	162	1,112
Accounts payable	(724)	(1,849)
Accrued expenses	3,643	(2,965)
Other balance sheet changes	163	272
Net cash provided by operating activities	14,419	4,060

Cash flows from investing activities:
Acquisitions, net of cash acquired	0	(55,213)
Purchases of property and equipment	(5,922)	(1,954)
Net cash used in investing activities	(5,922)	(57,167)

Cash flows from financing activities:
Proceeds from stock issuance, net	94,451	0
Proceeds from revolver, net	(49,500)	49,000
Repurchase of stock	(2,948)	0
Proceeds from option and warrant exercises	370	693
Net cash provided by financing activities	42,373	49,693

Net increase (decrease) in cash and cash equivalents	50,870	(3,414)
Cash and cash equivalents at beginning of period	1,294	5,795
Cash and cash equivalents at end of period	$52,164	$2,381

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,304	$342
Cash paid for taxes	$4,227	$93

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

Principles of Consolidation

The consolidated financial statements include the transactions of KEYW and its wholly-owned subsidiaries, ICCI, S&H, TAGG, IIT, Sycamore, Everest, JKA, FASI and FLD from the date of their acquisition. All intercompany accounts and transactions have been eliminated.

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

Capitalized Software

The Company, beginning in the third quarter of 2012, began to capitalize software development costs related to software products designed for sale or licensing. Once technological feasibility is established, applicable software development costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We consider technological feasibility to be established when we have completed all necessary planning and design and after all high-risk development issues are resolved through coding and testing. Moreover, these activities are necessary to establish that the product can meet our design specifications including functions, features, and technical performance requirements. We discontinue capitalization when the product is available for general release to customers. All of our capitalized software relates to Project G which is not anticipated to be available for general release until early 2013.

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

Goodwill

Purchase price in excess of the fair value of tangible assets and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. In accordance with FASB ASC Topic 350-20, Goodwill, the Company tests for impairment at least annually, using a two-step approach. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. As of the measurement of October 1, 2011, the Company operated as a single reporting unit. The fair value of the reporting unit is estimated using a market capitalization approach. If the carrying amount of the unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company performed the test during the fourth quarter of fiscal year 2011 and found no impairment to the carrying value of goodwill. Management has concluded that there have been no events subsequent to the impairment test that would indicate an impairment of goodwill. Beginning in the fourth quarter of 2011, the Company began operating in two segments. In 2012, goodwill will be evaluated at the individual reporting unit level.

Intangibles

Intangible assets consist of customer related and technology intangibles acquired in various acquisitions. Intangible assets are amortized on a straight line basis over their estimated useful lives unless the pattern of usage of the benefits indicates an alternative method is more representative. The useful lives of the intangibles range from one to seven years.

Concentrations of Credit Risk

Substantially all of the Company’s cash and cash equivalents are maintained at financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) at September 30, 2012. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to cash. In addition, we have credit risk associated with our receivables that arise in the ordinary course of business. In excess of 90% of our contracts are issued by the U.S. Government and any disruption to cash payments from our end customer could put the Company at risk.

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

The KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

Research and Development

Internally funded research and development expenses are expensed as incurred and are included in cost of operations in the accompanying consolidated statements of operations. In accordance with FASB ASC Topic 730, Research and Development, such costs consist primarily of payroll, materials, subcontractor and an allocation of overhead costs related to product development. Research and development costs totaled $1,688,000 and $904,000 for the three months ended September 30, 2012 and September 30, 2011, respectively. Research and development costs totaled $4,154,000 and $1,748,000 for the nine months ended September 30, 2012 and September 30, 2011, respectively.

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

For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax liability or benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax obligations or benefits and subsequent adjustments as considered appropriate by management. The Company’s policy is to record interest and penalties as an increase in the liability for uncertain tax obligations or benefits and a corresponding increase to the income tax provision. No such adjustments were recorded as of September 30, 2012 or December 31, 2011.

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

The following table presents the calculation of basic and diluted net income per share (in thousands unaudited):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income	$341	$105	$835	$218
Weighted average shares – basic	25,884	26,170	25,744	25,944
Effect of dilutive potential common shares	3,473	2,891	2,805	3,197
Weighted average shares – diluted	29,357	29,061	28,549	29,141
Net income per share – basic	$0.01	$0.00	$0.03	$0.01
Net income per share – diluted	$0.01	$0.00	$0.03	$0.01
Anti-dilutive employee share-based awards, excluded	689	855	880	693
Outstanding options and warrants, total	7,125	6,740	7,125	6,740

The KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

The following assumptions were used for option grants during the quarters ended September 30, 2012 and September 30, 2011.

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

The KEYW HOLDING CORPORATION AND SUBSIDIARIES

In June 2011, the FASB issued a new accounting standard on the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The adoption of this standard will only impact the presentation of our financial statements if and when we have elements of comprehensive income.

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

Flight Landata, Inc.

On August 5, 2011, the Company acquired Flight Landata, Inc. (“FLD”) and its wholly-owned subsidiary FLI-HI, LLC for $30.0 million in cash. The purchase price was subject to post-closing adjustments, including working capital and other adjustments, as of the closing date. The goodwill and intangible assets associated with this acquisition are not deductible for tax purposes, however the identified intangible assets are amortized under US GAAP.

The KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

The table below summarizes the unaudited pro forma statement of operations for the first nine months of 2011, assuming these acquisitions had been completed on the first day of the year. A pro forma income statement is not presented for 2012 as there have been no acquisitions on or prior to September 30, 2012. These pro forma statements do not include any adjustments that may have resulted from synergies between the acquisitions or from amortization of intangibles other than during the period the acquired entities were part of the Company. The 2011 activity for JKA, FASI and FLD includes the financial activity in 2011 prior to acquisition. Activity for the TI acquisition is not included for any period presented due to its immateriality.

	For Nine Months ended September 30, 2011 (In Thousands and Unaudited)
	JKA	FASI	FLD	KEYW	Total
Revenue	$2,600	$3,903	$17,282	$140,516	$164,301
Cost of Revenues	1,341	2,258	8,321	100,089	112,009
Gross Profit	1,259	1,645	8,961	40,427	52,292
Operating Expenses	991	3,611	3,121	39,667	47,390
Operating Income (Loss)	268	(1,966)	5,840	760	4,902
Non-operating Expense, net	6	39	172	557	774
Income (Loss) before Taxes	262	(2,005)	5,668	203	4,128
Tax Expense (Benefit), net	0	0	2,257	(15)	2,242
Net Income (Loss)	$262	$(2,005)	$3,411	$218	$1,886

The KEYW HOLDING CORPORATION AND SUBSIDIARIES

The table below summarizes the unaudited pro forma statement of operations for the third quarter of 2011, assuming that the FLD acquisition had been completed on the first day of the year.

	For Three Months ended September 30, 2011 (In Thousands and Unaudited)
	FLD	KEYW	Total
Revenue	$3,565	$53,957	$57,522
Cost of Revenues	2,474	38,808	41,282
Gross Profit	1,091	15,149	16,240
Operating Expenses	214	14,804	15,018
Operating Income	877	345	1,222
Non-operating Expense, net	128	330	458
Income before Taxes	749	15	764
Tax Expense (Benefit), net	89	(90)	(1)
Net Income	$660	$105	$765

3.	FAIR VALUE MEASUREMENTS

We group financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1	Valuations for assets and liabilities traded in active exchange markets. Valuations are obtained from available pricing sources for market transactions involving identical assets or liabilities.

Level 2	Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities which use (1) observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; (2) quoted prices in active markets that are not active; or (3) other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company did not have any mark-to-market financial assets or liabilities at September 30, 2012.

4.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
Accounts Receivable
Billed AR	$25,785	$25,717
Unbilled AR	20,107	14,913
Total AR	$45,892	$40,630

Unbilled amounts represent revenue recognized which could not be billed by the period end based on contract terms. The majority of the unbilled amounts were billed subsequent to period end. Retainages typically exist at the end of a project and/or if there is a disputed item on an invoice received by a customer. At September 30, 2012 and December 31, 2011, retained amounts are insignificant and are expected to be collected subsequent to the balance sheet date.

Management does not currently have an allowance for doubtful accounts recorded because management believes that all of the accounts receivable are fully collectible.

Most of the Company’s revenues are derived from contracts with the U.S. Government, in which we are either the prime contractor or a subcontractor, depending on the award.

The KEYW HOLDING CORPORATION AND SUBSIDIARIES

5.	INVENTORIES

Inventories at September 30, 2012 and December 31, 2011 consisted of work in process at various stages of production and finished goods. This inventory, which consists primarily of mobile communications devices, is valued at the lower of cost (as calculated using the weighted average method) or market. The cost of the work in process consists of materials put into production, the cost of labor and an allocation of overhead costs. At September 30, 2012, and December 31, 2011, we have reserved $838,000 and $471,000, respectively, for certain inventory items where the market has not developed as expected.

During the third quarter of 2012, we capitalized $670,000 of software designed for sale or leasing.

6.	PREPAID EXPENSES

Prepaids at September 30, 2012 and December 31, 2011 primarily consist of prepaid insurance, bonuses, rent, prepaid taxes and professional fees.

7.	PROPERTY AND EQUIPMENT

Property and equipment are as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Property and Equipment
Aircraft	$6,983	$5,249
Buildings and Improvements	7,089	1,459
Manufacturing Equipment	2,178	1,839
Office Equipment	5,506	3,317
Total	$21,756	$11,864
Accumulated Depreciation	(6,297)	(3,157)
Property and Equipment, net	$15,459	$8,707

Depreciation expense charged to operations was $3,140,000 and $1,139,000 for the nine months ended September 30, 2012 and 2011, respectively. Depreciation expense charged to operations was $1,085,000 and $612,000 for the three months ended September 30, 2012 and 2011, respectively. Certain of our aircraft and equipments are operated out of overseas locations.

In conjunction with the move into a new building, during the second quarter of 2012, the Company added approximately $4.0 million of leasehold improvements that were purchased with a tenant allowance and included in deferred rent.

8.	AMORTIZATION OF INTANGIBLE ASSETS

The following values were assigned to intangible assets (other than goodwill) for the acquisitions noted below:

		September 30, 2012 (In thousands)
Acquisition	Intangible	Gross Book Value	Accumulated Amortization	Net Book Value
S&H	Contracts – Fixed Price Level of Effort	$1,606	$(1,147)	$459
ICCI	Contracts – Fixed Price Level of Effort	1,181	(970)	211
ICCI	Contracts – T&M and IDIQ	3,018	(2,958)	60
ESD	Contracts	1,207	(771)	436
LEDS	Contracts	1,019	(1,003)	16
Recon	Contracts	925	(888)	37
TAGG	Contracts	10,457	(9,077)	1,380
IIT	Contracts	1,615	(1,368)	247
IIT	Trade name	182	(154)	28
Sycamore	Contracts	5,898	(3,604)	2,294
Everest	Contracts	4,690	(1,720)	2,970
JKA	Contracts	2,680	(1,340)	1,340
FASI	Contracts	2,775	(983)	1,792
FLD	Customer Relationships	17,549	(8,472)	9,077
FLD	Contracts	2,234	(1,303)	931
FLD	Technology Assets	1,958	(945)	1,013
TI	Contracts	2,500	(396)	2,104
		$61,494	$(37,099)	$24,395

The KEYW HOLDING CORPORATION AND SUBSIDIARIES

The Company recorded amortization expense of $14.6 million and $8.1 million for the nine month periods ended September 30, 2012 and 2011, respectively. The Company recorded amortization expense of $4.9 million and $3.6 million for the three month periods ended September 30, 2012 and 2011, respectively.

Estimated future intangible amortization expense by year as of September 30, 2012 (In thousands)
2012	2013	2014	2015	2016
$4,818	$14,814	$2,693	$1,591	$479

9.	DEBT

In February 2011, the Company entered into a new $50 million credit facility that includes an accordion feature allowing for an additional $25 million in borrowing. The credit facility was a 3 year agreement and was a multi-bank facility with Bank of America as lead bank. In conjunction with the FLD acquisition, the Company increased the credit facility to $65 million and reloaded the accordion to $25 million. On September 28, 2012 the Company terminated, satisfied, and discharged all of its obligations under the Bank of America credit facility and on October 1, 2012 the Company entered into a new senior credit agreement. See Note 14 – Subsequent Events. Interest expense recognized in the first nine months of 2012 related to the Bank of America credit facility was approximately $1,286,000 and was $543,000 in the first nine months of 2011. Interest expense recognized for the three month period ended September 30, 2012 related to this agreement was approximately $418,000 and $322,000 for the three month period ended September 30, 2011.

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

On August 15, 2012, the shareholders approved the 2013 KEYW Holding Corporation Stock Incentive Plan. The 2013 plan, which takes effect on January 1, 2013, replaces the 2009 plan and provides for the issuance of restricted stock, stock options, and restricted stock units with a maximum of 2,000,000 shares available for issuance.

Stock Options

The Company generally issues stock option awards that vest over varying periods, ranging from three to five years, and have a ten-year life. We estimate the fair value of stock options using the Black-Scholes option-pricing model. Because our common stock did not trade publicly until October 1, 2010, we do not use historical data to determine volatility of our stock. We will begin using our own stock volatility in the fourth quarter of 2012. We determine volatility by using the historical stock volatility of public companies in our industry with similar characteristics. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. All option awards terminate within ninety days or sooner after termination of service with the Company, except as provided in certain circumstances under our senior executive employment agreements.

The option grants during the first nine months of 2012 consist of options issued to new hires or discretionary awards. All equity issuances have an exercise price at market value or higher based upon our publicly-traded share price on the date of grant.

The Black-Scholes model requires certain inputs related to dividend yield, risk-free interest rate, expected volatility and forfeitures in order to price the option values. During 2012, our assumptions related to these inputs were as follows:

-Dividend yield was zero as we have no current intentions to pay any dividends

The KEYW HOLDING CORPORATION AND SUBSIDIARIES

-Risk-free interest rate ranging from 0.62% - 1.03%

-Expected volatility ranging from 28.35% - 36.35%

-Forfeitures ranging from 15% - 39%

Beginning in the fourth quarter of 2012, we will begin using our own stock’s volatility for the Black-Sholes input as we will have enough trading history at that time.

A summary of stock option activity for the period ended September 30, 2012 is as follows:

	Number of Shares	Option Exercise Price	Weighted Average Exercise Price
Outstanding January 1, 2012	2,238,673
Granted	650,150	$7.06 - $11.44	$8.10
Exercised	(52,940)	$5.00 - $11.30	$6.04
Cancelled	(197,773)	$5.00 - $14.57	$9.69
Options Outstanding September 30, 2012	2,638,110

All stock based compensation has been recorded as part of operating expenses. Accounting standards require forfeitures to be estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture estimates are disclosed in the information regarding the option grants above. For the periods ended September 30, 2012 and 2011, share-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. The total unrecognized stock compensation expense at September 30, 2012 is approximately $4.1 million, which will be recognized over four years.

As of September 30, 2012, outstanding stock options were as follows:

Exercise Price	Options Outstanding	Intrinsic Value	Options Vested	Intrinsic Value	Weighted Average Remaining Life (Years)
$5.00	116,000	$870,000	88,600	$664,500	5.99
$5.50	773,037	5,411,259	516,131	3,612,917	7.08
$6.90 - $7.66	484,011	2,458,747	29,065	146,755	9.33
$7.96 – $8.14	94,962	428,265	23,419	105,606	9.15
$9.17 - $10.98	421,425	1,188,934	222,443	657,623	8.40
$11.18 - $11.99	189,625	145,456	92,359	70,111	8.47
12.28	66,650	14,663	33,328	7,332	8.50
$12.65 - $14.57	492,400	0	246,248	0	8.27
	2,638,110	$10,517,324	1,251,593	$5,264,844

2009 Stock Incentive Plan
Total equity available to issue	4,099,295
Total equity outstanding or exercised	2,406,854
Total equity remaining	1,692,441

Restricted Stock Awards

During 2012, the Company has issued restricted stock for employee incentive plans and strategic hires. The Company issued 147,000 shares of restricted common stock to existing employees under the long-term incentive plan. These shares cliff vest in three years. The Company issued an additional 35,000 restricted shares to new hires and board members. The majority of these shares cliff vest in three years. The expense for these shares will be recognized over the vesting life of each individual tranche of shares based upon the fair value of a share of stock at the date of grant. All restricted stock awards have no exercise price.

As of September 30, 2012, outstanding unvested restricted stock awards were as follows:

The KEYW HOLDING CORPORATION AND SUBSIDIARIES

Unvested Shares
Outstanding January 1, 2012	403,546
Granted	182,000
Vested	(180,013)
Cancelled	(26,150)
Outstanding September 30, 2012	379,383

11.	STOCK REPURCHASE

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

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
December 7 – 31, 2011	425,902	$7.24	425,902	1,574,098
January 1 – September 30, 2012	396,191	$7.44	396,191	1,177,907
Total	822,093	$7.34	822,093	1,177,907

12.	WARRANTS

During the first nine months of 2012, warrant holders exercised 67,396 warrants with 12,500 warrants exercised at $4.00 per share. The total cash received from these exercises was approximately $50,000. Under the warrant agreements, warrants may be cashlessly exercised based on the average price of the Company’s common stock for 5 days prior to exercise. Under this methodology 89,432 of the total exercised warrants were exchanged for 54,896 shares of the Company’s common stock in cashless exercises.

As of September 30, 2012, outstanding warrants were as follows:

Exercise Price	Warrants Outstanding	Warrants Vested	Weighted Average Remaining Life (Years)
$4.00	2,023,250	2,023,250	2.89
$5.50	2,254,053	2,254,053	3.65
$9.25	210,000	210,000	4.46
	4,487,303	4,487,303

13.	SEGMENTS

The Company specifically identifies acquired goodwill and intangibles with specific segments. Fixed assets are segregated by segment with assets also being assigned to Corporate for those assets that are not specifically identified for either segment.

	As of and for the Nine Months ended September 30, 2012 (In thousands and unaudited)
	Services	Integrated Solutions	Corporate

Goodwill	$155,056	$9,410	$0
Intangibles, net	13,375	11,020	0
Property and Equipment, net	2,033	6,452	6,974
Depreciation Expense	629	1,868	643
Intangible Amortization	7,715	6,892	0

The KEYW HOLDING CORPORATION AND SUBSIDIARIES

	For the Nine Months ended September 30, 2011 (In thousands and unaudited)
	Services	Integrated Solutions	Corporate

Depreciation Expense	$403	$520	$216
Intangible Amortization	7,044	1,062	0

	As of December 31, 2011 (In thousands)
	Services	Integrated Solutions	Corporate

Goodwill	$155,056	$9,410	$0
Intangibles, net	21,090	17,912	0
Property and Equipment, net	1,462	6,050	1,195

14.	SUBSEQUENT EVENTS

In connection with the preparation of its financial statements for the nine months ended September 30, 2012, the Company has evaluated events that occurred subsequent to September 30, 2012 to determine whether any of these events required recognition or disclosure in the first nine months of 2012 financial statements. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements other than those listed below.

On October 1, 2012, the Company entered into a senior credit agreement, (the “Credit Agreement”), by and among itself, the KEYW Corporation, as the borrower (the “Borrower”), the domestic direct and indirect subsidiary guarantors of KEYW (the “Subsidiary Guarantors”), the lenders and Royal Bank of Canada, as administrative agent. Under the Credit Agreement, the Company provided a guaranty of all of the obligations of the Borrower. The Credit Agreement provides the Borrower a $60 million term loan and a $40 million revolving credit facility, (the “Revolver”). The Revolver includes a $10 million swing line and a $15 million letter of credit sub-facility. The Credit Agreement includes an uncommitted accordion facility, permitting the Borrower to obtain up to an additional $35 million, subject to certain conditions. The five year Credit Agreement bears cash interest at either selected LIBOR plus a specified margin based on the Company’s then existing Senior Leverage Ratio (as defined in the Credit Agreement) or an alternative base rate plus a specified margin. The Term Loan and the Revolver are secured by a security interest and lien on substantially all of KEYW’s, the Borrower’s and the Subsidiary Guarantor’s assets including a pledge of one hundred percent of the equity securities of the Borrower and the Subsidiary Guarantors.

On October 1, 2012, the Company, through a wholly-owned subsidiary, acquired all of the outstanding shares of capital stock of Poole for $116 million in cash and 794,913 shares of the Company’s common stock. $16 million of the cash portion of the purchase price will be held in escrow until the 18-month anniversary of the closing date as partial security for the indemnification obligations of the sellers. The purchase price is subject to post-closing adjustments, including working capital and other adjustments, as of the closing date.

On October 12, 2012, an indirect wholly-owned subsidiary of the Company merged with and into Sensage, with Sensage surviving as an indirect wholly-owned subsidiary of the Company. The equity holders of Sensage received $15 million in cash and 713,151 shares of the Company’s common stock. The equity holders of Sensage may receive up to $3 million of additional cash consideration and up to 594,295 additional shares of the Company’s common stock, contingent upon Sensage meeting certain revenue targets for the second half of 2012. The purchase price is subject to post-closing adjustments, including working capital and other adjustments, as of the closing date.

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

Comparison of Three Months Ended SEPTEMBER 30, 2012 and SEPTEMBER 30, 2011

The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report. In addition, see Note 2 – Acquisitions to our unaudited financial statements included in this Quarterly Report for specific information with respect to the assumptions and adjustments made in calculating the pro forma financial information for the three month periods ended September 30, 2012 and September 30, 2011 set forth below.

Consolidated Overview (000’s)

(In thousands)	Three Months Ended September 30, 2012	% of Revenue	Three Months Ended September 30, 2011	% of Revenue
Revenue	$57,353	100.0%	$53,957	100.0%
Gross Margin	19,487	34.0%	15,149	28.1%
Cost of Operations	13,914	24.3%	11,231	20.8%
Intangible Amortization	4,869	8.5%	3,573	6.6%
Non-operating Expense, net	376	0.7%	330	0.6%

Revenue for the three months ended September 30, 2012, increased on a year-over-year basis by $3.4 million, or 6.3%, as compared to the three months ended September 30, 2011. The main driver for this increase was the FLD acquisition that occurred in August 2011 which caused our Integrated Solutions revenue to increase by $4.5 million between the two periods, partially offset by lower services revenue. See additional detail in the segment discussion below.

Gross margin increased as a percentage of revenue for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 as a result of the increase in the higher margin Integrated Solutions revenue as a percentage of total revenue (increase was from 24.4% to 30.8% of revenue) and increased margins within the Integrated Solution Segment. Our Integrated Solutions margins are significantly higher than our Services margins.

Our cost of operations increased $2.7 million from the third quarter of 2011 to the third quarter of 2012, primarily due to increases from overall corporate growth that includes facilities, increased research and development, overhead personnel to support the larger organization, compensation accruals consistent with the increase in staffing, and increased bid and proposal costs. Our research and development costs increased by $0.8 million in the third quarter of 2012 as compared to the same quarter in 2011. This increase is driven by investments in our intelligence community class commercial software product, synthetic aperture radar work and continued evolution of our electro-optical products. Our headcount and facilities have expanded both through acquisition and organic growth. The cost of operations as a percentage of revenue is higher than the third quarter of 2011 and we expect overhead costs to increase in the fourth quarter of 2012, as compared to the third quarter of 2012, due to the acquisitions of Poole and Sensage in October 2012 partially offset by lower fringe costs and certain other expenses incurred early in the year which are not expected to recur in the fourth quarter.

The KEYW HOLDING CORPORATION AND SUBSIDIARIES

Intangible amortization expense has increased as a result of the four acquisitions completed in 2011, including JKA, FASI, FLD and TI. The net impact of these acquisitions was $1.3 million of additional amortization expense in the third quarter of 2012 as compared with the third quarter of 2011. We expect fourth quarter 2012 amortization expense to increase from the third quarter 2012 expense due to the acquisitions of Poole and Sensage in October 2012.

Non-operating expense increased nominally in the third quarter of 2012 as compared with the third quarter of 2011 primarily due to increased interest expense.

SERVICES SEGMENT RESULTS (In thousands)	Three Months Ended September 30, 2012	% of Revenue	Three Months Ended September 30, 2011	% of Revenue
Revenue	$39,665	100.0%	$40,793	100.0%
Gross Margin	11,031	27.8%	10,613	26.0%
Intangible Amortization	2,572	6.5%	2,511	6.2%

Revenue for the three months ended September 30, 2012, decreased on a year-over-year basis by $1.1 million, or 2.8%, as compared to the three months ended September 30, 2011. The main drivers for this decrease were reductions in our Air Force services work, the reassignment of a low margin contract, and an increased use of billable staff on non-billable activities. Those decreases were partially offset by increased staffing. During the third quarter of 2011, our Air Force services work comprised approximately 7% of our services revenue as compared with approximately 3% of our third quarter 2012 revenue. While we have seen a leveling out of our Air Force services revenue, we still have negative comparisons to prior years. We had staffed a significant portion of a prime contract with a subcontractor in 2011. Late in 2011, that subcontractor was moved to a direct prime contract vehicle at the direction of the government, reducing third quarter 2012 revenue as compared with third quarter 2011 by $1.6 million. We also increased our spending on research and development, bid and proposal, and intelligence community class commercial software product by approximately $1.2 million in the third quarter of 2012 as compared with the third quarter of 2011. Most of this effort is staffed by otherwise billable Services staff that would have been generating revenue during this time.

Gross margins increased as a percentage of revenue for the quarter ended September 30, 2012 as compared to the quarter ended September 30, 2011 as a result of the low margin contract reassignment and expansion into new contracts with higher rates. We expect margins to decline in the fourth quarter of 2012 with the acquisition of Poole and the large amount of associated subcontract revenue.

INTEGRATED SOLUTIONS SEGMENT RESULTS (In thousands)	Three Months Ended September 30, 2012	% of Revenue	Three Months Ended September 30, 2011	% of Revenue
Revenue	$17,688	100.0%	$13,164	100.0%
Gross Margin	8,456	47.8%	4,536	34.5%
Intangible Amortization	2,297	13.0%	1,062	8.1%

Revenue for the three months ended September 30, 2012, increased on a year-over-year basis by $4.5 million, or 34%, as compared to the three months ended September 30, 2011. The main driver for this increase was the acquisition of FLD in August 2011 that contributed approximately $8.0 million of additional revenue in the third quarter of 2012 as compared with the third quarter of 2011. Our overall revenue, outside of FLD, decreased by $3.4 million due primarily to the completion of a large production contract that shipped in the third quarter of 2011. We received approximately $5.0 million in revenue on this contract in the third quarter of 2011.

Gross margins increased as a percentage of revenue for the quarter ended September 30, 2012 as compared to the quarter ended September 30, 2011 as result of the FLD acquisition in 2011 and the maturity of the products sold in 2012. The large shipment in the third quarter of 2011 was a new product with lower profit margin than our more mature products.

The KEYW HOLDING CORPORATION AND SUBSIDIARIES

Comparison of NINE Months Ended September 30, 2012 and September 30, 2011

The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report. In addition, see Note 2 – Acquisitions to our unaudited financial statements included in this Quarterly Report for specific information with respect to the assumptions and adjustments made in calculating the pro forma financial information for the nine month periods ended September 30, 2012 and September 30, 2011 set forth below.

Consolidated Overview (000’s)

(In thousands)	Nine Months Ended September 30, 2012	% of Revenue	Nine Months Ended September 30, 2011	% of Revenue
Revenue	$169,284	100.0%	$140,516	100.0%
Gross Margin	57,349	33.9%	40,427	28.8%
Cost of Operations	40,415	23.9%	31,561	22.5%
Intangible Amortization	14,607	8.6%	8,106	5.8%
Non-operating Expense, net	1,239	0.7%	557	0.4%

Revenue for the nine months ended September 30, 2012, increased on a year-over-year basis by $29 million, or 20%, as compared to the nine months ended September 30, 2011. The main drivers for this increase were the acquisitions that occurred in 2011, including JKA, FASI and FLD, offset in part by decreases in our Services segment revenue of $9 million. These acquisitions accounted for approximately $38 million of the 2012 revenue increase. Our Integrated Solutions revenue increased by $32 million between the two periods due to the acquisition of FLD and the growth of our product related sales and services. See additional detail in the segment discussions below.

Gross margin increased as a percentage of revenue for the first nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 as a result of the higher margin Integrated Solutions revenue increasing as a percentage of total revenue (increase was from 13% to 30% of revenue) and higher gross margins in the Integrated Solutions segment, partially offset by lower Services gross margins. Our Integrated Solutions margins are significantly higher than our Services margins.

Our cost of operations increased by $9 million from the first nine months of 2011 to the first nine months of 2012, primarily due to increases from overall corporate growth that includes facilities, overhead personnel to support the larger organization, compensation accruals consistent with the increases in staffing and revenue, and increased research and development and bid and proposal costs. Our headcount and facilities have expanded both through acquisition and organic growth. The 2011 acquisitions contributed $4 million of the increased costs. The combination of research and development and bid and proposal costs increased by $3.3 million from the first nine months of 2011 to the first nine months of 2012. This increase is driven by investments in our intelligence community class commercial software product, synthetic aperture radar work and continued evolution of our electro-optical products. In 2012, we have had several large proposal efforts where we did not have similar activity in 2011. The cost of operations as a percentage of revenue for the first nine months of 2012 is slightly higher than the first nine months of 2011 due to those reasons discussed above.

Intangible amortization expense has increased as a result of the four acquisitions completed in 2011, including JKA, FASI, FLD and TI. The net impact of these acquisitions was $6.5 million of additional amortization expense in the first nine months of 2012 as compared with the first nine months of 2011. We expect amortization expense to increase in the fourth quarter of 2012 due to the Poole and Sensage acquisitions that were completed in October 2012.

Non-operating expense increased by $700,000 in the first nine months of 2012 as compared with the first nine months of 2011 primarily due to increased interest expense.

SERVICES SEGMENT RESULTS (In thousands)	Nine Months Ended September 30, 2012	% of Revenue	Nine Months Ended September 30, 2011	% of Revenue
Revenue	$118,596	100.0%	$121,978	100.0%
Gross Margin	32,973	27.8%	34,162	28.0%
Intangible Amortization	7,715	6.5%	7,044	5.8%

The KEYW HOLDING CORPORATION AND SUBSIDIARIES

Revenue for the nine months ended September 30, 2012 decreased on a year-over-year basis by $3.4 million, or 3%, as compared to the nine months ended September 30, 2011. The main drivers for this decrease were the reduction in Air Force services revenue, the reassignment of a low margin contract, and the use of billable staff for research and development and bid and proposal activities. Offsetting the decreases were significant headcount additions since mid-2011 and the JKA and FASI acquisitions which increased revenue by $8 million. During the first nine months of 2011, our Air Force services work comprised approximately 10% of our services revenue as compared with approximately 6% of our first nine months of 2012 revenue. While we have seen a leveling out of our Air Force services revenue, we still have negative comparisons to the prior year. We had staffed a significant portion of a prime contract with a subcontractor in 2011. Late in 2011, that subcontractor was moved to a direct prime contract vehicle at the direction of the government, reducing 2012 revenue as compared with 2011 by $5.1 million.

Gross margins remained consistent as a percentage of revenue for the first nine months ended September 30, 2012 as compared to the first nine months ended September 30, 2011. We expect full-year Services 2012 margins to decline from the first nine months of 2012 margins with the acquisition of Poole in October 2012.

INTEGRATED SOLUTIONS SEGMENT RESULTS (In thousands)	Nine Months Ended September 30, 2012	% of Revenue	Nine Months Ended September 30, 2011	% of Revenue
Revenue	$50,688	100.0%	$18,538	100.0%
Gross Margin	24,376	48.1%	6,265	33.8%
Intangible Amortization	6,892	13.6%	1,062	5.7%

Revenue for the nine months ended September 30, 2012, increased on a year-over-year basis by $32 million, or 173%, as compared to the nine months ended September 30, 2011. The main driver for this increase was the acquisition of FLD in August 2011 that contributed approximately $34 million of revenue in the first nine months of 2012. Our product sales were lower in the first nine months of 2012 due to the $6.0 million of product shipped in 2011 under a specific production contract but that decrease was offset by an increase in our radar work.

Gross margins increased as a percentage of revenue for the first nine months ended September 30, 2012 as compared to the first nine months ended September 30, 2011 as result of the FLD acquisition in 2011, the maturity of the products sold in 2012 and the release of unused accrued warranty expense during the first nine months of 2012. We typically take a warranty reserve on products for one year post-sale to address any product related issues. We incurred significantly less warranty expense than we expected and have adjusted our reserves accordingly.

Liquidity and Capital Resources

Cash and cash equivalents totaled approximately $52.2 million at September 30, 2012. Our working capital, defined as current assets minus current liabilities, was $85.3 million at September 30, 2012. This represents an improvement of $101.7 million from December 31, 2011 primarily from the secondary offering we completed in September 2012. We used some of the proceeds from our secondary offering to pay off our prior credit facility with Bank of America. Absent the offering proceeds of $94.4 million, working capital increased by $7.1 million.

We believe that our cash from operations and borrowings under our new credit facility with Royal Bank of Canada will be sufficient to fund our operations as we continue to grow. Continued expansion of our FLD flight operations may require the acquisition of additional aircraft assets, as has occurred in 2012. At September 30, 2012, we did not have an established credit facility. Our existing facility was terminated and paid in full on September 28, 2012. On October 1, 2012, we entered into a new $100 million credit facility of which $60 million is a term loan and $40 million is a revolver. The new credit facility also has an uncommitted $35 million accordion. Also on October 1, 2012 we purchased Poole for $116 million in cash and 794,913 shares of Company’s common stock. To complete this transaction we fully drew down the term debt facility and $12 million of the revolver. On October 12, 2012, we purchased Sensage for $15 million in cash and 713,151 shares of the Company’s common stock. See Note 14 – Subsequent Events.

We intend to continue to acquire companies where there is a strategic fit. We believe that cash from operations and borrowings from our credit facility will be sufficient to fund our operations and additional acquisitions for the foreseeable future; however, significant acquisitions or a series of acquisitions in a short period may require additional sources of capital. After the Poole and Sensage acquisitions, we have utilized approximately $85 million of our $100 million debt facility.

The KEYW HOLDING CORPORATION AND SUBSIDIARIES

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding our exposure to interest rates and foreign exchange rate risks.

Interest Rate Risk

At September 30, 2012, we had no outstanding balance under credit facilities. Historically, we have not mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements, nor do we have any plans to do so in the immediate future. We believe that a 10 percent change in interest rates would be immaterial to the Company over the next six months.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As of September 30, 2012 and the date of this filing, the Company is not party to any on-going legal proceedings.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, except as set forth below.

The following risk factors under the subheading “Risks Relating to Our Business” are amended and restated in their entirety as follows:

We depend on U.S. Government contract awards that are only partially funded and which depend upon annual budget appropriations. A delay in the completion of the U.S. Government’s budget process could delay procurement of the services and solutions we provide and have an adverse effect on our future revenue.

Budget decisions made by the U.S. Government are outside of our control and have significant consequences for our business. Funding for U.S. Government contract awards is subject to congressional appropriations. Although multi-year awards may be planned or authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may be expected to continue for several years. Consequently, awards often initially receive only partial funding, and additional funds are committed only incrementally, as Congress makes further appropriations. In some circumstances, we may elect to continue working on a contract that is awaiting additional incremental funding, because we expect the funding to be forthcoming soon, but this may place us at risk of not being paid if additional funding is not subsequently added to the contract. The termination of funding for any of our U.S. Government prime contracts or subcontracts could result in a loss of anticipated future revenue attributable to that program and a reduction in our cash flows and could have an adverse impact on our operating results.

In years when the U.S. Government does not complete its budget process before the end of its fiscal year on September 30, U.S. Government operations are typically funded pursuant to a “continuing resolution” that authorizes agencies of the U.S. Government to continue to operate, but does not authorize new spending initiatives. When the U.S. Government operates under a continuing resolution, delays can occur in the procurement of the services and solutions that we provide. When supplemental budgets are required to operate the U.S. Government and passage of legislation needed to approve any supplemental budget is delayed, the overall funding environment for our business could be adversely affected.

Budget issues have been magnified by the 2011 Budget Control Act which requires that approximately $110 billion be automatically cut from the fiscal year 2013 defense and non-defense agency funding levels on January 2, 2013. If automatic spending cuts are applied to any of our current or future contracts or programs, our business could be adversely affected.

We may require additional capital to finance our growth. If the terms on which the additional capital is available are unsatisfactory, if the additional capital is not available at all or we are not able to fully access our new senior secured credit facility, we may not be able to pursue our growth strategy.

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

Our new senior secured credit facility contains financial and operating covenants that limit our operations and could lead to adverse consequences if we fail to comply.

Our new senior secured credit facility contains financial and operating covenants that, among other things, require us to maintain or satisfy specified financial ratios (including debt to adjusted “EBITDA”, or “earnings before interest, taxes, depreciation, amortization, stock compensation and acquisition costs” ratios and fixed charge coverage ratios, which limit our ability to incur indebtedness, pay dividends or engage in certain significant business transactions, and require us to comply with a number of other affirmative and negative operating covenants. Failure to meet these financial and operating covenants could result from, among other things, changes in our results of operations, our incurrence of debt or changes in general economic conditions. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders, which could harm our business and operations. In addition, our new senior secured credit facility contains several other material covenants, including a lien against our assets (including receivables), limitations on additional debt, limitations on permitted acquisitions, restrictions on the payment of dividends, and restrictions on the sale, lease, or disposal of any substantial part of our assets, other than, in certain cases, in the normal course of business.

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

In addition, as a defense contractor, we face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information; threats to the safety of our directors, officers, and employees; threats to the security of our facilities and infrastructure; and threats from terrorist acts. Although we utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent security threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive information or capabilities, harm to personnel or infrastructure, or damage to our reputation, and could have a material adverse effect on our financial position, results of operations, or cash flows.

The following risk factors are added under the subheading “Risks Relating to Our Business”:

Failure to successfully integrate Poole and Sensage could adversely impact our stock price and future business and operations.

In October 2012, we acquired Poole and Sensage, respectively. The integration of these businesses into our operations may be a complex and time-consuming process that may not be successful. Even if we successfully integrate these businesses into our operations, there can be no assurance that we will realize the anticipated benefits. Due to these acquisitions we have consolidated indebtedness that is greater than our indebtedness prior to the acquisitions. The increased indebtedness may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs. The failure to successfully integrate Poole and/or Sensage could adversely impact our stock price and future business and operations.

If our new products, including Project G, do not achieve sufficient market acceptance, our financial results and competitive position may suffer.

We spend substantial amounts of time and money to research and develop new products and enhanced versions of our existing products to incorporate additional features, improve functionality or incorporate other enhancements in order to meet our customers’ rapidly evolving demands. When we develop a new product or an enhanced version of an existing product, we typically incur expenses and expend resources upfront to market, promote and sell the new offering. Therefore, when we develop and introduce new or enhanced products, they must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market.

Our new products or enhancements could fail to attain sufficient market acceptance for many reasons, including:

• failure to predict market demand accurately in terms of functionality and to supply products that meet demand in a timely fashion;

• defects, errors or failures;

• negative publicity about their performance or effectiveness;

• delays in releasing our new products or enhancements to the market;

• introduction or anticipated introduction of competing products by our competitors; and

• poor business conditions for our end-customers, causing them to delay purchases.

Implementation of Project G, in particular, is in its early stages and it is difficult to predict customer adoption, customer demand, the size and growth rate of this market, and the entry of competitive products.

If our new products or enhancements (particularly Project G) do not achieve adequate acceptance in the market, our competitive position may be impaired, and our financial results may suffer. The adverse effect on our financial results will be directly related to the significant research, development, marketing, sales and other expenses we will have incurred in connection with the new products or enhancements.

Our current research and development efforts may not produce successful products or features that result in significant revenue in the near future, if at all.

Developing our products and related enhancements is expensive. For the nine months ended September 30, 2012, our research and development costs totaled $4.2 million, a 138% increase over our total research and development costs for the nine months ended September 30, 2011. Our investments in research and development may not result in significant design improvements, marketable products or features or may result in products that are more expensive than anticipated. Additionally, we may not receive significant revenue from these investments in the near future, if at all, or these investments may not yield expected benefits, either of which could adversely affect our business and operating results. Nevertheless, we believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. As a result, our future plans include significant investments in research and development and related product opportunities. In particular, the Company has incurred significant research and development costs in connection with Project G, which largely accounts for the increase described above. If Project G does not garner widespread market adoption and implementation, our financial results and competitive position could suffer.

If we do not accurately predict, prepare for, and respond promptly to the rapidly evolving technological and market developments and changing end-customer needs in the cybersecurity market, our competitive position and prospects will be harmed.

The cybersecurity market is expected to continue to evolve rapidly. Many of our end-customers operate in markets characterized by rapidly changing technologies and business needs, incorporating a variety of hardware, software applications, operating systems, and networking protocols. However, some of our new products and enhancements may require us to develop new architectures that involve complex, expensive, and time consuming research and development processes. The technology in our products is especially complex because it needs to effectively identify and respond to new and increasingly sophisticated methods of attack, and quickly respond to and eliminate negative impacts on network performance. As a result, although the market expects rapid introduction of new products or product enhancements to respond to new threats, the development of these products is difficult and the timetable for commercial release and availability is uncertain as there can be long time periods between releases and availability of new products. We may experience unanticipated delays in the availability of new products and fail to meet customer expectations for such availability. If we do not quickly respond to the rapidly changing and rigorous needs of our end-customers by developing, releasing, and making available on a timely basis new products or enhancements that can respond adequately to new security threats, our competitive position and business prospects will be harmed.

Additionally, the process of developing new technology is complex and uncertain, and if we fail to accurately predict end-customers’ changing needs and emerging technological trends, our business could be harmed. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products, or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.

If functionality similar to that offered by our products is incorporated into existing network infrastructure products, organizations may decide against adding our products to their systems, which would have an adverse effect on our business.

Large, well-established providers of networking equipment offer, and may continue to introduce, network security features that compete with our products, either in stand-alone security products or as additional features in their network infrastructure products. The inclusion of, or the announcement of an intent to include, functionality perceived to be similar to that offered by our security solutions in networking products that are already generally accepted as necessary components of network architecture may have an adverse effect on our ability to market and sell our products. Furthermore, even if the functionality offered by network infrastructure providers is more limited than our products, a significant number of end-customers may elect to accept such limited functionality in lieu of adding platforms from an additional vendor such as us. Many organizations have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other providers of networking products, which may make them reluctant to add new components to their networks, particularly from other vendors such as us. In addition, an organization’s existing vendors or new vendors with a broad product offering may be able to offer concessions that we are not able to match because we currently offer only network security products and have fewer resources than many of our competitors. If organizations are reluctant to add additional network infrastructure from new vendors or otherwise decide to work with their existing vendors, our ability to increase our market share and improve our financial condition and operating results will be adversely affected.

If our products do not interoperate with our end-customers’ infrastructure, sales of our products could be negatively affected, which would harm our business.

Our products must interoperate with our end-customers’ existing infrastructure, which often have different specifications, utilize multiple protocol standards, deploy products from multiple vendors, and contain multiple generations of products that have been added over time. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems. Any delays in identifying the sources of problems or in providing necessary modifications to our software or hardware could have a negative impact on our reputation and our end-customers’ satisfaction with our products, and our ability to sell products could be adversely affected. In addition, U.S. Government and other end-customers may require our products to comply with certain security or other certifications and standards. If our products are late in achieving or fail to achieve compliance with these certifications and standards, or our competitors achieve compliance with these certifications and standards, we may be disqualified from selling our products to such end-customers, or at a competitive disadvantage, which would harm our business, operating results, and financial condition.

Defects, errors, or vulnerabilities in our products or the failure of our products to block a virus or prevent a security breach could harm our reputation and adversely impact our results of operations.

Our products may experience technical failures and downtime, we may fail to distribute appropriate updates, or we may fail to meet the increased requirements of a growing end-customer base, any of which could temporarily or permanently expose our end-customers’ networks, leaving their networks unprotected against the latest security threats. Because our products are complex, they have contained and may contain design or manufacturing defects or errors that are not detected until after their commercial release and deployment by our end-customers. Additionally, defects may cause our products to be vulnerable to security attacks, cause them to fail to help secure networks or temporarily interrupt end-customers’ networking traffic. Moreover, because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques and provide a solution in time to protect our end-customers’ networks. Furthermore, our products could be targeted by attacks specifically designed to disrupt our business and harm our reputation.

Any defects, errors or vulnerabilities in our products could result in:

• expenditure of significant financial and product development resources in efforts to analyze, correct, eliminate, or work-around errors or defects or to address and eliminate vulnerabilities;

• loss of existing or potential customers;

• delayed or lost revenue;

• delay or failure to attain market acceptance; and

• litigation, regulatory inquiries, or investigations that may be costly and harm our reputation.

False detection of applications, viruses, spyware, vulnerability exploits, data patterns or URL categories could adversely affect our business.

Our classifications of application type, virus, spyware, vulnerability exploits, data or URL categories may falsely detect applications, content or threats that do not actually exist. This risk is heightened by the inclusion of a “heuristics” feature in our products, which attempts to identify applications and other threats not based on any known signatures but based on characteristics or anomalies which indicate that a particular item may be a threat. These false positives, while typical in our industry, may impair the perceived reliability of our products and may therefore adversely impact market acceptance of our products. If our products restrict important files or applications based on falsely identifying them as malware or some other item that should be restricted, this could adversely affect end-customers’ systems and cause material system failures. Any such false identification of important files or applications could result in damage to our reputation, negative publicity, loss of end-customers and sales, increased costs to remedy any problem, and costly litigation.

ITEM 6. EXHIBITS

Exhibits – See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

the KEYW Holding COrporation

Date: October 31, 2012	By:	/s/ Leonard E. Moodispaw
Leonard E. Moodispaw
President and Chief Executive Officer

Date: October 31, 2012	By:	/s/ John E. Krobath
John E. Krobath
Chief Financial Officer

Exhibit No.	Exhibit Description

2.1	Stock Purchase Agreement, dated September 10, 2012, by and among The KEYW Corporation. The KEYW Holding Corporation, Poole & Associates, Inc., the stockholders of Poole & Associates, Inc. and the Representative of the Sellers.	(1)

2.2	Agreement and Plan of Merger, dated September 13, 2012, by and among Sensage, Inc., The KEYW Corporation, The KEYW Holding Corporation, SSI Acquisition Corporation, and Fortis Advisors LLC as Representatives of Sensage, Inc.’s shareholders.	(2)

31.1	Certification of the Chief Executive Officer pursuant to R Rule 13a-14(a)/15d-14(a)	x

31.2	Certification of the Chief Financial Officer pursuant to R Rule 13a-14(a)/15d-14(a)	x

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	x

101.INS**	XBRL Instance Document	x

101.SCH**	XBRL Taxonomy Extension Schema Document	x

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	x

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	x

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	x

x	Filed herewith.

*	This exhibit is being “furnished” with this periodic report and is not deemed “filed” with the Securities and Exchange Commission and is not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation by reference language in any such filing.

**	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Filed as Exhibits 2.1 to the Registrant’s Current Report on Form 8-K filed September 12, 2012, (File No. 001-34891).

(2)	Filed as Exhibits 2.1 to the Registrant’s Current Report on Form 8-K filed September 19, 2012, (File No. 001-34891).

