Form 10-K
period 2012-12-31
KEYW HOLDING CORP
filed 2013-03-12
CIK 1487101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number 001-34891

THE KEYW HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	27-1594952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7740 Milestone Parkway, Suite 400, Hanover, Maryland 21076
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (443) 733-1600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	NASDAQ Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 29, 2012 was approximately $231,310,325.
As of February 25, 2013 there were 36,524,369 shares of the registrant’s Common Stock, $0.001 par value per share outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None
A list of the Exhibits and Financial Statement Schedules in this Report on Form 10-K begins on page 84.

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
GENERAL OVERVIEW

KEYW is a highly specialized provider of mission-critical cybersecurity, cyber superiority and geospatial intelligence solutions to U.S. Government defense, intelligence and national security agencies and commercial enterprises. Our core capabilities include solutions, services and products to support the collection, processing, analysis, and use of intelligence data and information in the domains of cyberspace and geospace. Our solutions are designed to respond to meet the critical needs for agile intelligence in the cyber age and to assist the U.S. government in national security priorities.

We provide a full range of engineering services as well as fully integrated platforms that support the entire intelligence process, including collection, processing, analysis and impact. Our platforms include a number of modified commercial turboprop aircraft for imagery and light detection and ranging, or LIDAR, collection, products that we manufacture, as well as hardware and software that we integrate using the engineering services of our highly skilled and security-cleared workforce.

KEYW solutions are focused on Intelligence Community customers including the National Security Agency (NSA), the National Reconnaissance Office (NRO), the National Geospatial Intelligence Agency (NGA), the Army Geospatial Center (AGC) and various other agencies within the Intelligence Community and Department of Defense (DoD). In addition, we provide our products and services to U.S. federal, state and local law enforcement agencies. Our innovative solutions, understanding of intelligence and national security missions, management's long-standing and successful customer relationships and operational capabilities, and best-in-class employee base position us to continue our growth. We are highly focused on assisting our customers in achieving their mission of cyber superiority both defensively and offensively, within the entire domain of cyberspace, and doing so in time to observe, respond to, and, where possible, prevent threat events, actions and agents from inflicting harm. Additionally, over the past two years, we have expanded our solutions to encompass a broad spectrum of geospatial intelligence, or GEOINT, capabilities. We believe today's complex, geographically distributed cyber threat environment is driving a convergence of cyber intelligence and geospatial intelligence.
KEYW’s primary areas of expertise include:
•providing sophisticated engineering services and solutions that help our customers solve discreet and complex cybersecurity, cyber superiority, and geospatial and other intelligence challenges;
•using multiple intelligence collection techniques to collect data and information in cyberspace, encompassing the entire electromagnetic spectrum;

•processing data and information from cyberspace to make it accessible to a wide range of analytical needs and resources;
•analyzing data and information that have been collected, processed, correlated, and made easily accessible to transform them into usable information for our customers;
•developing data warehousing and business intelligence solutions to address the most advanced use cases in Security Information and Event Management, log management, and Call Detail Record (CDR) retention and retrieval;
•providing specialized training, field support, and test and evaluation services;
•development, integration, rapid deployment and sustainment of agile airborne intelligence, surveillance, and reconnaissance collection platforms to austere environments; and
•responding quickly and decisively to demanding and emergent customer requirements, with agile processes and methods that enable us to satisfy requirements that are constantly changing to meet an agile, aggressive and ever-changing threat environment.

More recently, we have been developing and are testing a cybersecurity solution platform for use with government, commercial and critical infrastructure customers. In July 2012, we announced the installation of our new cyber awareness and response platform, code named “Project G,” in its first operational network to address the growing threat to governmental agencies and commercial enterprises. We have begun a commercial testing program for Project G with a select group of early adopter customers. Project G is being developed to find, fix and finish malicious cyber threats within customers' networks through the use of automated tools and continuous updates to cyber threat profiles and alert levels. Project G was derived from our work protecting Intelligence Community networks, and is intended to address new markets beyond the Intelligence Community, including government agencies, commercial and critical infrastructure customers. General release of the Project G platform is expected in 2013.

As of December 31, 2012, KEYW had 1,104 employees. We currently derive most of our revenue from U.S. Government customers acting as both prime contractor and subcontractor on U.S. Government contracts. The majority of our contracts provide for a total contract period of five years, with an initial contract period of one year and the balance in one-year option periods. Historically, option exercise rates have been in excess of 95%.

For 2010, 2011, and 2012 our revenue reflected that of KEYW and our acquisitions, from the date of acquisition of, $108 million, $191 million, and $244 million, respectively, on accounting principles generally accepted in the United States of America ("US GAAP") actual basis. Our 2012 pro forma revenue (calculated as if all companies acquired in 2012 had been acquired as of January 1, 2012) was approximately $293 million. Our 2012 actual revenue is derived from over 150 contracts (a combination of prime contracts and subcontracts), the ten largest of which accounted for approximately 40% of our 2012 actual revenue, with no individual contract accounting for greater than 13% of our 2012 pro forma revenue.

Beginning in the fourth quarter of 2011, the Company segmented its business into two segments, Services and Integrated Solutions. The Integrated Solutions segment includes all revenue generated from our product sales and revenue generated by services performed in conjunction with our products. Historically, we have segregated this type of revenue in our financials as Products. The addition of Flight Landata, Inc. ("FLD") in August 2011 qualified the Company for full segment presentation.
Our History
KEYW began operations on August 4, 2008 led by the majority of the former leadership team of Essex Corporation, which was acquired by the Northrop Grumman Corporation in January 2007. Under an agreement between KEYW and Northrop Grumman Corporation, KEYW acquired a core set of capabilities (including over 60 employees) and fixed assets from Northrop Grumman Corporation. Since its founding, KEYW has assembled, through a series of highly selective strategic acquisitions, a single distinct platform that provides the high quality and complementary cybersecurity, cyber superiority and intelligence capabilities, solutions and products our customers require.
In 2008, we acquired Integrated Computer Concepts, Incorporated, or ICCI, our predecessor for accounting purposes, and S&H Enterprises of Central Maryland, Inc., or S&H. Both companies were known for their innovations and capabilities in support of the Intelligence Community. The acquisition of ICCI brought KEYW approximately 80 employees working on key NSA programs. ICCI provided a highly regarded software engineering team that has been involved on a wide range of programs and contracts over many years. S&H provided strong program management and systems engineering capabilities on a large mission-critical program.
In 2009, we acquired certain assets of Embedded Systems Design, Inc., or ESD, Leading Edge Design & Systems, Inc., or LEDS, and the Systems Engineering and Technical Assistance team of General Dynamics Advanced Information Systems Inc., or GDAIS

team, which team supports a large intelligence agency. Both Embedded Systems and LEDS have provided high performance solutions to the Intelligence Community with systems engineering, analysis, and support capabilities. The addition of ESD contributed a hardware systems engineering capability, while LEDS expanded our hardware engineering capabilities, as well as the depth of activity on a large program with our largest customer, the NSA.
In 2010, before our initial public offering, we acquired The Analysis Group, LLC, or TAGG, and Insight Information Technology, LLC, or IIT. TAGG expanded our customer base to include Air Force Intelligence and TAGG’s long-term customer relationship and contracts with this customer, particularly in the area of complex program management requirements. IIT further expanded our program management and systems engineering capabilities, and expanded our activity on a key program with our largest customer.
On October 1, 2010, The KEYW Holding Corporation completed its initial public offering (IPO) and began trading on the NASDAQ Global Market under the symbol “KEYW”. Our offering, including the overallotment, consisted of 10,465,000 shares of our common stock at a price to the public of $10.00 per share. Of the shares in the offering, 9,639,090 were offered by the Company and 825,910 were offered by selling stockholders. KEYW used the proceeds from the offering to repay debt, working capital, capital expenditures and general corporate purposes, including two acquisitions.
Following our IPO, we acquired Sycamore.US, Inc., or Sycamore, in November 2010 and Everest Technology Solutions, Inc., or Everest, in December 2010. Both companies add depth of capabilities and experience with our largest customers, as well as expanded our breadth of contracts and experience with other members of the Intelligence Community (“IC”). Sycamore offers a broad range of cyber solutions and support including aerospace software engineering, cybersecurity, independent verification and validation, systems engineering, and risk management. Everest offers a broad range of cyber superiority solutions and support including geospatial intelligence systems, cybersecurity, cloud computing and mission support.
In 2011, we acquired JKA Technologies, Inc., or JKA, Forbes Analytic Software, Inc., or FASI, and Flight Landata, Inc. or FLD. JKA offers a broad range of mission critical cyber superiority solutions and support including network engineering, information assurance, and systems and software engineering. FASI offers a broad range of mission critical cyber superiority solutions and support including high-end software development, systems and software engineering and integration, and full lifecycle software support, from research and development to operations and maintenance. FLD is a highly regarded provider of agile airborne Intelligence Surveillance and Reconnaissance (ISR) solutions and Micro Terrain Intelligence to the U.S. Defense Department and the Warfighter with significant operations in overseas theaters.
In September 2012, we completed a secondary public offering of 8,510,000 shares of our common stock, including the overallotment, at a price of $11.75 per share. These offering proceeds were used to pay off the existing debt and help finance several 2012 acquisitions. Subsequent to the secondary offering, we acquired Poole and Associates, Inc., or Poole, Sensage International, Inc., or Sensage, Rsignia Inc., or Rsignia, and Dilijent Solutions, LLC., or Dilijent. Poole provides systems engineering, software development, program management, and technical support to the intelligence community in addition to having several prime contracts. Sensage provides incident event management software as well as commercial software experience. The Rsignia and Dilijent acquisitions provide additional product related revenue streams within the intelligence customer base.

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

The national security of the United States, our economic prosperity, and the daily functioning of our government are dependent on a dynamic public and private information infrastructure, which includes telecommunications, computer networks and systems, and the information residing within. In the past five years, the U.S. has seen a dramatic increase in malicious cyber activity targeting US computers and networks; almost two-thirds of US firms report that they have been the victim of cybersecurity incidents or information breaches, while the volume of malicious software, or malware, on American networks more than tripled from 2009. In addition, the emergence of foreign military capabilities in cyber space continues. This formalization of military cyber capabilities creates another tool that foreign leaders may use to undermine critical infrastructures that were previously assumed secure. In addition to its own capabilities, the Intelligence Community is cooperating with the private sector to ensure current and evolving understanding of the dynamic cyber environment. The Intelligence Community is integrating cybersecurity with counterintelligence and improving its ability to understand, detect, attribute, and counter the full range of threats.

The market opportunity for cyber superiority/cybersecurity has continued to evolve since Defense Secretary Gates directed the establishment of U.S. Cyber Command, a military command focused on cybersecurity, to be based at Fort Meade, MD, which also houses the National Security Agency. The Cyber Command supports three overlapping categories of cyber operations, protection of defense computer networks, coordination of all defense computer operations and provision of full-spectrum support for all military and counterterrorism missions.

The Defense Department directive put the National Security Agency and Cyber Command, both at Fort Meade, MD, and near our headquarters, at the center of U.S. strategy for cyber superiority and cybersecurity. Modern armed forces cannot conduct high-tempo, effective operations without reliable information and communication networks and assured access to cyberspace and geospatial intelligence. KEYW's leadership and the strategic assembly of companies and capabilities involved with these customers and programs have been carefully developed as a continuing response to the ever growing threat the U.S. faces from potential cyber attacks. The Defense Department is expected to continue to work with domestic and international allies and partners and invest in advanced capabilities to defend its networks, operational capability, and resiliency in cyberspace and space.

A key element of the strategy of the Director of National Intelligence (DNI), and an important element that helps define this market opportunity, is the need for agility. Agility was identified by the DNI as one of the characteristics essential to the Intelligence Community's effectiveness. The DNI defined an agile organization as “an enterprise with an adaptive, diverse, continually learning, and mission-driven intelligence workforce that embraces innovation and takes initiative.” In addition, the National Intelligence Strategy identified enhancing cybersecurity as one of six mission objectives that must be accomplished by the Intelligence Community. The DNI, in his Vision 2015 document put forward a strategy for transforming the focus and operation of the Intelligence Community into cyber age operations. The strategy challenged the Intelligence Community to adopt modern business practices that will make it more effective, efficient, nimble, and accountable.

For national security reasons, there is limited detailed information published on intelligence spending or the amount of intelligence spending dedicated for cyber warfare. The DNI disclosed that the 2011 National Intelligence Program Budget was $54.6 billion and the Military Intelligence Budget was $24 billion, for a combined Intelligence Budget of $78.6 billion. According to a recent study by Market Research Ltd, U.S. Federal Cybersecurity spending is expected to reach a cumulative market value of $65.5 billion for the period 2013 - 2018, with this market growing steadily at an estimated annual growth rate of 6.2% over the next six years. Driving this growth is the continued sharp increase in cyber threats and increased reliance on the internet, networked systems, and connectivity, which creates opportunities for cyber attackers to disrupt U.S. Government operations, as well as U.S. critical infrastructure and commercial entities.

As a result of these decisions and actions, our customers have clearly defined agility, cyber superiority, and cybersecurity as critical national security imperatives. We believe that we are strongly positioned based on our capabilities, competitive strengths, and strategy, to be a leader in this well funded and critical market.

Geospace
Since our initial public offering, we have significantly expanded our capabilities in geospatial intelligence. These capabilities are highly complementary to our cyber superiority capabilities. Geospatial intelligence tools and technologies for managing and correlating vast amounts of data, all within a common geo-reference model, are highly relevant and leverageable in cyberspace. In addition, the domains of cyberspace and geospace are rapidly converging within the intelligence and defense communities. Attribution and effective remediation of hostile actions in cyberspace frequently requires finding the perpetrators in geospace, and correlating other knowledge that is accessible using geospatial intelligence tools and data.

Cybersecurity Spending
According to a recent market research report by MarketsandMarkets, global cybersecurity spending in 2011 was $63.7 billion and is expected to grow to $120 billion by 2017, an estimated annual growth rate of 11.3%.
Main drivers of the cybersecurity market are:
•Large base of existing cyber threats in addition to increasing cyber threats from new actors and new threat vectors (the paths that attacks can take);
•Regulatory environment increasingly requiring processes and procedures to ensure robust systems are in place to protect data;
•Increased vulnerability to cyber threats due to increasing dependence on technology, in particular, mobile, cloud computing and web centric technologies; and
•Adversaries focused on exploiting increased dependence on technology-driven infrastructure through cyber attacks.

This growth in the cybersecurity market is being driven by the increasing frequency and ferocity of cyber threats. According to former Deputy Secretary of Defense William Lynn, speaking at the 28th Annual International Workshop on Global Security in

Paris, “The recent intrusions at the International Monetary Fund, the U.S. defense contractor Lockheed Martin, and at Citibank join those that occurred in the oil and gas sector, at NASDAQ, and at Google as further, troubling instances of a widespread and serious phenomenon. Even some companies employing sophisticated commercial defenses have fallen victim to intrusions that have compromised services and stolen intellectual property”. General Keith Alexander, Director of the National Security Agency and head of U.S. Cyber Command, stated in July 2012 at the American Enterprise Institute that cyber attacks are causing the “greatest transfer of wealth in history.” General Alexander cited a report from Symantec that concludes that the theft of intellectual property inflicts significant annual costs on American companies.

In a recent survey of 583 companies conducted by the Ponemon Institute, 90% of the respondents said that their organizations' computers had been breached at least once by hackers over the past 12 months. The same report indicated that the financial loss for 41% of the respondents was $500,000 or more, with another 16% indicating that they were unable to determine the amount of the loss. In an analysis prepared by Mandiant, it was reported that only 6% of the companies breached had been able to identify the compromise themselves; 94% learned of the problem from third parties. Mandiant also reported that the median length of these compromises was 416 days. In management's opinion, these statistics, when viewed together, are producing a demand for next generation solutions that are able to see anomalous, and potentially hostile activity within an enterprise's networks and respond decisively and in a timely manner to find, fix, and finish cyber threats before they produce material damage and loss to the finances, reputation, and trust of the enterprise.

Capabilities and Customer Solutions

Services

The majority of our revenue is derived from services that we provide our U.S. Government customers in delivering cybersecurity and cyber superiority solutions. Our services include a full range of technical and program management capabilities needed to conceptualize, build, integrate, and support intelligence systems and capabilities. Virtually all of our work requires high-level security clearances, and the descriptions and details of this work are classified. As a result, this work can only be described at a high level, and examples of the systems and solutions we create can only be generally described. Approximately 71% of our revenue in 2012, on an actual basis, was derived from our services work.

Our services work includes developing strategic and system architectures for solutions; finding, developing, and integrating hardware and software components to build these solutions, and testing these solutions to confirm that they meet our customers' requirements. As a result, our engineers are involved in writing software programs in a wide variety of programming languages, developing specialized hardware components, and integrating a variety of custom-developed as well as commercial-off-the-shelf components into solution platforms that support one or more elements of the Intelligence Process. Our services work includes the following activities and capabilities:

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

•
Systems Design, Development and Integration. We provide project management, systems design, network and systems integration, data analysis and integration, security engineering, software development, hardware development and engineering, database design and development, and independent test and evaluation services to our clients. We analyze system concepts and assess data and information needs, define requirements, develop operational prototypes, and integrate complex mission-critical systems and solutions that comply with our customer's enterprise architectures and needs. Based on customer requirements, we may design custom-built systems; integrate and implement commercial-off-the-shelf solutions, or combine both approaches using agile development methodologies and other industry best practices.

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

Integrated Solutions

Our Integrated Solutions segment includes product revenue and any services based revenue that originates from a product. As an example, the revenue associated with our flight operations was created by our development and sale of electro-optic, ("EO"), sensors to the government. As a result of the Sensage acquisition in 2012, a component of our revenue now includes commercial software licenses and support.

Approximately 29% of our revenue in 2012 was derived from this segment. Our hardware products are typically low-volume products, typically ordered in volumes of less than 500 units, that meet specific customer needs to create intelligence insight and advantage by capturing information that help identify, locate, and monitor activity that is of interest to our intelligence agency customers. Our products are in active use in hostile environments, and are constantly undergoing modifications based on customer feedback to make them more effective. Our hardware products are sold at fixed prices (volume discounts are available for significant orders), along with a one year warranty.

We own and operate six Beechcraft King Air B100 turboprop aircraft for the collection of high resolution EO imagery and LIDAR data in austere environments. With these aircraft, we provide a turn-key solution for high-resolution EO and LIDAR that includes collection, processing, and productization of actionable intelligence and georeferenced imagery that keeps pace with an agile threat environment. The products we provide are credited by its customers with actionable intelligence that is saving lives. We believe the value demonstrated by our high-resolution EO and LIDAR platforms in current operational theaters should lead to more widespread deployment to other military areas of interest around the globe. Furthermore, we expect to continue improving and increasing the capabilities of these platforms by developing new sensor technologies and better processing capabilities, creating a truly agile “multi-INT” intelligence, surveillance, and reconnaissance platform.

Our hardware engineers work closely with our customers, receiving regular feedback and requests for changes to future products. Our hardware products undergo a continuing process of design and feature enhancement, with upgrades frequently occurring every 90 - 120 days. We build our hardware products to inventory, based on expected customer demand, which allows us to ship our products quickly in response to orders. Our products are typically held in inventory for 60 - 180 days. We offer a one year limited warranty on all of these products covering workmanship and performance to specification. We have experienced no significant warranty returns on any of our hardware products since we began operations in 2008. We believe that our warranty expenses will be insignificant over the life of the products. Our software products are not included under this process.

Our agility is an important characteristic of our customer solutions and products. This is because our customer solutions and products frequently must be developed, integrated and tested rapidly and modified as the requirements evolve at a fast pace. Solutions and products that are not agile, i.e. that are static or slow to change, do not meet the needs of our customers as they respond to a rapidly changing threat environment. We believe the cyber age operating requirements of the Intelligence Community make the traditional model of engineering and integration, which can take years to go from concept to initial deployment, outmoded. We have worked closely with our customers to replace the traditional engineering model with a model based on agile development methodologies. In this model, significant progress and milestones are expected every 90 days. Agility requires high levels of skill in both engineering and in program management.

Through the acquisition of Sensage and continued development of Project G, a portion of the revenue in the Integration Solutions segment is derived from the sale of commercial software and related services. Sensage's product suite enables commercial and government enterprises to access and analyze their structured and unstructured data for real-time event management and forensic analysis, large scale investigations to detect advance persistent threats, and federal compliance and regulatory analysis. Project G is expected to provide additional capabilities that further increases an organization's overall "cyber awareness," coordinates the appropriate defense without user intervention, and enables a coordinated response across multiple industries, agencies, and domains.

U.S. Federal Government Contracts

We derive substantially all of our revenue from U.S. Government customers. In fiscal years 2012, 2011, and 2010, we generated approximately 96%, 97%, and 95%, respectively, of our total revenue from contracts where the end customer was the U.S. Government, which has a highly structured and regulated competitive procurement process. Our intelligence and defense customers typically exercise independent contracting authority and do not use General Services Administration or other government-wide acquisition contracts to obtain our services or products.

Subcontracts accounted for approximately 73% of our revenue in 2012, with 27% through prime contracts, on an actual basis. Our prime contracts have been awarded as both sole-source and competitive awards; our subcontracts have been awarded competitively from prime contractors.

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

Contract types

We generate revenue under various types of contracts, which include time-and-materials (T&M), fixed-price-level-of-effort, firm-fixed-price (FFP) and cost reimbursable contracts. For the years ended December 31, 2012 and December 31, 2011, we derived revenue from such contracts on an actual basis, and on a pro forma basis (calculated as if all acquisitions had been made as of January 1 of the respective year), as follows:

	Year ended December 31, 2012
	Actual		Pro Forma (unaudited)
Contract Type	(in millions)	(percentage)	(in millions)	(percentage)
Time & Materials	$116.2	47.8%	$146.3	50.0%
Fixed-Price-Level-of-Effort	$33.1	13.6%	$36.7	12.6%
Firm-Fixed-Price	$67.9	27.9%	$74.8	25.5%
Cost Reimbursement	$26.3	10.7%	$34.9	11.9%

	Year ended December 31, 2011
	Actual		Pro Forma (unaudited)
Contract Type	(in millions)	(percentage)	(in millions)	(percentage)
Time & Materials	$106.1	55.7%	$112.6	52.3%
Fixed-Price-Level-of-Effort	$25.2	13.2%	$25.3	11.8%
Firm-Fixed-Price	$44.5	23.3%	$61.8	28.7%
Cost Reimbursement	$14.8	7.8%	$15.5	7.2%

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

Cost reimbursable contracts. Cost reimbursement contracts provide for reimbursement of our direct contract costs and allowable and allocable indirect costs, plus a fee.

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

As of January 1, 2013, our total backlog was $492 million, of which $152 million was funded and $340 million was unfunded. As of January 1, 2012, our total backlog was $452 million, of which $76 million was funded and $376 million was unfunded.

Total backlog may fluctuate from period to period depending on our success rate in winning contracts and the timing of contract awards, renewals, modifications and cancellations. We expect to recognize a substantial portion of our funded backlog as revenue within the next 12 months. However, the U.S. Government may terminate any contract at any time.

Customers

We derive substantially all of our revenue from contracts with U.S. Government agencies involved with national security missions. In 2012, 54% of our revenue was derived from contracts with the NSA, approximately 25% of our revenue was derived from contracts with DoD, approximately 17% of revenue was derived from other major intelligence agencies and other intelligence, defense, homeland security and law enforcement organizations, and 4% was derived from commercial customers. For 2012, on a pro forma basis (calculated as if all 2012 acquisitions had been made as of January 1, 2012), approximately 59% of our revenue was derived from contracts with the NSA, approximately 21% of our revenue was derived from contracts with DoD, approximately 14% of revenue was derived from other major intelligence agencies and other intelligence, defense, homeland security and law enforcement organizations, and 6% was derived from commercial customers.

Our intelligence and defense customers typically exercise independent contracting authority. We serve customers in either a prime or a subcontractor capacity. Our customers include many of the 16 federal agencies listed below that comprise the Intelligence Community.

•	The Central Intelligence Agency (CIA)

•	The United States Department of Defense (DoD)

◦	Air Force Intelligence Surveillance and Reconnaissance Agency (AFISRA)

◦	Army Military Intelligence (MI)

◦	Defense Intelligence Agency (DIA)

◦	Marine Corps Intelligence Agency (MCIA)

◦	National Geospatial-Intelligence Agency (NGA)

◦	National Reconnaissance Office (NRO)

◦	National Security Agency (NSA)

◦	Office of Naval Intelligence (ONI)

•	United States Department of Energy

◦	Office of Intelligence and Counterintelligence (OICI)

•	United States of Homeland Security

◦	Office of Intelligence and Analysis (I&A)

◦	Coast Guard Intelligence (CGI)

•	United States Department of Justice

◦	Federal Bureau of Investigation (FBI)

◦	Drug Enforcement Administration (DEA)

•	United States Department of State

◦	Bureau of Intelligence and Research (INR)

•	United States Department of the Treasury

◦	Office of Terrorism and Financial Intelligence (TFI)

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

Our Competitive Strengths

We believe the following competitive strengths will allow us to take advantage of the trends in our industry:

Cyber superiority, geospatial intelligence and intelligence focused.  We are a company that is focused on delivering cyber superiority, geospatial intelligence and intelligence support for our customers. We accomplish this by delivering a full range of cyber engineering services and solutions, geospatial intelligence services and solutions, and cyber intelligence products. Mastering cyberspace and thereby attaining cyber superiority is a core mission of the Intelligence Community. We are building a platform of capabilities, culture, and technologies that is tailored to meeting this mission. This focus gives our customers faster and more innovative solutions than those offered by our competitors.

Agile intelligence, cybersecurity and cyber age operations expertise.  We have significant experience in building signal and information processing solutions, cybersecurity, cyber superiority and geospatial intelligence solutions, using agile methodologies for the Intelligence Community to support mission critical activities and complex national security problems. Our team has established a strong reputation for responding quickly to customer requirements, and working as a partner with our customers to identify and define these requirements. The changes in the threat environment that have occurred since 2001 have put enormous pressure on the Intelligence Community to respond more quickly and in a more integrated way than ever before. We have a culture of innovation and agility that allows us to respond more quickly and with greater impact than other organizations.

Management's Intelligence Community experience and relationships.  Our management has significant expertise in the Intelligence Community and a lengthy track record with many members of the Intelligence Community. Our insight into the Intelligence Community's needs and our mission focus allow us to articulate and support our customers' needs as they emerge, placing us at the forefront of solutions being offered. The senior members of our leadership and technology teams have a record of supporting the Intelligence Community's programs for the past 20 - 30 years. Our long-term relationships establish the basis of trust required to understand and support mission-critical requirements. During this period, our executives have gained access to the highest levels of the Intelligence Community and provided thought leadership in the transformation of the intelligence process to respond to challenges of cyber age operations and a rapidly changing asymmetrical global threat environment.

History of successfully acquiring and integrating businesses.  KEYW began operations on August 4, 2008 led by the majority of the former leadership team of Essex Corporation, which was acquired by Northrop Grumman Corporation in January 2007. Under an agreement between KEYW and Northrop Grumman Corporation, KEYW acquired a core set of capabilities (including over 60 employees) and fixed assets from Northrop Grumman Corporation. Since our founding, we have assembled, through a series of highly selective strategic acquisitions, a single distinct platform that provides the high quality and complementary cybersecurity, cyber superiority and geospatial intelligence capabilities, solutions and products our customers require. Since inception, KEYW has completed more than 15 acquisitions.

Expansion into commercial sector provides new opportunity for growth.  In July 2012, we announced the installation of our new cyber awareness and response platform, code named “Project G,” in its first operational network to address the growing threat to commercial enterprises. We have begun a commercial testing program for Project G with a select group of early adopter customers. Project G is being developed to find, fix and finish malicious cyber threats within customers' networks through the use of automated tools and continuous updates to cyber threat profiles and alert levels. Project G was derived from our work protecting Intelligence Community networks, and addresses new markets beyond the Intelligence Community, including military, other governmental agencies and critical infrastructure. General release of the Project G platform is expected in 2013.

Skilled employees with high-level security clearances.  As of December 31, 2012, 83% of our employees have U.S. Government security clearances, with 78% of our employees holding Top Secret or higher clearance. This concentration of highly-skilled and cleared personnel allows us to respond quickly to customer requirements and gives us on-going insight into our customers' toughest national security problems. The requirement for these clearances and the time and process required to attain them are significant barriers to entering this market.

Intelligence Surveillance and Reconnaissance (ISR) sensor development, rapid deployment and sustainment of airborne collection platforms.  Leveraging our broad technical expertise, we match aircraft to mission requirements and modify these aircraft with integrated airborne sensor systems for onboard, geospatially referenced digital image collection and processing. Our integrated airborne collection solutions are complemented by complete flight services and ongoing sustainment and logistics support of the collection platforms. We rapidly deploy our tailored solutions in direct response to the defense community's most urgent requirements for ISR imagery in support of tactical missions and rapid mapping of large areas in some of the world's most challenging locations, thus placing us at the center of the trend towards actionable intelligence.

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

Leveraging our distinct culture, which we describe as “Agile DNA,” products and solutions to expand our U.S. Government business.  We intend to leverage our high technology capabilities and services, products and solutions to further penetrate the intelligence and defense communities and to expand our participation in other cyber and geospatial intelligence growth areas of the U.S. Government in the homeland security and civilian sectors. We believe this will allow us to apply powerful cyber superiority solutions to the .gov community in a manner that is transparent and respectful of privacy in the civilian and commercial environments.

Pursuing strategic, capability-enhancing acquisitions.  We will continue to pursue selective strategic acquisitions that expand our cyber intelligence platform of capabilities and solutions. This will include companies that are leaders in supporting the U.S. intelligence and defense community, as well as technologies and solutions in cybersecurity and other areas of innovation that are critical to (1) the transformation of the Intelligence Community into cyber age operations and (2) improving the overall cybersecurity posture of the Intelligence Community and commercial critical infrastructure enterprises.

Fully integrating and accelerating our business development efforts.  As a company that is growing quickly through integrating multiple strategic acquisitions, we plan to capitalize and leverage investments that each of our platform companies have made in the business development function. We intend to capitalize on the collective capabilities, relationships and facilities of our acquisitions to expand the number and scope of our prime contracts, as well as increase the number of sole-source contracts where our agility and innovation can create new solutions to our customers' toughest problems.

Building and leveraging our research and development efforts.  We intend to continue utilizing company and customer funded research and development to develop technologies, products and solutions that have significant potential for near-term, as well as long-term value in both the U.S. Government and commercial markets. We will continue to use intellectual property that we create internally or license from other companies in the areas of network traffic intelligence, cybersecurity, cyber intelligence and geospatial intelligence to build products and solutions to further penetrate the intelligence and defense market for cyber superiority.

Leverage Intelligence Community experience to address new growth markets.  We are applying knowledge and techniques that we have developed and used to protect some of the most sensitive IC networks to derive a new Cyber Awareness and Response Platform for the commercial market place, with an initial focus on U.S. critical infrastructure industries. By drawing on the excellent skills of our cyber experts, with years of experience in protecting the IC from continuous cyber attacks, we are deploying a platform capable of finding, fixing, and finishing even the most elusive and persistent cyber threats.
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
Beginning in the fourth quarter of 2012, we expanded our market to include commercial software through our acquisition of Sensage. Sensage's market has predominantly been in healthcare and telecommunication. This has broadened our competitive market as we are now competing with larger multi-national software companies such as Oracle and Microsoft as well as new start-ups with innovative solutions. While Sensage has an established market presence, its market share is relatively small compared to large companies it competes with for business. Project G has not established a market and while there are potentially numerous large and small competitors offering capabilities that may compete with Project G, the competitive landscape and its acceptance within the market is currently evolving and uncertain.
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
Our research and development, or R&D, consists of IR&D that is an allowable expense under U.S. Government contracts and research and development that is performed at our expense. Spending on R&D activities may vary, depending on the opportunities that we see and customer requirements. In 2012, we spent approximately $5.4 million, or 2.2% of revenue on R&D. For 2013 we are budgeting 2.5% – 3.0% of revenue for R&D. R&D spending increased in 2012 and we expect it to increase in 2013 as we continue to expand our capabilities within the intelligence community and with the commercial software market. Looking forward to 2013, we have established innovation teams in each of our major business areas to broaden our efforts to strategically leverage our technologies and ideas into new program opportunities with our customers.
Our software business will require additional investment to enhance our products and to stay relevant in the marketplace.
Intellectual Property

We own seven patents and have four pending patent applications. We have twelve trademarks and three copyrights. As we develop intellectual property, we make a determination, with the support of outside patent counsel, of the best manner in which to protect it whether through patent or copyright, or as trade secret. When we acquire companies that have developed intellectual property and have patents pending, we make a determination, with the support of outside patent counsel, of whether we need to continue pursuing the pending patent applications. In conjunction with several of our products, we have developed intellectual property that we are protecting as trade secrets. We have made this determination based on the costs and risks involved, as well as on the pace at which changes are being made to the products. As we build our solutions and products, we also make use of third-party intellectual property for which we purchase licenses, as necessary. We integrate technology, including hardware and software, based on designs and architectures that we develop with our customers.
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
Our federal government business is also subject to laws, regulations, and executive orders restricting the use and dissemination of classified information and, under U.S. export control laws, the export of certain products and technical data.
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
The address of our principal executive office is 7740 Milestone Parkway, Suite 400, Hanover, Maryland 21076 and our general telephone number is (443) 773-1600. Our web site address is www.keywcorp.com. We make available free of charge on or through our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on, or accessed through, our web site is not part of this or any other report we file with or furnish to the SEC.

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

Investing in our common stock involves a high degree of risk. Before investing in our common stock, you should carefully consider the following risks as well as all other information contained in this Annual Report.
Risks Relating to Our Business
We currently rely on sales to the U.S. Government for substantially all of our revenue. If our relationships with U.S. Government agencies were harmed, our business, future revenue and growth prospects would be adversely affected.
We derive substantially all of our revenue from our U.S. Government customers. For the fiscal years ended December 31, 2012, 2011, and 2010, we generated 96%, 97% and 95%, respectively, of our total revenue from contracts with the U.S. Government, either as a prime contractor or a subcontractor. We expect that U.S. Government contracts will continue to be the primary source of our revenue for the foreseeable future. Our reputation and relationship with the U.S. Government, and in particular with the agencies of the U.S. Intelligence Community and the Department of Defense (DoD), are key factors in maintaining and growing our revenue. For example, in 2012, on a GAAP basis, approximately 54% of our revenue was derived from contracts with the NSA, approximately 25% of our revenue was derived from contracts with DoD, approximately 17% of revenue was derived from other major intelligence agencies and other intelligence, defense, homeland security and law enforcement organizations, and 4% was derived from commercial customers. Our business, prospects, financial condition and/or operating results would be materially harmed if:

•	we were to lose, or there were to occur a significant reduction in, U.S. Government funding of one or more programs for which we are the prime contractor or in which we participate;

•	we were suspended or debarred from contracting with the U.S. Government; or

•	our reputation, relationships, or the reputations or relationships of our senior managers with the U.S. Government agencies with which we currently do business or seek to do business is impaired.
A decline in U.S. Government spending and mission priorities may adversely affect our future revenue and limit our growth prospects.
Continued U.S. Government expenditures on intelligence, defense and other programs for which we provide support are critically important for our business. While spending authorizations for intelligence and defense-related programs by the government has increased in recent years due to greater homeland security and foreign military commitments, and to a general outsourcing trend, these spending levels may not be sustainable and could significantly decline. Future levels of expenditures, authorizations, and appropriations for programs we support may decrease or shift to programs in areas where we do not currently provide services, or contract opportunities may be in-sourced to be performed by U.S. Government employees. Changes in spending authorizations, appropriations, and budgetary priorities could also occur due to a shift in the number, and intensity, of potential and ongoing conflicts, including the current conflicts in Iraq and Afghanistan, the rapid growth of the federal budget deficit, increasing political pressure to reduce overall levels of government spending, shifts in spending priorities from intelligence and defense-related programs as a result of competing demands for federal funds, or other factors. Our business prospects, financial condition or operating results could be materially harmed among other causes by the following:

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
We depend on U.S. Government contract awards that are only partially funded and which depend upon annual budget appropriations. A delay in the completion of the U.S. Government’s budget process or the impact of sequestration, (automatic spending cuts), could delay procurement of the services and solutions we provide and have an adverse effect on our future revenue.
Budget decisions made by the U.S. Government are outside of our control and could have significant consequences for our business. Funding for U.S. Government contract awards is subject to Congressional appropriations. Although multi-year awards may be planned or authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may be expected to continue for several years. Consequently, awards often initially receive only partial funding, and additional funds are committed only as Congress makes further appropriations. In some circumstances, we may elect to continue working on a contract that is awaiting additional incremental funding, because we expect the funding to be forthcoming soon, but this may place us at risk of not being paid if additional funding is not subsequently added to the contract. The termination of funding for any of our U.S. Government prime contracts or subcontracts could result in a loss of anticipated future revenue attributable to that program and a reduction in our cash flows and could have an adverse impact on our operating results.
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

Budget issues have been magnified by the 2011 Budget Control Act which requires that approximately $110 billion be automatically cut from the fiscal year 2013 defense and non-defense agency funding levels on March 1, 2013. If automatic spending cuts are applied to any of our current or future contracts or programs, our business could be adversely affected.
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

If the U.S. Government terminates a contract for convenience, we may recover only our reasonably incurred or committed allowable costs, settlement expenses and profit on work completed prior to the termination. We cannot recover anticipated future profits on terminated work. If the U.S. Government terminates a contract for default, we may not recover each of those types of costs, and instead may be liable for excess costs incurred by the U.S. Government in procuring undelivered items and services from another source.

Any decision by the U.S. Government not to exercise contract options or to modify, curtail or terminate our major programs or contracts would adversely affect our revenue and revenue growth. We may not realize the full amounts of revenue reflected in our backlog, which could adversely affect our future revenue and growth prospects.
We may not realize as revenue the full amounts reflected in our backlog, which could adversely affect our future revenue and growth prospects.
As of December 31, 2012, our total backlog was $492 million, which included $340 million in unfunded backlog. As of December 31, 2011, our total backlog was $452 million, which included $376 million in unfunded backlog. The U.S. Government’s ability not to exercise contract options or to modify, curtail or terminate our major programs or contracts makes the calculation of backlog subject to numerous uncertainties. Due to the uncertain nature of our contracts with the U.S. Government, we may never realize revenue from some of the engagements that are included in our backlog. Our unfunded backlog, in particular, contains amounts that we may never realize as revenue because the maximum contract value specified under a U.S. Government contract or task order awarded to us is not necessarily indicative of the revenue that we will realize under that contract. If we fail to realize as revenue amounts included in our backlog, our future revenue and growth prospects may be adversely affected. For additional information on our backlog, see “Business — U.S. Federal Government Contracts — Backlog.”

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

Additionally, the False Claims Act provides for potentially substantial civil and criminal penalties where, for example, a contractor presents a false or fraudulent claim to the U.S. Government for payment or approval. Actions under the False Claims Act may be brought by the U.S. Government or by other persons on behalf of the U.S. Government (who may then share a portion of any recovery).

Because the majority all of our revenue is dependent on our selection, performance and payment under our U.S. Government contracts, the loss of one or more large contracts or any suspension or debarment from doing business with U.S. Government agencies would result in a loss of anticipated future revenue from U.S. Government contracts and a reduction in cash flows and would have a material adverse effect on our operating results.
U.S. Government contracts contain other provisions that may be unfavorable to contractors.

Beyond the right to terminate a contract for convenience or decline to exercise an option to renew, U.S. Government contracts contain provisions and are subject to laws and regulations that give the U.S. Government rights and remedies not typically found in commercial contracts. These provisions, laws and regulations permit the U.S. Government to do (among other things) the following:

•	reduce or modify contracts or subcontracts;

•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•	claim certain rights (including, under certain circumstances, certain intellectual property rights) in products and systems produced by us; and

•	suspend or debar us from doing business with the U.S. Government.

If the U.S. Government exercises its rights under any of these provisions, our ability to operate or our competitive advantage could be hindered, and our revenue and net income could decline and our operating results could be materially adversely affected.

Further, U.S. Government contracts and certain laws and regulations, including without limitation, the International Traffic in Arms regulations and laws and contract restrictions relating to classified information, contain provisions that may restrict our ability to provide our products and services to third parties. These restrictions may prevent us from leveraging our products, services, intellectual property, know-how or other revenue-generating aspects of our business or our acquisitions to the fullest extent in the commercial sector.
The U.S. Government may revise its procurement or other practices in a manner adverse to us.

The U.S. Government may revise its procurement practices or adopt new contracting rules and regulations, such as cost accounting standards. It could also adopt new contracting methods relating to General Services Administration (GSA) contracts, or other government-wide acquisition contracts (GWACs), or adopt new standards for contract awards intended to achieve certain social or other policy objectives. In addition, the U.S. Government may face restrictions from new legislation or regulations, as well as pressure from U.S. Government employees and their unions, on the nature and amount of services the U.S. Government may obtain from private contractors. These changes could impair our ability to obtain new contracts or to continue to retain contracts under which we currently perform when and if those contracts are put up for renewed competitive bidding. Any new contracting methods could be costly or administratively difficult for us to implement, and, as a result, could harm our operating results.

Audits by U.S. Government agencies could result in unfavorable audit results that could subject us to a variety of penalties and sanctions, and could harm our reputation and relationships with our customers.

U.S. Government agencies, including the Defense Contract Audit Agency (DCAA) and others, routinely audit and review contractors' performance on contracts, cost structure, pricing practices and compliance with applicable laws, regulations and standards. They also review the adequacy of, and a contractor's compliance with, its internal control systems and policies, including the contractor's accounting, billing, cost, purchasing, property, estimating, compensation, management information system and other systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. Adverse findings in a DCAA audit could materially affect our competitive position and result in a substantial adjustment to our revenue and net income.

If a U.S. Government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of net income, suspension of payments, fines and suspension or debarment from doing business with U.S. Government agencies. In addition, we could suffer serious harm to our reputation and competitive position if allegations of impropriety were made against us, whether true or not. If our reputation or relationship with U.S. Government agencies were impaired, or if the U.S. Government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our revenue and net income would decline and our operating results could be materially adversely affected.
A significant portion of our revenue and net income is derived from a few key contracts. The loss of any one or more of these contracts could cause a material decline in our operating results.
For the year ended December 31, 2012, and the year ended December 31, 2011, our 10 largest contracts accounted for a total of $97 million and $50.5 million, respectively, or 40% and 26.5% of our total revenue, respectively. Although we have been successful in continuing work on most of our large contracts in the past, there is no assurance that we will be able to do so in the future. The revenue stream from one or more of these contracts could end for a number of reasons, including the completion of the customer’s requirements, the completion or early termination of our current contract, the consolidation of our work into another contract where we are not a contractor under that contract, or the loss of a competitive bid for the follow-on work related to our current contract. If any of these events were to occur, we could experience an unexpected, significant reduction in revenue and net income.
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
Furthermore, any accident or incident for which we are liable, even if fully insured, may result in negative publicity which could adversely affect our reputation among our customers, including our U.S. Government customers, and the public, which could result in the loss of existing and future contracts or make it more difficult to compete effectively for future contracts. This could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.
We face intense competition from many competitors that, among other things, have greater resources than we do.
We operate in highly competitive markets and generally encounter intense competition to win contracts and task orders. We compete with many other firms, ranging from small, specialized firms to mid-tier technology firms and large, diversified firms, many of which have substantially greater financial, management and marketing resources than we do. Significant competitors include divisions of large defense contractors such as Lockheed Martin Corporation, The Boeing Company and Northrop Grumman Corporation. We also face competition from a number of large, well-established U.S. Government contractors such as SAIC, Inc., CACI International Inc. and others. Our competitors may be able to provide our customers with different or greater capabilities or benefits than we can in areas such as technical qualifications, past contract performance, geographic presence, price and the availability of qualified professional personnel. Our failure to compete effectively because of any of these or other factors could cause our revenue and operating profits to decline. In addition, our competitors also have established or may establish relationships among themselves or with third parties to increase their ability to address our customers’ needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge that would compete with us more effectively than they do currently.
Our earnings and profitability may vary based on the mix of our contracts and may be adversely affected by our failure to accurately estimate and manage costs, time and resources.
We generate revenue under various types of contracts, which include time and materials (T&M), fixed-price-level-of-effort, firm-fixed-price (FFP), and cost reimbursement contracts. For the years ended December 31, 2012 and December 31, 2011, we derived revenue from such contracts on an actual basis, and on a pro forma basis (calculated as if all acquisitions had been made as of January 1 of the respective year), as follows:

	Year ended December 31, 2012
	Actual		Pro Forma (unaudited)
Contract Type	(in millions)	(percentage)	(in millions)	(percentage)
Time & Materials	$116.2	47.8%	$146.3	50.0%
Fixed-Price-Level-of-Effort	$33.1	13.6%	$36.7	12.6%
Firm-Fixed-Price	$67.9	27.9%	$74.8	25.5%
Cost Reimbursement	$26.3	10.7%	$34.9	11.9%

	Year ended December 31, 2011
	Actual		Pro Forma (unaudited)
Contract Type	(in millions)	(percentage)	(in millions)	(percentage)
Time & Materials	$106.1	55.7%	$112.6	52.3%
Fixed-Price-Level-of-Effort	$25.2	13.2%	$25.3	11.8%
Firm-Fixed-Price	$44.5	23.3%	$61.8	28.7%
Cost Reimbursement	$14.8	7.8%	$15.5	7.2%

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
Our limited operating history and method of initial growth may not provide a meaningful basis on which to evaluate our business. Since our founding in 2008, we have undertaken multiple acquisitions that have provided the basis of our business and revenue. Although our revenues have grown significantly since our formation, we may not be able to maintain our profitability and may incur net losses in the future. The lack of long term historical financial results as an operating entity may make it difficult to project our revenues and profitability. Further, we are subject to the risks inherent in the ownership and operation of a company with a limited operating history, such as setbacks and delays in integration of acquired companies, fluctuations in expenses, and competition from competitors that have a more extensive operating history and track record. Any failure to address these risks could seriously harm our business and prospects. We will continue to encounter risks and challenges frequently experienced by companies at a similar stage of development, including:

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
We may underestimate or fail to discover liabilities relating to a future acquisition during due diligence and we, as the successor owner, might be responsible for any such liabilities. Although we seek to minimize the impact of underestimated or potential undiscovered liabilities by structuring acquisitions to minimize liabilities and obtaining indemnities and warranties from the selling party, these methods may not fully protect us from the impact of undiscovered liabilities. Indemnities or warranties are often limited in scope, amount or duration, and may not fully cover the liabilities for which they were intended. The liabilities that are not covered by the limited indemnities or warranties could have a material adverse effect on our business and financial condition. In addition, acquisitions can raise potential Organizational Conflict of Interest (OCI) issues that can impact the nature and timing of the acquisition or the acquiring entity’s ability to compete for future contracts where the acquired entity may have been involved.
We have a substantial investment in recorded goodwill as a result of our acquisitions, and changes in future business conditions could cause these investments to become impaired, requiring substantial write-downs that could reduce our net income or increase our net loss.
As of December 31, 2012, goodwill accounted for $291 million, or 63% of our recorded total assets on an actual basis. We review our goodwill for impairment annually and when events or changes in circumstances indicate the carrying value may not be recoverable. We evaluate our goodwill at the segment level. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. If goodwill became impaired, we could record a significant charge to earnings in our financial statements during the period in which impairment of our goodwill is determined, which would significantly reduce or eliminate our net income.
We may require additional capital to finance our growth. If the terms on which the additional capital is available are unsatisfactory or if the additional capital is not available at all or we are not able to fully access our existing credit facility we may not be able to pursue our growth strategy.
Our growth strategy may require additional capital investment to complete acquisitions, integrate any completed acquisitions into our existing operations, and to expand into new markets.
To the extent that we do not generate sufficient cash internally to provide the capital we require to fund our growth strategy and future operations, we will require additional debt or equity financing. We cannot be sure that this additional financing will be available or, if available, will be on terms acceptable to us. Further, high volatility in the equity markets may make it difficult for us to access the equity markets for additional capital at attractive prices, if at all. If we are unable to obtain sufficient additional capital in the future, it may limit our ability to implement our business strategy. Continued issues resulting from the current global financial crisis and economic downturn involving liquidity and capital adequacy affecting lenders could affect our ability to fully access our existing credit facilities. In addition, even if future debt financing is available, it may result in (1) increased interest expense, (2) increased term loan payments, (3) increased leverage, and (4) decreased income available to fund further acquisitions and expansion. It may also limit our ability to withstand competitive pressures and make us more vulnerable to economic downturns. If future equity financing is available, it may dilute the equity interests of our existing stockholders.
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

Our business involves the development of tailored solutions for our customers, a process that relies heavily upon the expertise and services of our employees. Our continued success depends on our ability to recruit and retain sufficient numbers of highly qualified individuals who have advanced engineering and information technology skills, specialized knowledge of customer missions and appropriate security clearances, and who work well with our U.S. Government customers. Due to our growth and increased competition for experienced personnel, particularly in highly specialized areas, it has become more difficult for us to meet our needs for these employees in a timely manner and this may affect our growth in the current fiscal year and in future years. Although we intend to continue to devote significant resources to recruit, train and retain qualified employees, we may not be able to attract and retain these employees. Any failure to do so could impair our ability to perform our contractual obligations efficiently and timely meet our customers' needs and win new business, which could adversely affect our future results. Our overall employee attrition rate for the year ended December 31, 2012, and for the fiscal year ended December 31, 2011, on an actual basis, was 15% and 18.7%, respectively.

In addition, the relationships and reputation that many members of our senior management team have established and maintain with U.S. Government personnel contribute to our ability to maintain good customer relationships and to identify new business opportunities. The loss of key personnel may impair our ability to obtain new U.S. Government awards or adequately perform under our current U.S. Government contracts. We also rely on the skills and expertise of our senior technical development personnel, the loss of any of whom could prevent us from completing current development projects and restrict new development projects. We currently do not maintain “key person” insurance on any of our executives or key employees.
Our business depends upon obtaining and maintaining required security clearances.
Many of our federal government contracts require our employees to maintain various levels of security clearances, and we are required to maintain certain facility security clearances complying with Department of Defense and Intelligence Community requirements. Obtaining and maintaining security clearances for employees involves lengthy processes, and it is difficult to identify, recruit and retain employees who already hold security clearances. If our employees are unable to obtain or retain security clearances or if our employees who hold security clearances terminate employment with us and we are unable to find replacements with equivalent security clearances, we may be unable to perform our obligations to customers whose work requires cleared employees, or such customers could terminate their contracts or decide not to renew them upon their expiration. In addition, we expect that many of the contracts on which we will bid will require us to demonstrate our ability to obtain facility security clearances and perform work with employees who hold specified types of security clearances. To the extent we are not able to obtain or retain facility security clearances or engage employees with the required security clearances for a particular contract, we may not be able to bid on or win new contracts, maintain existing contracts or effectively re-bid on expiring contracts.
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

Our existing senior credit facility contains financial and operating covenants that limit our operations and could lead to adverse consequences if we fail to comply.
Our credit facility contains financial and operating covenants that, among other things, require us to maintain or satisfy specified financial ratios (including debt to adjusted “EBITDA”, or “earnings before interest, taxes, depreciation, amortization, stock compensation and acquisition costs” ratios and fixed charge coverage ratios as further described under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facility”), limit our ability to incur indebtedness, pay dividends or engage in certain significant business transactions, and require us to comply with a number of other affirmative and negative operating covenants. Failure to meet these financial and operating covenants could result from, among other things, changes in our results of operations, our incurrence of debt or changes in general economic conditions. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders, which could harm our business and operations. In addition, our credit facility contains several other material covenants, including a lien against our assets (including receivables), limitations on additional debt, limitations on our ability to make acquisitions, a limitation on the payment of dividends, and restrictions on the sale, lease, or disposal of any substantial part of our assets, other than in the normal course of business.
We have only a limited ability to protect and enforce our intellectual property rights, which we consider important to our success. Failure to adequately protect or enforce our intellectual property rights could adversely affect our competitive position and cause us to incur significant expense.
We believe that our success depends, in part, upon our ability to protect our proprietary information and other intellectual property. We rely principally on trade secrets to protect much of our intellectual property where we do not believe that patent protection is appropriate or obtainable. However, trade secrets are difficult to protect and to enforce against third parties. Although we believe that we have adopted reasonable practices to ensure that our employees are subject to appropriate confidentiality obligations and to ensure that we obtain appropriate ownership rights in intellectual property developed by our employees (or by the employees of companies that we have acquired), our practices in this regard may be insufficient, which could result in the misappropriation or disclosure of our confidential information or disputes regarding (or the loss of rights to) certain of our intellectual property. In addition, we may be unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights. Failure to obtain or maintain trade secret protection could adversely affect our competitive business position. The protections that we receive for our trade secrets and other intellectual property rights may not be sufficient to prevent our competitors from copying, infringing, or misappropriating our products and services. Similarly, there is no guarantee that when we do apply for intellectual property protection, the applications will result in registrations sufficient to protect our rights. In addition, we cannot be certain that others will not independently develop, design around or otherwise acquire equivalent or superior technology or intellectual property rights.
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

In addition, our products cannot be tested and proven in all situations and are otherwise subject to unforeseen problems. Examples of unforeseen problems that could negatively affect revenue and profitability include premature failure of products that cannot be accessed for repair or replacement, problems with quality, country of origin, delivery of subcontractor components or services and unplanned degradation of product performance. Among the factors that may affect revenue and profits could be unforeseen costs and expenses not covered by insurance or indemnification from the customer, diversion of management focus in responding to unforeseen problems, loss of follow-on work, and, in the case of certain contracts, repayment to the U.S. Government customer of contract cost and fee payments we previously received.
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

We spend substantial amounts of time and money to research and develop new products and enhanced versions of our existing products to incorporate additional features, improve functionality or incorporate other enhancements in order to meet our customers' rapidly evolving demands. When we develop a new product or an enhanced version of an existing product, we typically incur expenses and expend resources upfront to market, promote and sell the new offering. Therefore, when we develop and introduce new or enhanced products, they must achieve market acceptance in order to justify the amount of our investment in developing and bringing them to market.

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

Implementation of Project G, in particular, is in its early stages and it is difficult to predict customer adoption, customer demand, the size and growth rate of the market, and the entry of competitive products.

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

Developing our products and related enhancements is expensive. For the year ended December 31, 2012, our research and development costs totaled $5.3 million, a 130% increase over our total research and development costs for the year ended December 31, 2011. Our investments in research and development may not result in significant design improvements, marketable products or features or may result in products that are more expensive than anticipated. Additionally, we may not receive significant revenue from these investments in the near future, if at all, or these investments may not yield expected benefits, either of which could adversely affect our business and operating results. Nevertheless, we believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. As a result, our future plans include significant investments in research and development and related product opportunities. In particular, we have incurred significant research and development costs in connection with Project G, which largely accounts for the increase described above. If Project G does not garner widespread market adoption and implementation, our financial results and competitive position could suffer.

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

Additionally, the process of developing new technology is complex and uncertain, and if we fail to accurately predict end-customers' changing needs and emerging technological trends, our business could be harmed. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products, or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.

If functionality similar to that offered by our products is incorporated into existing network infrastructure products, organizations may decide against adding our products to their systems, which would have an adverse effect on our business.

Large, well-established providers of networking equipment offer, and may continue to introduce, network security features that compete with our products, either in stand-alone security products or as additional features in their network infrastructure products. The inclusion of, or the announcement of an intent to include, functionality perceived to be similar to that offered by our security solutions in networking products that are already generally accepted as necessary components of network architecture may have an adverse effect on our ability to market and sell our products. Furthermore, even if the functionality offered by network infrastructure providers is more limited than our products, a significant number of end-customers may elect to accept such limited functionality in lieu of adding platforms from an additional vendor such as us. Many organizations have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other providers of networking products, which may make them reluctant to add new components to their networks, particularly from other vendors such as us. In addition, an organization's existing vendors or new vendors with a broad product offering may be able to offer concessions that we are not able to match because we currently offer only network security products and have fewer resources than many of our competitors. If organizations are reluctant to add additional network infrastructure from new vendors or otherwise decide to work with their existing vendors, our ability to increase our market share and improve our financial condition and operating results will be adversely affected.

If our products do not interoperate with our end-customers' infrastructure, sales of our products could be negatively affected, which would harm our business.

Our products must interoperate with our end-customers' existing infrastructure, which often have different specifications, utilize multiple protocol standards, deploy products from multiple vendors, and contain multiple generations of products that have been added over time. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems. Any delays in identifying the sources of problems or in providing necessary modifications to our software or hardware could have a negative impact on our reputation and our end-customers' satisfaction with our products, and our ability to sell products could be adversely affected. In addition, U.S. Government and other end-customers may require our products to comply with certain security or other certifications and standards. If our products are late in achieving or fail to achieve compliance with these certifications and standards, or our competitors achieve compliance with these certifications and standards, we may be disqualified from selling our products to such end-customers, or at a competitive disadvantage, which would harm our business, operating results, and financial condition.

Defects, errors, or vulnerabilities in our products or the failure of our products to block a virus or prevent a security breach could harm our reputation and adversely impact our results of operations.

Our products may experience technical failures and downtime, we may fail to distribute appropriate updates, or we may fail to meet the increased requirements of a growing end-customer base, any of which could temporarily or permanently expose our end-customers' networks, leaving their networks unprotected against the latest security threats. Because our products are complex, they have contained and may contain design or manufacturing defects or errors that are not detected until after their commercial release and deployment by our end-customers. Additionally, defects may cause our products to be vulnerable to security attacks, cause them to fail to help secure networks or temporarily interrupt end-customers' networking traffic. Moreover, because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques and provide a solution in time to protect our end-customers' networks. Furthermore, our products could be targeted by attacks specifically designed to disrupt our business and harm our reputation.

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

Our classifications of application type, virus, spyware, vulnerability exploits, data or URL categories may falsely detect applications, content or threats that do not actually exist. This risk is heightened by the inclusion of a “heuristics” feature in our products, which attempts to identify applications and other threats not based on any known signatures but based on characteristics or anomalies which indicate that a particular item may be a threat. These false positives, while typical in our industry, may impair the perceived reliability of our products and may therefore adversely impact market acceptance of our products. If our products restrict important files or applications based on falsely identifying them as malware or some other item that should be restricted, this could adversely affect end-customers' systems and cause material system failures. Any such false identification of important files or applications could result in damage to our reputation, negative publicity, loss of end-customers and sales, increased costs to remedy any problem, and costly litigation.
Risks Relating to Our Common Stock
The price of our common stock may be subject to wide fluctuations.
Prior to our Initial Public Offering (IPO) in October 2010, there was not a public market for our common stock. The market price of our common stock is subject to significant fluctuations. Among the factors that could affect our common stock price are the risks described in this “Risk Factors” section and other factors, including:

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test our internal control over financial reporting for 2012 and also requires our independent registered public accounting firms to report on the operating effectiveness of these controls. Any delays or difficulty in satisfying these requirements could adversely affect our future results of operations and our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test the effectiveness of our internal control over financial reporting in accordance with an established internal control framework and to report on our conclusions as to the effectiveness of our internal controls. It also requires our independent registered public accounting firms to test our internal control over financial reporting and report on the effectiveness of such controls. In addition, we are required under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, to maintain disclosure controls and procedures and internal control over financial reporting.

We may, in the future, discover areas of our internal controls that need improvement, particularly with respect to businesses that we may acquire. If so, we cannot be certain that any remedial measures we take will ensure that we have adequate internal controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified report regarding the effectiveness of our internal control over financial reporting in future periods, investors could lose confidence in the reliability of our financial statements. This could result in a decrease in the value of our common stock. Failure to comply with Section 404 could potentially subject us to sanctions or investigations by the SEC, the NASDAQ Global Select Market or other regulatory authorities.
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

Location	Square Feet	Lease Expiration Date	Segment
1400 Bridge Parkway, Suite 202 Redwood City, California 94065	7,818	3/31/2013	Integrated Solutions
700 Brooker Creek Blvd. Suite 1400 Oldsmar, Florida 34677	12,800	9/30/2013	Integrated Solutions
7740 Milestone Parkway, Suite 400* Hanover, Maryland 21076	122,312	5/31/2022	Both
7663 Old Telegraph Road Severn, Maryland 21144	34,429	4/30/2017	Both
1334 Ashton Road Hanover, Maryland 21076	22,561	5/31/2016	Integrated Solutions
10820 Guilford Road, Suites 201-226 Annapolis Junction, Maryland 20701	17,700	1/31/2018	Services
7471 Candlewood Road, Suites 104-107 Hanover, Maryland 21076	10,998	1/1/2018	Services
9693 Gerwig Lane Columbia, Maryland 21046	8,000	3/1/2015	Services
9881/9891 Broken Land Parkway, Suite 120 Columbia, Maryland, 21046	2,447	3/31/2014	Services
685 Mosser Road McHenry, Maryland, 21541	669	9/1/2013	Both
250 Clarke Street North Andover, Massachusetts, 01845	9,600	3/31/2023	Integrated Solutions
Hangar #1, Lawrence Airport North Andover, Massachusetts	N/A	7/31/2013	Integrated Solutions
2900 Fairview Park Drive, Suite 300 Falls Church, Virginia 22042	18,051	12/15/2018	Services
15036 Conference Center Dr., Suite 401 Chantilly, Virginia 20151	2,378	3/31/2014	Services

*	Headquarters

Item 3.	LEGAL PROCEEDINGS
We are not a party to any material legal proceedings as of March 12, 2013.

Item 4.	MINE SAFETY DISCLOSURES
None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
Market Information
On October 1, 2010, the Company’s common stock began trading on the Nasdaq Global Market under the symbol “KEYW”. The following table sets forth the range of high and low intra-day sales prices of KEYW’s common stock for the periods indicated.

	High	Low
Year Ended December 31, 2012:
First Quarter	$7.94	$7.00
Second Quarter	$10.10	$7.63
Third Quarter	$14.38	$9.64
Fourth Quarter	$13.64	$11.87
Year Ended December 31, 2011:
First Quarter	$15.54	$11.48
Second Quarter	$13.12	$10.59
Third Quarter	$12.39	$6.72
Fourth Quarter	$9.36	$6.66
On February 25, 2013, the last reported sale price for our common stock on the Nasdaq Global Select Market was $14.18 per share.
Holders
As of February 25, 2013, there were approximately 302 registered holders of record of our common stock. The number of holders of record does not reflect the number of beneficial holders whose shares are held by depositories, brokers or nominees.
Dividends
We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, our credit facility limits our ability to pay dividends over most circumstances.
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2012 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance (Excluding Column (a)) (c)(1)
Equity compensation plans approved by security holders	2,991,414	$9.22	1,266,073
Equity compensation plans not approved by security holders)	—		—
TOTAL	2,991,414	—	1,266,073

(1)
The securities remaining for future issuance are from our 2009 Stock Incentive Plan. This Plan has a maximum amount of shares available for issuance of 12,000,000 with a soft cap of 12% of the outstanding shares available for issuance. The 2013 Stock Incentive Plan, which takes effect on January 1, 2013, replaces the 2009 plan, and provides for the issuance of a maximum of 2,000,000 shares.

Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our common stock (traded under the symbol “KEYW”) from October 1, 2010 through December 31, 2012, to two indices: the Russell 2000 Index and the NASDAQ Composite Index. In addition, the graph illustrates the performance of a peer group consisting of GeoEye, Inc. (GEOY), ICF International, Inc. (ICFI), Mercury Computer Systems, Inc. (MRCY) and Kratos Defense & Security Solutions, Inc. (KTOS). These peers, while not direct competitors, were selected because they are comparable in such factors as annual revenue, market capitalization and number of employees. We believe that the stock performance of the selected peer group is a relevant comparison for investors. The graph assumes an initial investment of $100 on October 1, 2010 in The KEYW Holding Corporation common stock, each of the two indices and the peer group, each assuming dividend reinvestment. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

150
140
130
120
110
100
90
80
70
10/01/10
12/31/10
10/01/11
10/01/12
KEYW
Russell 2000 Index
NASDAQ Composite Index
Peer Index (GEOY, ICFI, KTOS, MRCY)

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

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
December 7 – 31, 2011	425,902	$7.24	425,902	1,574,098
January 1 – December 6, 2012	396,191	$7.44	396,191	1,177,907
Total	822,093	$7.34	822,093	1,177,907
The stock repurchases for 2012 were all done in the first quarter.

Item 6.	SELECTED FINANCIAL DATA
The following tables contain selected historical financial data for us for the years ended December 31, 2012, 2011, 2010, 2009 and the period from July 31, 2008 (Inception) to December 31, 2008, and for ICCI, or our Predecessor, for the period from January 1, 2008 to September 29, 2008.
The selected consolidated financial data presented should be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included in Item 15 of this Annual Report.

	Company					Predecessor
	Year ended Dec. 31, 2012	Year ended Dec. 31, 2011	Year ended Dec. 31, 2010	Year ended Dec. 31, 2009	July 31, (Inception) through Dec. 31, 2008	Period from Jan 1 through Sept. 29, 2008
	(In thousands, except per share data)
Revenue	$243,520	$190,587	$107,988	$39,037	$9,045	$14,563
Gross Profit	83,793	56,637	31,544	11,119	4,220	5,212
Net Operating Income (Loss)	3,193	1,828	(2,160)	(2,309)	35	1,108
Net Income (Loss)	1,015	535	10,906	(2,113)	(2,066)	1,041
Earnings (Loss) per Share of Common Stock-basic	0.04	0.02	0.62	(0.18)	(0.32)	n/a
Earnings (Loss) per Share of Common Stock-diluted	0.03	0.02	0.51	(0.18)	(0.32)	n/a
Adjusted EBITDA	32,978	20,569	9,031	2,578	750	2,702

	Company					Predecessor
	As of Dec. 31, 2012	As of Dec. 31, 2011	As of Dec. 31, 2010	As of Dec. 31, 2009	As of Dec. 31, 2008	As of Sept. 29, 2008
	(In thousands)
Cash and Cash Equivalents	$5,639	$1,294	$5,795	$7,333	$5,397	n/a
Working Capital (Deficit)	16,451	(16,344)	26,705	19,365	9,312	n/a
Total Assets	462,675	267,631	205,264	67,130	35,885	n/a
Long-Term Obligations	100,113	17,731	11,994	1,617	7,494	n/a
Total Stockholders' Equity	301,028	180,659	175,111	62,339	26,288	n/a

	EBITDA Reconciliation
	Company					Predecessor
	Year Ended Dec. 31, 2012	Year Ended Dec. 31, 2011	Year Ended Dec. 31, 2010	Year Ended Dec. 31, 2009	Year Ended Dec. 31, 2008	Nine Months Ended Sept. 29, 2008
	(In thousands)
Net Income (Loss)	$1,015	$535	$10,906	$(2,113)	$(2,066)	$1,041
Depreciation	4,369	2,082	760	310	24	9
Intangible Amortization	21,411	13,410	6,440	2,055	612	—
Stock Compensation Amortization	3,024	2,829	1,920	560	56	—
Interest Expense (Income)	2,307	907	1,661	(118)	—	(22)
Tax Expense (Benefit)	(86)	218	7,814	(979)	21	—
Warrant Expense	—	—	—	690	2,103	—
Initial Public Offering and Acquisition Costs	938	588	2,080	73	—	—
Other Non-Recurring Items(1)	—	—	(22,550)	2,100	—	1,674
Adjusted EBITDA	$32,978	$20,569	$9,031	$2,578	$750	$2,702
(1) The other non-recurring items include the 2010 gain recognized from the reversal of the TAGG earnout that was not achieved. The 2009 amount is the one time executive bonus paid to Mr. Moodispaw for his work in forming the Company.
The following tables contain selected historical financial data by quarter for the years ended December 31, 2012 and December 31, 2011

	2012				2011
	Three Months Ended March 31	Three Months Ended June 30	Three Months Ended Sept. 30	Three Months Ended Dec. 31	Three Months Ended March 31	Three Months Ended June 30	Three Months Ended Sept. 30	Three Months Ended Dec. 31
	(Unaudited and in thousands, except per share data)
Revenue	$55,776	$56,155	$57,353	$74,236	$41,661	$44,898	$53,957	$50,071
Gross Profit	18,929	18,933	19,487	26,444	12,241	13,037	15,149	16,210
Net Operating Income	648	525	703	1,317	175	239	345	1,069
Net Income	168	325	341	181	64	49	105	317
Per Share of Common Stock-basic	0.01	0.01	0.01	0.01	0.00	0.00	0.00	0.01
Per Share of Common Stock-diluted	0.01	0.01	0.01	0.00	0.00	0.00	0.00	0.01
Adjusted EBITDA	$7,219	$7,599	$7,760	$10,400	$3,312	$3,872	$5,425	$7,960

We have a $120 million credit facility with a group of banks led by Royal Bank of Canada that allows us to choose interest rates from one month up to six months. We may also choose an interest rate based on RBC's prime rate, which can vary, sometimes daily. The outstanding principle balance under this facility at December 31, 2012 was $89.7 million, consisting of $68.7 million under the term note and $21 million under the revolver. The agreement associated with the facility has a term of five years, and includes an uncommitted accordion facility, permitting us to obtain up to an additional $35 million, subject to certain conditions.

The borrowing availability under this facility is based on our 'Total Leverage Ratio' (as defined in the credit agreement), which is a relationship between 'Funded Indebtedness' to EBITDA (each as defined in the credit agreement). When drawing funds on this facility we have the option of choosing between a 'Euro Rate Loan' which is based on the British Bankers Association LIBOR or a 'Base Rate Loan' which is based on the higher of (a) the Federal Funds Rate plus ½ of 1.0%, (b) the Prime Rate, or (c) The Eurodollar Rate plus 1.0%. If we select the 'Euro Rate Loan' the actual 'applicable rate' would be 200 to 275 basis points above the stated rate depending on where we fall on our most recent quarterly calculation of our 'Total Leverage Ratio'. If we select the 'Base Rate Loan' the actual 'applicable rate' would be 100 to 175 basis points above the stated rate depending on where we fall on our most recent quarterly calculation of our 'Total Leverage Ratio'. We are able to lock in a Euro Rate Loan for periods up to six months. We also pay a Commitment Fee on our undrawn revolver ranging from 25 to 50 basis points, depending on out 'Total Leverage Ratio'.

	Adjusted EBITDA Reconciliation
	2012				2011
	Three Months Ended March 31	Three Months Ended June 30	Three Months Ended Sept. 30	Three Months Ended Dec. 31	Three Months Ended March 31	Three Months Ended June 30	Three Months Ended Sept. 30	Three Months Ended Dec. 31
	(Unaudited and in thousands)
Net Income	$168	$325	$341	$181	$64	$49	$105	$317
Depreciation	1,028	1,027	1,085	1,229	255	272	612	943
Intangible Amortization	4,869	4,869	4,869	6,804	2,068	2,465	3,573	5,304
Stock Compensation Amortization	648	698	722	956	756	742	671	660
Interest Expense	417	456	418	1,016	23	198	322	364
Tax Expense (Benefit)	66	200	(13)	(339)	90	(16)	(90)	234
Initial Public Offering and Acquisition Costs	23	24	338	553	56	162	232	138
Adjusted EBITDA	$7,219	$7,599	$7,760	$10,400	$3,312	$3,872	$5,425	$7,960
Adjusted EBITDA is a financial measure that is not calculated in accordance with accounting principles generally accepted in the United States of America, or US GAAP. The Adjusted EBITDA Reconciliation tables above provide reconciliations of this non-US GAAP financial measure to net income (loss), the most directly comparable financial measure calculated and presented in accordance with US GAAP. Adjusted EBITDA should not be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with US GAAP. Our adjusted EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate adjusted EBITDA or similarly titled measures in the same manner as we do. We prepare adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. We encourage you to evaluate these adjustments and the reasons we consider them appropriate.
We believe adjusted EBITDA is useful to investors in evaluating our operating performance for the following reasons:

•
we have various non-recurring transactions and expenses that directly impact our net income. Adjusted EBITDA is intended to approximate the net cash provided by operations by adjusting for non-recurring, non-operational items; and

•	securities analysts use adjusted EBITDA as a supplemental measure to evaluate the overall operating performance of companies.
Our board of directors and management use adjusted EBITDA:

•	as a measure of operating performance;

•	to determine a significant portion of management’s incentive compensation;

•	for planning purposes, including the preparation of our annual operating budget; and

•	to evaluate the effectiveness of our business strategies.
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
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•
Executive Level Overview.  Discussion of our business and overall analysis of financial and other highlights affecting our company in order to provide context for the remainder of MD&A and our overall strategy.

•	Critical Accounting Policies. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations. An analysis of our segmented financial results comparing 2012 to 2011 and comparing 2011 to 2010.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and sources of and needs for liquidity.

•
Contractual Obligations and Commitments; Off-Balance-Sheet Arrangements.  Overview of contractual obligations, contingent liabilities, commitments, and off-balance-sheet arrangements outstanding as of December 31, 2012.

Forward-Looking Statements
Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, as well as under “Part I, Item 1A. Risk Factors,” and elsewhere in this 2012 Annual Report on Form 10-K. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
Executive Level Overview

We provide mission-critical cybersecurity, cyber superiority and geospatial intelligence solutions to U.S. Government defense, intelligence and national security agencies and commercial enterprises. Our core capabilities include solutions, services and products to support the collection, processing, analysis, and use of intelligence data and information in the domains of cyberspace and geospace. Our solutions are designed to respond to meet the critical needs for agile intelligence in the cyber age and to assist the U.S. government in national security priorities. See “Item 1 - Business” for a detailed description of our business.

During 2012, we experienced growth, both organically and through acquisitions, as we continued to establish the Company as a viable and competitive entity within our target market. We acquired four companies during 2012 and expanded our footprint into the commercial technology sector. At the end of 2012, we have active contracts to provide services and solutions to 11 of the 16 U.S. intelligence agencies and, through our acquisition of Sensage, several hundred commercial enterprises. We intend to continue our acquisition strategy as we find the right complementary companies at the right price. Organically on a pro forma basis, (assuming all 2012 acquisitions were made on January 1, 2012), revenues grew 10% from 2011. During 2012, we have expanded our services platform and our products reached our right target markets. Our growth was adversely impacted by our Air Force services business that declined $9 million on a pro forma basis from 2011-2012. Absent this decline, 2012 organic revenue grew 12%. We intend to continue on a similar organic growth trajectory in 2013 and beyond.

In 2012, we continued to focus significant energy on the integration and synergy capture of our acquired companies, and while there is still some remaining progress to be made in that effort, our focus remains on (1) re-accelerating our organic growth rate, (2) winning new business, and (3) investing in internal technology research and development initiatives to position the company for continued growth in the longer term. Key elements of our 2013 strategy include (1) leveraging our multi-INT platform capabilities to further our penetration into the geospatial intelligence (GEOINT), signals intelligence (SIGINT), and airborne intelligence, surveillance, and reconnaissance (airborne ISR) markets with our unique, agile, approach, (2) establishing KEYW as a thought and technology leader in the realm of enterprise cyber awareness for both commercial and government entities, and (3) continuing to look for opportunities to acquire capabilities that further enhance our overall positioning in the markets we serve.

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

The policies that we have included below include:

•	Revenue Recognition

•	Cost of Revenues

•	Inventories

•	Software Development Costs

•	Long-Lived Assets (Excluding Goodwill)

•	Goodwill

•	Intangibles

•	Research and Development Costs

•	Income Taxes

•	Share-Based Compensation
Revenue Recognition
We derive the majority of our revenue from time-and-materials, firm-fixed-price, cost-plus-fixed-fee, and cost-plus-award-fee contracts. Revenues from cost reimbursable contracts are recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost reimbursable contracts, we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as prior award experience and communications with the client regarding performance. For cost reimbursable contracts with performance-based fee incentives, we recognize the relevant portion of the fee upon customer approval. For time-and-materials contracts, revenue is recognized based on billable rates times hours delivered plus materials and other reimbursable costs incurred. For firm-fixed price service contracts, revenue is recognized using proportional performance based on the estimated total costs of the project. For fixed-price production contracts, revenue and cost are recognized at a rate per unit as the units are delivered or by other methods to measure services provided. This method of accounting requires estimating the total revenues and total contract costs of the contract. During the performance of contracts, these estimates are periodically reviewed and revisions are made as required. The impact on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses on such contracts. Estimated losses on contracts at completion are recognized when identified.
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
Revenue from software arrangements is allocated to each element of the arrangement based on the relative fair values of the elements, such as software licenses, upgrades, enhancements, maintenance contract types and type of service delivered, installation or training. The determination of fair value is based on objective evidence that is specific to the vendor (“VSOE”). If VSOE of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time as VSOE of fair value exists or until all elements of the arrangement are delivered, except in those circumstances in which the residual method may be used as described below.

With the acquisition of Sensage, the Company's software products are licensed on a perpetual basis. In addition, the Company provides maintenance under a separate maintenance agreement, typically twelve months. Maintenance includes technical support and unspecified software upgrades and enhancements if and when available. Revenue from perpetual software licenses is recognized under the residual method for arrangements in which the software is sold with maintenance and/or professional services, and the Company has established VSOE of fair value for maintenance and professional services.

The Company recognizes software licenses, maintenance or professional services revenue only when there is persuasive evidence of an arrangement, delivery to the customer has occurred, the fee is fixed and determinable and collectability is reasonably assured.

Revenue from maintenance is deferred and recognized ratably over the term of each maintenance agreement. Revenue from professional services is recognized as the services are performed.
All revenue is net of intercompany adjustments.
Cost of Revenues
Cost of revenues consists primarily of compensation expenses for program personnel, the fringe benefits associated with this compensation and other direct expenses incurred to complete programs, including cost of materials and subcontract efforts.
Inventories
Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Our inventory consists of specialty products that we manufacture on a limited quantity basis for our customers. We manufacture at quantity levels that are projected to be sold in the six month period following production. The Company has not had any products sold below their standard pricing less applicable volume discounts. In 2012 and 2011, we recorded inventory reserves of $963,000 and $471,000 respectively, for certain products where the market has not developed as expected.
Software Development Costs

Costs of internally developed software for resale are expensed until the technological feasibility of the software product has been established. In accordance with the pronouncement on software development costs of the Accounting Standards Codification (“ASC”), software development costs are capitalized and amortized over the product's estimated useful life. The Company determined that it had achieved technological feasibility during the third quarter of 2012 on certain software being developed and has capitalized approximately $1.5 million. No amortization was recognized related to these capitalized software costs at December 31, 2012, as the software has yet to be completed and released for general availability.
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
Goodwill
Purchase price in excess of the fair value of tangible assets and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. In accordance with FASB ASC Topic 350-20, Goodwill, the Company tests for impairment at least annually, using a two-step approach. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The test in the fourth quarter of 2011 was performed as a single unit as it was prior to the Company's change to two segments. As of the measurement at October 1, 2012, the Company operates as two reporting units. The fair value of each reporting unit is estimated using a combination of income and market approaches as well as the qualitative approach. If the carrying amount of the unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company evaluated goodwill during the fourth quarter of fiscal years 2012 and 2011 and found no impairment to the carrying value of goodwill.
Intangibles

Intangible assets consist of the value of customer related intangibles acquired in various acquisitions. Intangible assets are amortized on a straight line basis over their estimated useful lives unless the pattern of usage of the benefits indicates an alternative method is more representative. The useful lives of the intangibles range from one to seven years.
Research and Development
Internally funded research and development expenses are expensed as incurred and are included in cost of operations in the accompanying consolidated statement of operations. In accordance with FASB ASC Topic 730 - Research and Development, such costs consist primarily of payroll, materials, subcontractor and an allocation of overhead costs related to product development. Research and development costs totaled $5,353,000, $2,323,000 and $990,000 for years ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively.
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
For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax liability or benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax obligations or benefits and subsequent adjustments as considered appropriate by management. The Company's policy is to record interest and penalties as an increase in the liability for uncertain tax obligations or benefits and a corresponding increase to the income tax provision. No such adjustments were recorded as of December 31, 2012, December 31, 2011, or December 31, 2010.
Share-Based Compensation
Shareholders approved the 2013 KEYW Holding Corporation Stock Incentive Plan in August 2012. The 2013 Stock Incentive Plan, which takes effect on January 1, 2013, replaces the 2009 Stock Incentive Plan. The Company adopted the 2009 Stock Incentive Plan in December 2009 in conjunction with the corporate reorganization. The Company had originally adopted a stock option plan in 2008. The Company applies the fair value method that requires all share-based payments to employees and non-employee directors, including grants of employee stock options, be expensed over their requisite service period based on their fair value at the grant date, using a prescribed option-pricing model. We use the Black-Scholes option-pricing model to value share-based payments. Compensation expense related to share-based awards is recognized on an accelerated basis. The expense recognized is based on the straight-line amortization of each individually vesting piece of a grant. Our typical grant vests 25% at issuance and 25% per year over the next three years. We expense the initial 25% vesting at issuance, all of the first year vesting in the first twelve months, the third vesting would be expensed over twenty-four months and the fourth tranche would be expensed over thirty-six months. The calculated expense is required to be based upon awards that ultimately vest and we have accordingly, reduced the expense by estimated forfeitures.
The following assumptions were used for option grants during the periods ended December 31, 2012, December 31, 2011, and December 31, 2010.
Dividend Yield — The Company has never declared or paid dividends on its common stock and has no plans to do so in the foreseeable future.
Risk-Free Interest Rate — Risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term approximating the expected life of the option term assumed at the date of grant.
Expected Volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The expected volatility is based on the historical volatility of existing comparable public companies for a period that approximates the estimated life of the options. The Company used comparable public companies volatility due to insufficient trading history of our own stock until the fourth quarter of 2012 at which time the Company began using its own volatility.

Expected Term of the Options - This is the period of time that the options granted are expected to remain unexercised. The Company estimates the expected life of the option term based on the expected tenure of employees and historical experience.
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
Results of Operations
Our results of operations for the years ended December 31, 2012, 2011 and 2010 were significantly affected by the acquisitions that were completed during those years. In each of the last three years, we have acquired three or more companies with historical revenue run rates of over $50 million per year. The acquisitions are included in our financial results from the date of acquisition forward.
Beginning in the fourth quarter of 2011, we started operating in two segments — Services and Integrated Solutions. Accordingly, we are reporting our financial results in aggregate and by segment. Note that our historical financial statements segregated Services and Products and those splits, which were presented prior to segmenting operations, are identical with our new segments.

OVERALL RESULTS (In thousands)	Year ended December 31, 2012		Year ended December 31, 2011		Year ended December 31, 2010
Revenue	$243,520	100%	$190,587	100%	$107,988	100%
Gross Margin	$83,793	34%	$56,637	30%	$31,544	29%
Cost of Operations	$59,189	24%	$41,399	22%	$27,264	25%
Intangible Amortization	$21,411	9%	$13,410	7%	$6,440	6%
Non-Operating (Expense) Income	$(2,264)	(1)%	$(1,075)	(1)%	$20,880	19%
Revenue
Revenue increased by $53 million or 28%, in 2012 from 2011, as a result of the 2012 acquisitions, the full-year impact of 2011 acquisitions and organic growth. The 2012 acquisitions added $19 million of revenue and the full-year impact of the 2011 acquisitions added $24 million of revenue. Organic revenue, addressed in more detail in the segment discussion below, increased $10 million or 5% on a net basis including the reduction in our Services segment related to the Air Force services, a contract reassignment of $14 million and the absence of the Integrated Solutions production contract of $6 million from 2011. Absent these three items, our organic growth was $30 million or 16%. We expect our organic growth rate to continue in the double digits for 2013. The combination of Poole, specifically the contract Poole won in March of 2012 and its related growth, the introduction of Project G software revenue, and the full-year impact of the Sensage acquisition in addition to growth on our other programs are expected to drive our revenue in 2013.
We anticipate that revenue will continue to grow in 2013 both organically and through acquisitions. As we expect to complete an unknown number of acquisitions, we are unable to predict our 2013 revenue. While we are unable to predict revenue in 2013 including acquisitions, we do expect our revenue to grow at least 20% from 2012 levels without acquisitions. Due to its early-stage implementation, we are unable to give a reasonable projection of revenue to be generated from Project G.
Revenue increased by approximately $83 million between 2010 and 2011 as a result of the additions of JKA, FASI, and FLD in 2011 which contributed $34 million, the full year impact of Everest, Sycamore, IIT, and TAGG, all acquired in 2010, which contributed a net $36 million more revenue in 2011 than in 2010, our large production contract which contributed $6 million and the overall growth of the Services business, which contributed $12 million in 2011 offset in part by a decrease in our Integrated Solutions of $5 million. Our Services revenue grew due to increased headcount as we continued to expand our positions within certain contracts and new contract wins. Integrated Solutions revenue declined due to a combination of several large orders in 2010 that were not replaced in 2011 and the government budget environment in 2011, that created uncertainty with many of our customers regarding available funding. Accordingly, they purchased materially less product during 2011.

Gross Margin
Gross margins grew both in total dollars as well as a percentage of revenue from 2011 to 2012 due to the revenue expansion and the greater percentage of revenue from our Integrated Solutions segment which has significantly higher profit margins than our Services segment. We expect a mix of margin pressures in 2013 including downward pressure from the Poole acquisition revenue growth due to an increased reliance on subcontractors. We expect these margin pressures to be partially offset by the revenue growth in our higher margin software revenue through both Project G and Sensage. As we don't yet know how quickly the market will accept Project G, we are unable to give a better range for gross margins in 2013.
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
Cost of Operations
Cost of operations increased slightly as a percentage of revenue in 2012 from 2011 due to increased marketing, bid and proposal and research and development costs. Overall, cost of operations as a percentage of revenue have decreased in other areas since our inception due to revenue growth, company structure, and economies of scale. The growth in revenue both organically and through acquisition has significantly exceeded the growth in overhead and general and administrative costs. We anticipate that trend to continue. The second main factor is the design of our corporate structure. The Company, since its inception, has been built for scalability and to operate at a much larger revenue base than it is currently operating. The organizational infrastructure, executives, and managerial staff were put in place very early in the formation of the Company to create an environment that would facilitate growth. Accordingly, the costs of that infrastructure weighed more heavily as a percentage of sales in our prior years. During 2012 we increased both our bid and proposal and research and development expense which directly impacts our corporate expense and was the main driver for increased corporate costs as a percentage of revenue and in total dollars. Beginning in the fourth quarter of 2012, our corporate expenses, related to sales and marketing, began to increase with the acquisition of Sensage. We expect those costs to increase in 2013 as we augment the sales staff with the general release of our commercial software product.
Another significant component of our operating expense is stock compensation. All employees in the Company have stock options and some have restricted stock grants. We have seen a significant increase in the costs associated with these equity grants with costs of $1,920,000, $2,829,000, and $3,024,000 for the twelve months ended December 31, 2010, 2011 and 2012, respectively. The Company utilizes an accelerated method of recognizing expense, acceptable under US GAAP, which expenses equity grants more quickly than the traditional straight-line expensing. The majority of the equity compensation expense in 2011 and 2012 has been due to acquisitions. We believe that it is important that all employees have an equity stake in our Company and expect to continue issuing equity to new employees. We expect that overall equity compensation expense should decrease as a percentage of revenue without any new acquisitions.
Intangible Amortization
Intangible amortization increased again in 2012 as a result of the full-year impact of FLD and the new acquisitions in 2012. We expect intangible amortization will be approximately $24 million in 2013, assuming no additional acquisitions, but decline in the subsequent years as the FLD intangibles, among others, will be fully amortized by the end of 2013. Intangible amortization for 2014 would be $11 million without any further acquisitions.
Non-Operating Income (Expense)
The majority of the 2012 non-operating expense is interest expense associated with borrowings related to our acquisitions. Interest expense totaled $2.3 million in 2012. The increase in interest expense from 2011 was due to the larger amounts of debt outstanding in 2012.
The 2011 non-operating expense primarily consisted of interest expense related to the 2011 borrowings related to acquisitions of $907,000.
The 2010 non-operating income was comprised of three main components: (1) a gain recognized from the reduction of the TAGG earn-out, (2) a gain from the clawback of purchase price from the LEDS acquisition (described below), and (3) offsetting interest expense related to the debt incurred from the TAGG and IIT acquisitions.
We originally recorded the estimated equity earn-out expected to be paid to the TAGG owners at the time of acquisition based on TAGG’s forecast and operating results at that time. The earn-out was based on actual revenue and gross margin for the two years ended December 31, 2011. During 2010, we updated and revised our forecast of TAGG’s expected performance and adjusted our anticipated earn-out accordingly. By December 31, 2010, we determined that it was unlikely that TAGG would meet the minimum performance threshold for achieving any earn-out. As a result, we recognized $21.95 million in income from the write-down of the earn-out in 2010.
The LEDS purchase agreement contained a clawback provision that allowed us to recover certain monies paid for the acquisition of LEDS if certain identified employees did not stay with the Company for a specified amount of time. Under that agreement, the Company recognized $600,000 of income from LEDS employee departures in 2010.
During 2010, the Company incurred interest expense related to notes payable associated with the purchases of TAGG and IIT. This interest was composed of the interest on the term debt and credit line with Bank of America and the subordinated debt with TAGG and certain shareholders of the Company. The aggregate amount of interest expense recognized from these instruments was $1.66 million.

SERVICES SEGMENT RESULTS (In thousands)	Year ended December 31, 2012		Year ended December 31, 2011		Year ended December 31, 2010
Revenue	$171,776	100%	$159,748	100%	$95,665	100%
Gross Margin	$46,414	27%	$44,405	28%	$26,353	28%
Intangible Amortization	$11,608	7%	$9,581	6%	$6,440	7%
Revenue
Services revenue increased by approximately $12 million in 2012 from 2011 from a combination of acquisitions, primarily the Poole acquisition, and internal growth, offset in part by the decrease in our Air Force services business and the reassignment of a contract by the U.S. Government. Acquisitions, both the 2012 acquisitions post-closing and the impact of 2011 acquisitions for a full year, contributed approximately $21 million of additional Services revenue in 2012. The 2012 revenue decrease attributable to our Air Force services work and the contract reassignment totaled approximately $14 million. Our 2012 organic growth was approximately 4% after excluding the offsets of the Air Force and contract reassignment. We continue to see significant demand for our services and expect our Services segment organic revenue growth rate to climb to the mid-teens during 2013. We expect that this growth will be driven in large part by the new contract that Poole was awarded in May 2012.
Services revenue increased by approximately $64 million in 2011 from 2010 from a combination of 2011 acquisitions that added $18 million of revenue, 2010 acquisitions that added a net $36 million of revenue, and organic growth that added approximately $10 million of revenue
Gross Margin
Services gross margins increased in dollars and slightly decreased as a percentage of revenue during 2012 as compared to 2011. The increase in revenue drove the increased gross margin dollars. The decreased gross margin profit percentage was due to the acquisition of Poole and a resulting increased reliance on low margin subcontract revenue in the fourth quarter of 2012. We anticipate that Services gross margin will exhibit a similar pattern in 2013 with gross margin contribution increasing but that we expect gross margin as a percentage of revenue will decrease to 25% - 26% of revenue.
Services gross margins increased in dollars but remained consistent as a percentage of sales from 2010 to 2011. The increase in dollars is due to the increased revenue as previously discussed.
Intangible Amortization
Services intangible amortization expense increased by $2.0 million during 2012, primarily due to the acquisition of Poole and the full year impacts of the 2011 acquisitions. Absent any new service acquisitions, we expect intangible amortization to be slightly less in 2013 as the full year impact of the Poole acquisition will be offset by the completed amortization of certain assets from earlier acquisitions.

INTEGRATED SOLUTIONS SEGMENT RESULTS (In thousands)	Year ended December 31, 2012		Year ended December 31, 2011		Year ended December 31, 2010
Revenue	$71,744	100%	$30,839	100%	$12,323	100%
Gross Margin	$37,379	52%	$12,232	40%	$5,191	42%
Intangible Amortization	$9,803	14%	$3,829	12%	$—	—

Revenue
Integrated Solutions revenue increased by $41 million or 133% from 2011 to 2012, primarily from the full-year impact of the 2011 FLD acquisition, the addition of Sensage in October 2012 and the organic growth of the business. The pro forma revenue for FLD's 2011 activity prior to acquisition was $17 million. Our 2012 Integrated Solutions acquisitions added approximately $3 million of revenue for 2012. The remaining $21 million represents the organic growth of the segment, which was largely fueled by the expansion of our air services and the growth of our hard products business, offset in part by the absence of the large $6 million production contract we delivered in 2011. We expect that 2013 growth of this segment will be driven in large part by the release and acceptance of our Project G software and related revenue combined with the full-year impact of Sensage in 2013.
Integrated Solutions revenue increased by approximately $18.5 million between 2010 and 2011 primarily as a result of the addition of FLD, accounting for $15 million in additional revenue, a large production contract, which contributed $6 million in additional revenue, offset by a decline in our products revenue of $5 million. The large production contract was the first large order for our surface mount technology lab. We have not received any similar orders as we look towards 2013, but we do have a sustaining amount of smaller orders within the segment. Product revenue declined in 2011 due to a combination of several large orders in 2010 that were not replaced in 2011 and the government budget environment in 2011 that created uncertainty with many of our customers regarding their available funding. Accordingly, they bought considerably less product during 2011.
Gross Margin
Integrated Solutions gross margins increased both in dollars and as a percentage of revenue in 2012. The growth in revenue combined with the high margin software revenue and a full year of operations from our air services business combined to improve gross margin. We expect that margins will continue to improve in both dollars and as a percentage of revenue in 2013 as we increase the percentage of revenue derived from software licenses and support both from Sensage and from Project G.
Integrated Solutions gross margin increased in dollars by decreased slightly as a percentage of revenue in 2011 and 2010. The decrease in gross margin percentage is primarily due to the initial delivery of the large production contract and a reserve taken against certain inventory items as the market did not develop as expected. Our first deliveries of any type of product result generally in lower margin than subsequent runs due to economies of scale and experience gained in the production process. In 2011 the addition of FLD offset some of the lower margins described above. Total gross margin dollars increased in 2011 due to the increased revenue partially offset by the lower margin percentage.
Intangible Amortization
Prior to 2012, the only intangible amortization in the Integrated Solutions segment related to the FLD acquisition. With the addition of Sensage we expect intangible amortization to grow in 2013 to $11.2 million, without any new acquisitions. This amount will drop to $2.3 million in 2014, without any new acquisitions, as the FLD intangibles will be fully amortized in 2013.

Liquidity and Capital Resources

At December 31, 2012, we had approximately $5.6 million in cash and cash equivalents. We experienced several significant cash events during 2012, including a secondary equity offering, multiple acquisitions, entering into new senior debt agreements, and stock repurchases.

Cash from Operations

Operations provided approximately $14.0 million in cash during 2012. This amount primarily consisted of net income plus non-cash adjustments for depreciation, amortization and stock compensation partially offset by cash used for increased working capital needs. Accounts receivable increased by $6.8 million due to revenue growth and some changes in payment terms on a large contract. As we continue to grow, our working capital needs are expected to increase accordingly, particularly with respect to accounts receivable. Our need for additional working capital will be determined by our method and volume of growth. Growing through self-performed labor will require more working capital than growing using subcontractors, but we expect self-performed labor will be a more profitable alternative than using subcontractors. The main difference for cash flow is that employees are generally paid within two weeks of incurring costs, whereas subcontractors are generally paid within 30 days of receiving an invoice.

We had a number of non-cash adjustments to our net income in 2012 including intangible amortization, stock compensation expense and an increase in depreciation from the full year impact of the FLD acquisition and the relocation of our headquarters facility in May 2012. Intangible amortization was approximately $21.4 million in 2012 and is expected to increase in 2013 due to the full year impact of our 2012 acquisitions, less any reduction in earlier year acquisition amortization. We expect the intangible amortization, without any additional acquisitions, to be approximately $24 million in 2013. We believe that all employees should have an ownership stake in the Company. Accordingly, we grant all new employees, whether new hires or employees acquired via acquisition, options in the company. Our significant growth, both organically and through acquisition, has increased our stock compensation expense to $3.0 million in 2012. We use an accelerated method of expensing stock options such that most of the expense is recorded during the first year of the options. Depreciation expense for 2012 was $4.4 million. The combination of these transactions and other significantly less material non-cash adjustments to net income brought our net income after non-cash adjustments to $29.8 million for 2012.

We carry an inventory balance that is normally approximately $7 - 8 million. The inventory balance may increase or decrease significantly in any period based on sales, orders and breadth of product lines. We do not carry significant quantities of specific products, rather we build products based on specific orders and at production runs that enable us to gain economies of scale. Our inventory carrying balance is reflective of our incurred cost and not expected sales prices or revenue to be derived from sales. It is our intention to continue this inventory management practice in 2013.

Investing and Financing

During 2012, we spent approximately $155 million in cash and equity consideration to complete four acquisitions. This cash was ultimately supplied by our secondary equity offering or our revolving credit facility that was established in October 2012. We expect our property and equipment purchases to increase in 2013 as we expand our aircraft operations. We have historically completed 3-4 acquisitions each year. Depending on the size and timing of future acquisitions, we may use additional proceeds under our existing debt facility, as well as additional debt or possibly equity offering proceeds, to complete such acquisitions. Additionally, during 2012, we entered into several new leases where cash was used for certain leasehold improvements of which the landlords agreed to fund under the leases.

Credit Facility

During 2012, we retired our existing credit facility with a trio of banks led by Bank of America, and entered into a new facility with five banks led by RBC. The prior facility was paid off with the proceeds from our secondary offering in September 2012. The new facility was entered into in October 2012 in conjunction with the Poole acquisition and amended in November 2012. The facility includes a $70 million five-year term note and a $50 million revolver. The credit agreement associated with the facility has a term of five years, and includes an uncommitted accordion facility, permitting us to obtain up to an additional $35 million, subject to certain conditions.
The borrowing availability under this facility is based on out 'Total Leverage Ratio' (as defined in the credit agreement), which is a relationship between 'Funded Indebtedness' to EBITDA (each as defined in the credit agreement). When drawing funds on this facility, we have the option of choosing between a 'Euro Rate Loan' which is based on the British Banker Association LIBOR or a 'Base Rate Loan' which is based on the higher of (a) the Federal Funds Rate plus 1/2 of 1.0%, (b) the Prime Rate, or (c) The Eurodollar Rate plus 1.0%. If we select the 'Euro Rate Loan' the actual 'applicable rate' would be 200 to 275 basis points above the stated rate depending on where we fall on our most recent quarterly calculation of our 'Total Leverage Ratio'. If we select the 'Base Rate Loan' the actual 'applicable rate' would be 100 to 175 basis points above the stated rate depending on where we fall on our most recent quarterly calculation of our 'Total Leverage Ratio'. We are able to lock in a Euro Rate Loan for periods of up to six months. We also pay a Commitment Fee on our undrawn revolver ranging from 25 to 50 basis points, depending on our 'Total Leverage Ratio'. At December 31, 2012, we have $68.7 million outstanding under the term note and $21 million outstanding under the revolver.
Outlook

We expect that our 2013 cash flow from operations will be positive. As discussed above, the manner in which we staff our contracts will impact the degree of working capital investment required to fuel our growth. Included in our net income are several significant non-cash transactions that would be add-backs to net income when calculating our cash flow from operations including stock compensation expense, amortization of intangibles and depreciation of fixed assets. We expect that the dollar value of those expenses to continue to be in the $30 - $32 million dollar range without any additional acquisitions during 2013. Our overall expectation is that Adjusted EBITDA will be approximately 12-14% of our 2013 revenue. See discussion of Adjusted EBITDA in Item 6 of this Form 10-K.

We have increased the size of our available financing under the new debt facility in anticipation of acquiring new companies that are a strategic fit and enhance our corporate platform. It is our goal to include an equity component in our acquisitions (20% is our normal target equity component of total purchase price) and the amount of equity we include in any 2013 acquisitions will impact our available cash and credit. The pace and size of any acquisitions will determine how much, if any, of our available credit facility we utilize during the year.

We intend to invest in several potential growth areas in 2013 that may require us to expend more research and development dollars than we have historically. While we have factored those expenses into our Adjusted EBITDA expectations above, these expenses may not be incurred evenly throughout the year. Additionally, the timing of the general availability of our Project G software will impact research and development expense as costs incurred prior to general availability are being capitalized but will be expensed after release.

After we went public in 2010, employees and investors began to exercise their options and warrants. Some of these exercises were done cashlessly but other exercises were done by paying cash for their shares. We are unable to forecast what the employee and investor activity will be in 2013 with regard to these instruments. The total potential value of these instruments, if all exercised for cash, would be approximately $31 million.

Contractual Obligations and Commitments

	Total	Less than one year	1 – 3 years	3 – 5 years	More than 5 years
	(In thousands)
Facilities/Office space	$41,035	$5,154	$10,196	$9,521	$16,164
Office equipment	78	44	34	—	—
Total Operating Leases	$41,113	$5,198	$10,230	$9,521	$16,164
Debt	89,688	5,688	14,000	70,000	—
Total Contractual Obligations	$130,801	$10,886	$24,230	$79,521	$16,164
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rates

We do not maintain an investment portfolio that would expose us to interest rate risk associated with fixed income securities. Nor do we participate in any fixed-rate debt instruments that would require us to hedge interest rate risks with offsetting interest rate swaps. The interest rates on our debt are affected by changes in market interest rates. All outstanding balances under our Term Loan, and any amounts that may be borrowed under our Revolving Facility, are subject to interest rate fluctuations. We do not anticipate a significant change in our borrowing rates in 2013 and a hypothetical 10% change in rates would have no material impact on our Financial Statements.

Debt

We have a $120 million credit facility with a group of banks led by Royal Bank of Canada that allows us to choose interest rates from one month up to six months. We may also choose an interest rate based on RBC's prime rate, which can vary, sometimes daily. The outstanding principle balance under this facility at December 31, 2012 was $89.7 million, consisting of $68.7 million in a term note and $21 million on a revolver. The credit agreement associated with the facility has a term of five years, and includes an uncommitted accordion facility, permitting us to obtain up to an additional $35 million, subject to certain conditions.

The borrowing availability under this facility is based on our 'Total Leverage Ratio' (as defined in the credit agreement), which is a relationship between 'Funded Indebtedness' to EBITDA (each as defined in the credit agreement). When drawing funds on this facility, we have the option of choosing between a 'Euro Rate Loan' which is based on the British Bankers Association LIBOR or a 'Base Rate Loan' which is based on the higher of (a) the Federal Funds Rate plus ½ of 1.0%, (b) the Prime Rate, or (c) The Eurodollar Rate plus 1.0%. If we select the 'Euro Rate Loan' the actual 'applicable rate' would be 200 to 275 basis points above the stated rate depending on where we fall on our most recent quarterly calculation of our 'Total Leverage Ratio'. If we select the 'Base Rate Loan' the actual 'applicable rate' would be 100 to 175 basis points above the stated rate depending on where we fall on our most recent quarterly calculation of our 'Total Leverage Ratio'. We are able to lock in a Euro Rate Loan for periods of up to six months. We also pay a Commitment Fee on our undrawn revolver ranging from 25 to 50 basis points, depending on our Total Leverage Ratio.

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

Disclosure Controls and Procedures

Based on management's evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

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

Management assessed our internal control over financial reporting as of December 31, 2012, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment excluded the internal control over financial reporting of Poole & Associates, Inc. acquired on October 1, 2012 and Sensage, Inc. acquired on October 12, 2012. The total acquired net assets, exclusive of good will and intangible assets, based on the purchase price allocation, is approximately 4% of the Company's consolidated total assets. The acquisitions accounted for approximately 7% of consolidated revenue for 2012.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year. We reviewed the results of management's assessment with the audit committee of our board of directors.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Grant Thornton LLP, our independent registered public accounting firm, who also audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their reports which appear with our accompanying consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
Our executive officers and directors, and their respective ages and positions, are set forth below.

Name	Age	Position
Leonard E. Moodispaw	70	President; Chief Executive Officer and Chairman of the Board of Directors
John E. Krobath	45	Chief Financial Officer
Mark A. Willard	53	Chief Impact Officer
Kimberly J. DeChello	51	Chief Administrative Officer and Secretary
Edwin M. Jaehne	60	Chief Strategy Officer
William I. Campbell	68	Director
Pierre A. Chao	46	Director
John G. Hannon	75	Director
Kenneth A. Minihan	69	Director
Arthur L. Money	73	Director
Caroline S. Pisano	46	Director
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
From 1965 to 1978, Mr. Moodispaw was a senior manager in the National Security Agency (NSA) and later engaged in the private practice of law. Mr. Moodispaw is the founder of the Security Affairs Support Association (now known as INSA) that brings government and industry together to solve problems of mutual interest. He serves on proxy boards for KLAS, LTD and Segovia Inc. He also served as the chairman of the proxy board of the VT US, a subsidiary of Babcock, a public U.K. company through December 2012.
Mr. Moodispaw earned a Bachelor of Science degree in Business Administration from the American University in Washington, D.C., a Master of Science degree in Business Administration from George Washington University in Washington, D.C., and a Juris Doctorate degree in Law from the University of Baltimore.
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
John Krobath has served as the Chief Financial Officer of KEYW since joining in May 2009. Mr. Krobath is responsible for all accounting and finance activities of a government contracting company, DCAA cost structures and compliance, contracts, treasury management, and budgeting. Prior to joining KEYW, he was the Chief Financial Officer and/or Controller for Horne International from September 2005 to May 2009. During Mr. Krobath's tenure , Horne International was a publicly traded government contracting company consisting of four diverse international operating companies and one holding company. From 1993 to 2004, Mr. Krobath held financial positions of increasing responsibility, including positions as Finance Manager, Controller, Manager of Business Operations, and Director of Financial Operations, at several companies. He supported several defense contractors during that time including ITT Industries and Kratos Defense and Security Solutions. Mr. Krobath holds a Bachelor of Science degree in Business Administration in Accounting from James Madison University in Harrisonburg, VA and a Master of Science degree in Business Administration in Finance from George Mason University in Fairfax, VA. He enjoys sports and the outdoors. He believes that preparation is the key to opportunity.
Mark Willard has served as the Chief Impact Officer of KEYW since its founding in August of 2008. In this position, he has played a key role in developing a strong operations team. In his current role he is responsible for ensuring that the goals for revenue and profit are met and assists the CEO in formulating current and long-range plans, objectives and policies. He provides leadership to senior management related to organization, business development and financial management and ensures a clarity of objectives and focus for senior managers and operations personnel. He has over 30 years of multi disciplined management experience related to systems development, operation and life cycle support. Mr. Willard has played a key role in building an engineering capability from the ground up at four companies focused on supporting the Intelligence Community. After eight years of military service he joined ManTech and served as the Vice President of Columbia, MD Operations, responsible for building the company from 30 to over 300 personnel providing engineering services to the National Security Agency. He transitioned to Windermere in 1998. As one of Windermere’s first employees, he helped build a well established engineering development and systems integration company. Windermere was acquired by Essex Corporation in 2005 and Mr. Willard remained at the company and served as the Vice President of the Engineering & Technology Sector. When Essex Corporation was acquired by Northrop Grumman, Mr. Willard continued to build the Engineering & Technology Sector and was responsible for over 400 personnel providing services to the major Intelligence Community agencies, as well as special military. Mr. Willard served at Northrop Grumman in this capacity until his employment with KEYW in 2008. Mr. Willard has a Bachelor of Science degree in Management Sciences and has completed coursework toward a Master of Science degree in Technology Management at the University of Maryland. He proudly raised 3 daughters on lessons learned from Seinfeld episodes, and is looking forward to opening our first warm climate ocean-front office someday.
Kim DeChello has served as the Chief Administrative Officer and Secretary of KEYW since its founding in 2008. Ms. DeChello is responsible for corporate administration, human resources, recruiting, stock administration and assists with mergers and acquisitions and ethics and compliance. She is responsible for developing company policies that comply with regulations and that reflect management philosophy and culture. She participates with the CEO and other executives in formulating current and long-range plans, objectives and policies. As Corporate Secretary she has a wide range of responsibilities including administration of critical corporate matters. Prior to this, she was the Chief Administrative Officer at Essex Corporation, which she joined in May 1987. At Essex she served in various administrative and management capacities. She was appointed Vice President in December 2003, appointed Corporate Secretary in January 1998 and Chief Administrative Officer in November 1997. She served in these positions at Essex through July 2008, until her employment with KEYW in 2008. Ms. DeChello received a Master of Science degree in Human Resources Management in 2000 from the University of Maryland. Ms. DeChello also holds an Associate of Arts degree in Accounting, and a Bachelor of Science degree in Criminal Justice/Criminology from the University of Maryland. She enjoys dancing and bird watching.
Ed Jaehne joined KEYW in June 2009 as the Chief Strategy Officer. As Chief Strategy Officer, Mr. Jaehne is focused on innovation and the strategic growth of KEYW, expanding on existing technology and capabilities, and in communicating KEYW’s strategy, capabilities, and value to all stakeholders. He has served as KEYW’s Investor Relations Officer, working closely with the CEO and CFO to ensure effective communications with the investment community. Most recently, he is leading the launch of Project G, focused on delivering a next generation of cybersecurity and awareness platform to commercial and critical infrastructure enterprises. This platform builds on technology and techniques used by KEYW in protecting some of the most sensitive networks in the world. Prior to joining KEYW, Mr. Jaehne served as Vice President and Chief Strategy Officer at Essex Corporation, from 2003 to 2009. He is a veteran entrepreneur with over 20 years of international experience as an executive of cybersecurity companies. He is experienced in creating rapid growth companies as well as in the strategic acquisition and merger of companies to form strong solutions focused companies in both the communications and government markets. From 2000 until 2003, he operated a consulting sole proprietorship providing services to clients, including Essex. From 1996 until 2000 he served as either President or Chief Operating Officer of several cybersecurity technology companies, where he led several successful mergers and acquisitions. He started his first company, Jaehne Associates, LTD (a cybersecurity consultancy), in 1983, which he sold in 1988 to ManTech International, Inc. From 1988 until 1996, he served as President of ManTech Strategic Associates, Ltd. In 1975, he earned two Bachelor of Arts degrees (Physics and Russian) from the University of Utah. Mr. Jaehne continued at the University of Utah to earn a Master of Arts degree in Physics in 1976. In 1977, he earned a Master of Arts degree in History and Philosophy of Science at the University of Toronto. He enjoys renovating houses and challenging bulging bureaucracies wherever he finds them, and exposing the folly and foibles of lemming leadership.

Bill Campbell has been a director at KEYW since July 16, 2009. Mr. Campbell is currently a Senior Advisor to the Chairman for JPMorgan Chase & Co. where he was most recently Chairman of Chase Card Services, the nation’s second largest credit card organization. From 2005 to 2007 he served as Chairman of Visa International, leading the organization to its IPO in 2008, the largest in U.S. history. With an extensive consumer products and financial services management background, Mr. Campbell also serves as President of Sanoch Management, a consulting and investment firm for financial companies, start-ups, and venture capital firms. Prior to his executive roles at JPMorgan Chase and its predecessors, and the formation of Sanoch Management, Mr. Campbell oversaw Citigroup’s Global Consumer Business, including global branch banking and credit cards. He became Chief Executive Officer of Global Citibank in 1996 and Chief Executive Officer of Citigroup’s Global Consumer Business a year later. Before joining Citicorp in 1995, Mr. Campbell spent 28 years at Philip Morris, including five years as Chief Executive Officer of Philip Morris USA. He began his career in Canada in brand management in 1967 and eventually served as President of the Asian region for Philip Morris, EVP of Marketing and Sales for Philip Morris USA, and EVP of Strategic Planning for Philip Morris Companies. He currently serves as a director to the following privately held companies: BTI Systems, Inc., First Beverage Group, Focus Financial Partners LLC, LeadDog Marketing Group and Syncapse. Mr. Campbell earned a Bachelor’s degree in Economics from the University of Alberta in 1965 and a Master’s degree in Business Administration from the University of Western Ontario in 1967.
Mr. Campbell’s business experiences in a diverse group of major public companies, including service as the CEO of Philip Morris USA and in numerous executive positions in the financial services industry, gives our board of directors a perspective on national and global economic developments and valued experience in the operations of large organizations.
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
Mr. Chao brings over 25 years of management consulting, investment banking and policy expertise in the aerospace/defense industry. Mr. Chao earned dual Bachelor of Science degrees in Political Science and Management Science from the Massachusetts Institute of Technology. He is a holder of the right to use the Chartered Financial Analyst designation.
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
Mr. Hannon’s significant institutional knowledge of the Company provides valuable insight to our board of directors. His prior managerial experience and military service brings an enhanced understanding of government contract focused business to board deliberations.
Ken Minihan (Lt. General (Ret) USAF) has been a director at KEYW since August 22, 2008. Lt. General Minihan is a Managing Director of Paladin Capital Group and is focused on the development and implementation of new investment opportunities for Paladin’s Homeland Security Fund. Prior to joining Paladin, Lt. General Minihan was the 14th Director of the National Security Agency (NSA)/Central Security Service. While at the NSA, he was instrumental in the definition and implementation of the National Information Assurance Program. During his military service, Lt. General Minihan developed extensive experience in making new technologies operational and implementing leading edge services and products in a competitive environment where lives were often at risk. During the last twenty years of the Cold War and the transition to the Information Age, he was instrumental in the definition and selection of technology solutions to solve many difficult national security information needs. Throughout that time, Lt. General Minihan helped set the performance standards for information enterprise operations. Lt. General Minihan is a past Chairman and President of the Security Affairs Support Association (now known as INSA), which focuses on shared government and industry national intelligence and technology challenges. He also is a member of the Air Force Association, the National Military Intelligence Association and other national organizations. He has substantial experience in capital raising, enterprise operations, business development and business readiness assurance. He devotes considerable attention to and consults on national security affairs. Lt. General Minihan has a Bachelor of Arts degree from Florida State University, a Master of Arts degree from the Naval Postgraduate School, and has completed executive development programs at the University of Illinois and Harvard University. Among his awards and decorations are the National Security Medal, the Defense Distinguished Service Medal, the Bronze Star, the National Intelligence Distinguished Service Medal, and the Legion of Merit. He serves as a Director on the following boards: BAE Systems, Inc., ManTech International Corporation, Lucent Government Solutions, Lexis Nexis Special Services, American Government Solutions and CGI Federal.
Lt. General Minihan’s depth of knowledge from his military service and as a director of the NSA brings valuable expertise to our board of directors. Further, his business experience with Paladin Capital Group brings industry expertise to our board that is compounded by his public sector service.
Art Money has been a director at KEYW since August 22, 2008. Previously, he served as a Director of Essex Corporation from January 2003 to January 2007. He is currently consulting, specializing in command, control, and communications, intelligence, signal processing, and information processing. Mr. Money served as the Assistant Secretary of Defense for Command, Control, Communication and Intelligence (C3I) from October 1999 to April 2001. Prior to his Senate confirmation in that role, he was the Senior Civilian Official, Office of the Assistant Secretary of Defense for C3I from February 1998. Mr. Money also served as the Chief Information Officer for the Department of Defense from 1998 to 2001. From 1996 to 1998, he served as Assistant Secretary of the Air Force for Research, Development and Acquisition, and as CIO for the Air Force. He has received distinguished public service awards from the U.S. Department of Defense (Bronze Palm), the U.S. Air Force, and the U.S. Navy. Prior to his government service, Mr. Money held senior management positions (including President from 1989 to 1995) with ESL Inc., a subsidiary of TRW, and the TRW Avionics and Surveillance Group. Mr. Money serves on numerous United States Government panels, boards and commissions. He currently serves on the board of Electronic Warfare Associates, Inc., NovoDynamics, Inc., and Eagle Ray, Inc. Mr. Money received a Bachelor of Science degree in Mechanical Engineering from San Jose State University in 1965, a Master of Science degree in Mechanical Engineering from University of Santa Clara in 1970 and attended the Harvard Executive Security Program in 1985 and the Program for Senior Executives at the Massachusetts Institute of Technology in 1988.
Mr. Money’s service in the intelligence sector and on the boards of numerous public companies and with sophisticated advisory groups, combined with his prior management experience in the private sector, brings a breadth of knowledge to our board of directors.
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
Ms. Pisano’s significant institutional knowledge of our company’s field of work gives our board of directors valuable insight into our operations. Her prior managerial experience brings insightful business knowledge to bear on our board deliberations.
Section 16(a) Beneficial Ownership Reporting Compliance
Based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under the Exchange Act during its most recent fiscal year and Forms 5 with respect to its most recent fiscal year, the Company believes that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the respective reporting persons during the fiscal year ended December 31, 2012, except that Mr. Hannon filed a Form 4 relating to three transactions seventeen days late.
Code of Ethics
KEYW has adopted a code of business conduct and ethics applicable to all of our officers including our CEO and CFO, directors, and employees. A copy of that code is available on our corporate website at www.keywcorp.com. The policies and procedures address a wide array of professional conduct, including, but not limited to:

Conduct	Political Contributions, Activities and Public Positions
Public Disclosure	Government Officials and Company Personnel
Legal Compliance	Payments to Employees of Customers or Suppliers
Government Business	Conflict of Interest
Company Records and Accounts	Compliance with Tax and Currency Laws
Insider Trading	Import and Export
Vigilant Reporting	Time Recording
Indoctrination	Reporting of Violations
Any person may receive a copy of this Code of Ethics at no charge by contacting the Company’s Chief Administrative Officer via mail, email to corporatesecretary@keywcorp.com or by phone at 443-733-1600.
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
Audit Committee
The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our audit committee is comprised of Caroline Pisano, Art Money, and John Hannon. Ms. Pisano is the chairperson of our audit committee.
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
Board Composition
The biographical information presented above discusses the specific experience, qualifications, attributes and skills contributing to our conclusion that each director should serve as a member of our board of directors. Our goal in selecting board members is to compose leadership that has a broad base of knowledge and experience targeted to our business and industry, which allows our board to engage in forthright discussion about our strategies, risks and plans as a company. Board members who have an investment stake in our company have interests that are aligned with our company’s desire to grow and prosper. We believe that each board member has demonstrated business acumen and an ability to exercise sound and ethical judgment, as well as a commitment of service to our company and to our board of directors during the period leading up to this filing. Finally, we value their significant experience on other public company boards of directors and board committees, in government agencies, and in private companies, which when aggregated as a full board we feel provides the level of expertise necessary in directing our company.
Board Committees
Our board of directors has established an audit committee, a compensation committee, an ethics committee, and a nominating and corporate governance committee, with each committee having the composition and responsibilities described below. The members of each committee are appointed by our board of directors. The CEO is an ex-officio member of all standing committees per the Company's bylaws. Copies of the charters of each of the audit committee, compensation committee, and nominating and corporate governance committee setting forth the responsibilities of the committees are available on our website at www.keywcorp.com. We periodically review and revise the committee charters.
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

•
Determining the appointment, compensation, retention and oversight of our independent registered public accounting firm; evaluating the qualifications, performance and independence of our independent registered public accounting firm, and approving the audit and non-audit services to be performed by our independent registered public accounting firm;

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
Compensation Discussion and Analysis
Introduction
The following discussion provides an overview and analysis of the compensation programs applicable to each person that served as our principal executive officer or principal financial officer during 2012 and our three other most highly compensated executive officers for 2012 (referred to herein as our Named Executive Officers, or NEOs), and certain executive compensation 2011 and 2012 policies. This section also explains our general compensation philosophy and objectives and how we made compensation decisions for our NEOs for 2012. Our NEOs in 2012 were:

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
Change of Control and Severance Benefits
We have change-of-control and severance provisions in the employment agreements in place for some of our NEOs. For a further discussion of the change-of-control and severance provisions applicable to our NEOs see “Employment Agreements” and “Potential Payments upon Termination or a Change of Control” below.

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
Role of Management.  Our Chief Executive Officer participates in meetings of our compensation committee upon the request of its members and in meetings of our board of directors as a member of the board and makes recommendations to the compensation committee and board of directors with respect to base salary, the setting of performance targets, the amounts of any short-term and long-term incentive compensation and equity awards for our executive officers. The compensation committee also works with our Chief Financial Officer and Chief Administrative Officer in evaluating the financial, accounting, tax and retention implications of our various compensation programs. Neither Mr. Moodispaw nor any of our other NEOs participate in deliberations relating to his or her own compensation.
Assessment of Competitive Practices and Role of Compensation Consultant.  We believe that competitive compensation programs are critical in attracting, retaining and motivating the talent KEYW needs to achieve its stated objectives. In the third quarter of 2009, our board of directors engaged Grant Thornton LLP, “Grant”, to assist the compensation committee in its assessment of the competitiveness of our executive compensation practices. Pursuant to its engagement, Grant completed a benchmarking analysis of total direct compensation for top executives and other key employees and made recommendations to management and the compensation committee regarding executive and key employee compensation. In addition, Grant assisted in the design of a new annual incentive plan and a new long-term incentive plan for KEYW executives and employees commencing in 2011. See “— Components of Executive Compensation” below, for further discussion of our annual incentive and long-term incentive plans. Grant performed its work under the direction and authority of the board of directors and the compensation committee, with input from management.
In May 2011, our board of directors engaged Grant to complete a series of benchmark activities to understand changes to executive and independent director compensation practices since the last study was conducted in 2009 prior to going public.
In August 2012, our board of directors engaged Aon Hewitt, whom we refer to as the "Compensation Consultant", to complete a series of benchmark activities to understand changes to executive and independent compensation practices since the last study was conducted in May 2011. The Compensation Consultant's benchmarking analysis was based on two distinct peer groups (Direct and Indirect Peers) which it developed jointly with executive management. We believe Direct Peers should serve as the primary reference point for evaluating the reasonableness of pay levels while practices should be shaped by a broader index including Indirect Peers.
The first peer group developed by the Compensation Consultant and executive management and examined by the compensation committee consisted of companies that are comparable to KEYW with respect to industry and size as measured by revenues. The compensation committee reviewed companies that provide similar services/products to the Intelligence Community, which we refer to as the Direct Peer Group. The Direct Peer Group was as follows:

•	AeroVironment, Inc.	•	ICF International, Inc.
•	American Science & Engineering, Inc.	•	Mercury Computer Systems, Inc.
•	Dynamics Research Corporation	•	NCI, Inc.
•	GeoEye, Inc.	•	Sourcefire, Inc.
•	Globecomm Systems, Inc.
The second peer group developed by the Compensation Consultant and executive management and examined by the compensation committee consisted of indirect competitors as follows:

•	Astronics Corporation	•	Kratos Defense Security Solutions
•	Booz Allen Hamilton	•	Mantech International Corporation
•	CACI International	•	Symantec Corporation
•	Digitalglobe	•	Verint Systems
•	Ducommun	•	Viasat
•	Flir Systems
The Compensation Consultant also utilized published survey data from the following sources:

•	2012 Western Management Group Government Contractors Compensation Survey

•	2012 Aon Hewitt Executive Total Compensation Report

•	2012 Mercer Benchmark Database - Executive Report

•	2011 Towers Watson Survey Report on Top Management Compensation
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
Components of Executive Compensation
The chart below lists and describes the elements currently included in our executive compensation program and summarizes our purpose in providing each such element. As further described below under “— Annual Incentives,” we did not have an annual incentive program in place for our executives for our 2009 fiscal year. We did include annual cash incentives as a component of our executive compensation program for 2010, 2011 and 2012.

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
Long-Term Incentives
Equity grants provided under our equity incentive plans to all executives and employees. Equity award types provided for include Stock Options and Restricted Stock. Cash-based incentives also may be provided from time to time under our long-term incentive plan.
Align the interests of executives with stockholders, provide for executive ownership of stock, attract, retain and motivate key talent, and reward long-term growth of the business.

Compensation Component	Description		Purpose
Discretionary Awards	One-time awards of cash or equity.		Intended to recognize exceptional contributions to KEYW’s business by individual executives and employees.
Retirement, Health, & Welfare Benefits	Includes benefits such as:		These benefits are part of our broad-based total compensation program, available to all full-time employees of the Company.
	•	Health, dental and vision insurance
	•	Life and disability insurance
	•	Long Term Care
	•	Paid Time Off & Holidays
	•	Company 401(k) contributions
	•	Employee Stock Purchase Plan
Base Salary.  Base salary is intended to provide executives with a base level of regular income for performance of their essential duties and responsibilities. In general, base salaries for our NEOs are initially negotiated with the executive at the time the executive is hired, and reviewed annually by our compensation committee and board of directors, with input from our Chief Executive Officer (other than with respect to himself). In determining base salaries, we consider the executive’s qualifications and experience, salaries of executives in similar positions at comparable companies as described above under “— Determination of Executive Compensation — Assessment of Competitive Practices and Role of Compensation Consultant,” and internal comparisons of the relative compensation paid to members of our executive team.
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
Under the AIP, annual incentive opportunities are established each year as a percentage of each eligible employee’s base salary. For our Chief Executive Officer and other executive officers, performance goals and incentive opportunities are generally recommended by the compensation committee and determined by the board of directors in the first quarter of the fiscal year to which the award relates. For our Chief Executive Officer and other executive officers, annual incentive payments under the AIP are tied to company-wide financial performance targets. In establishing the AIP, the compensation committee and the board of directors assessed that company-wide financial performance targets best gauge the performance of KEYW’s senior management team in growing short- and long-term stockholder value. For 2012, the compensation committee determined to set company-wide financial performance targets for our Chief Executive Officer and other executive officers based on the achievement of a combination of specified target revenue and specified target EBITDA, measured after giving effect to payments to employees under the AIP, which we refer to as the 2012 financial target. In particular, the compensation committee and the board of directors determined to weight achievement of the 2012 financial target 60% on the achievement of target revenue and 40% on the achievement of target EBITDA.
Annual incentive plan payouts for 2012 for our Chief Executive Officer and other executive officers were based on the extent to which actual revenue and EBITDA performance (weighted as described above) met the 2012 financial target, based on a sliding scale of performance. For our NEOs, actual revenue and EBITDA performance were required to achieve a minimum level of 90% of the 2012 financial target for awards to be paid under the AIP. For employees that are not executive officers, actual revenue and EBITDA performance were required to achieve a minimum level of either 80% or 90% of the 2011 financial target (or in the case of non-executive employees for which other performance targets were established, 80% or 90% of such other performance target), depending on the particular employee’s job title and position. For 2012, the Chief Executive Officer’s incentive opportunity ranged from 37.5% to 112.5% of base salary, with a target of 75% of base salary. For each other executive officer, his or her incentive opportunity ranged from 25% of base salary to 75% of base salary, with a target of 50% of base salary.
The following table sets forth the minimum, target and maximum annual incentive payments potentially payable to our Chief Executive Officer and our other executive officers based on the percentage achievement of the 2012 financial target. The table is based on 2012 annual salaries.

	2012 Base Salary	Payment Level/Percentage Achievement of 2012 Financial Target
Name		Minimum/90%	Target/100%	Maximum/110%
Len Moodispaw	$415,002	$155,626	$311,252	$466,877
John Krobath	$250,016	$62,504	$125,008	$187,512
Mark Willard	$300,019	$75,005	$150,010	$225,014
Kim DeChello	$225,014	$56,254	$112,507	$168,761
Ed Jaehne	$210,018	$52,505	$105,009	$157,514
The AIP awards are paid in cash. The amount payable pursuant to each award is determined by the compensation committee based on achievement of the applicable performance targets. Under the AIP, the compensation committee has the discretion to increase or decrease the amount of the payout to an executive officer based on individual performance, provided such payout does not exceed the maximum payout permitted to the executive officer under the AIP. Additionally, the compensation committee may not make a discretionary increase in payment under the AIP to an executive officer subject to the $1,000,000 limit on compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), if the Company is intending to qualify the AIP awards for an exception to the compensation limit for such executive officer under Section 162(m) of the Code.
Our compensation committee determined that for 2012, KEYW achieved actual revenue and EBITDA performance at the maximum payment level under the plan. Therefore, the compensation committee approved the payment of a bonus under the AIP to the CEO and other executive officers at the maximum payment level for each NEO. See also, “— Summary Compensation Table” and “— Grants of Plan Based Awards” herein.
Long-Term Incentives.  We believe that our executives should have a continuing stake in our long-term success. We believe that equity compensation is the best means of aligning the interests of our executives and employees to the interests of our stockholders and of incentivizing our executives and employees to contribute to the long-term growth of stockholder value. We require our executives to hold a significant equity interest in our Company. See also - "Stock Ownership Guidelines" herein.
Under The KEYW Corporation 2008 Stock Incentive Plan (the 2008 Plan), no stock options or restricted stock awards were awarded in 2010. In 2011 and 2012, we awarded stock options and restricted stock awards to our NEOs under The KEYW Holding Corporation 2009 Stock Incentive Plan (the 2009 Plan). See “— Executive Compensation Tabular Disclosures — Grants of Plan-Based Awards Table” for a detailed description of equity awards made to our NEOs from 2010 to 2012 and “Executive Compensation — Equity Incentive Plans” for a detailed description of the 2008 and 2009 Plans.
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
Equity grants are mainly comprised of stock options and restricted stock, based on the board of directors’ and compensation committee’s review of competitive compensation practices conducted in 2009, 2011 and 2012.
These analyses included an analysis of the group of peer companies selected by the Compensation Consultant (as listed above) based on their relevance to our markets, size, and location and other market data to discern broader compensation trends in the market, as described above under “— Determination of Executive Compensation — Assessment of Competitive Practices and Role of Compensation Consultant.” We expect LTIP awards to be made in January or February of each year based on prior year performance.
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
In 2011, the compensation committee approved the increase of individual employee purchase limits under the Company's Employee Stock Purchase Plan ("ESPP") to a maximum of 1,000 shares per quarter, effective January 2012. The ESPP was implemented on January 1, 2010. The ESPP offers a maximum 5,000,000 (five million) shares of our common stock for purchase by employees over the ten year life of the ESPP. Employees are able to purchase shares through accumulated payroll deductions at 85% of the fair market value of the shares based on the closing sales price of the shares on the purchase date, which occurs at the end of each fiscal quarter.
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
Payments were as follows:

NEO	Annual Incentive Plan (AIP) Performance Award	AIP Discretionary Award	Total
Len Moodispaw(1)	$—	$—	$—
John Krobath	18,751	31,259	50,010
Mark Willard	20,626	29,374	50,000
Kim DeChello	15,001	34,999	50,000
Ed Jaehne	15,001	9,999	25,000

(1)
The compensation committee approved a $100,000 bonus payment under the 2011 AIP to Mr. Moodispaw based on his performance and their confidence in him. Mr. Moodispaw declined the bonus payment to show his commitment in improving share value and aligning his interests with the shareholders.

In February 2012, we issued LTIP grants to our NEOs totaling 40,500 restricted stock shares and non-qualified stock options to purchase 121,500 shares with a strike price of $7.41. The restricted stock cliff vests in February 2015 and the options have performance-based vesting based on attainment of financial performance goals: 50% in February 2013, 25% in February 2014 and 25% in February 2015. If performance is not met prior to the first vesting, the options are canceled. The financial performance goal for February 2013 vesting of the stock options was met. Our inclusion of performance based options is evidence that we are focused on vehicles that reward executives based on both short-term performance and growing long-term shareholder value.

In March 2012, we amended some NEO employment agreements to ensure compliance with Section 409A of the Internal Revenue Code as well as to include an evergreen termination date clause. The changes were made in order to more clearly define payment terms for severance payments per Section 409A, as well as extend the current employment agreements that were set to expire in August 2012. The amendments removed long-term fixed contracts and replaced them with short-term evergreen contracts that, unless otherwise terminated, renew on an annual basis for an additional year.

In March 2012, the compensation committee approved an increase to the base salary of one NEO over 2011 base salary as follows:

Name/Title	2011 Base Salary	2012 Base Salary	Percentage Increase
Len Moodispaw President and Chief Executive Officer	$415,002	$415,002	—%
John Krobath Chief Financial Officer	$250,016	$250,016	—%
Mark Willard (1) Chief Impact Officer	$275,018	$300,019	9.09%
Kim DeChello Chief Administrative Officer and Secretary	$225,014	$225,014	—%
Ed Jaehne Chief Strategy Officer	$210,018	$210,018	—%

(1)	Mr. Willard was given a base salary increase due to his increased responsibilities because of the growth of KEYW from acquisitions and organic hiring.

In May 2012, we established a “Stock Ownership Guidelines” Policy to align the financial interests of KEYW executives and Board members with those of our shareholders. The policy is applicable to all non-employee directors and identified executives. Participants must have beneficial ownership, as defined under Rule 13d-3(d)(1) under the Exchange Act, of our common stock in accordance with the following schedule:

Leadership Position                Value in Share/Number of Shares/% of Ownership
Non-Employee Member of Board            25,000 shares
President and CEO                6x annual base salary
Executive Vice Presidents                3x annual base salary
Other Section 16 Filers                1x annual base salary

Participants may satisfy their ownership guidelines with one or more of the following forms of equity beneficial ownership: shares owned directly, shares owned indirectly (i.e. by spouse or trust), stock options and warrants (vested and/or exercisable within 60-days and in-the-money), or restricted stock.

Once a participant has achieved the requisite level of ownership, the guideline will be considered met going forward unless a participant sells shares and/or receives a salary adjustment, at which time compliance will be re-evaluated. Participants are prohibited from selling company stock until such officer is in compliance with his or her ownership requirement.

In June 2012, we amended some NEO employment agreements to add “clawback” provisions and to replace the full excise tax gross-up provision for payments that exceed the Internal Revenue Code Section 280G safe harbor threshold by more than 10% with a “Best Net” provision. See “Amended Employment Agreements” herein for details.

In October 2012, the compensation committee approved a $20,000 bonus payment to Mr. Krobath for his performance for the successful secondary offering.
Compensation Actions in 2013
On January 25, 2013 AIP awards were paid to the NEOs based on the achievement of the 2012 financial targets at the maximum AIP payment level.
Payments were as follows:

NEO	Annual Incentive Plan (AIP) Performance Award	AIP Discretionary Award	Total
Len Moodispaw(1)	$366,875	$—	$366,875
John Krobath	187,500	—	187,500
Mark Willard	225,000	—	225,000
Kim DeChello	168,750	—	168,750
Ed Jaehne	78,750	—	78,750

(1)
The compensation committee approved a $466,875 bonus payment under the 2012 AIP o Mr. Moodispaw based on his performance and their confidence in him. Mr. Moodispaw declined $100,000 of the bonus and requested KEYW to make a charitable contribution with those funds. The Company will comply with this request in 2013.

In February 2013, we issued LTIP grants to our NEOs totaling 65,500 restricted stock shares and non-qualified stock options to purchase 196,500 shares with a strike price of $11.27. The restricted stock cliff vests in February 2016 and the options have performance-based vesting based on attainment of financial performance goals: 50% in February 2014, 25% in February 2015 and 25% in February 2016. If performance is not met prior to first vesting, the options are canceled. Our inclusion of performance based options is evidence that we are focused on vehicles that reward executives based on both short-term performance and growing long-term shareholder value.

In February 2013, we issued restricted stock to 47 founding employees of KEYW for recognition of their continued service and loyalty going into our 5th year of business. That issuance included restricted stock to Kim DeChello and Mark Willard in the amount of 20,000 shares each.
As described above, the Compensation Consultant conducted a benchmarking analysis of total direct compensation for top executives and other key employees, which contained recommendations as to base salaries of our NEOs. On October 25, 2012, the Board of Directors of KEYW at the recommendation of the Compensation Committee, approved the following base salaries, effective December 28, 2012 (for 2013 Base Salary), for the following executive officers of the Company:

Executive	Base Salary beginning December 28, 2012
Len Moodispaw	$500,000
Mark Willard	$325,000
John Krobath	$280,000
Kim DeChello	$250,000

The Compensation Committee of the Board also established a goal of compensating executive officers at the median of our Direct peer companies. These increases are the first step towards meeting that goal although all NEO salaries are currently still below median of Direct peers.
Tax and Accounting Considerations
Section 409A.  With the assistance of the outside compensation consultant, in 2011, we completed our review of employment agreements for compliance with Section 409A of the Code, and reviewed our other executive compensation and benefits plans for compliance with Section 409A of the Code.
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
Compensation Policies and Practices as they Relate to Risk Management
The compensation committee considers, in establishing and recommending KEYW's employee compensation policies and practices, whether the policy or practice encourages unnecessary or excessive risk taking. The compensation committee has concluded that any risks arising from KEYW's employee compensation policies and practices are not reasonably likely to have a material adverse effect on KEYW. Base salaries are fixed in amount and thus should not encourage unnecessary or excessive risk taking. While the annual incentive plan focuses executives on achievement of short-term or annual goals, and short-term goals may encourage the taking of short-term risks at the expense of long-term results, our annual incentive plan represents only a minority portion of each executive officer's total compensation opportunity. The compensation committee believes that the annual incentive plan appropriately balances risk and the desire to focus executives on specific short-term goals that we believe are important to our success.

Going forward, a large percentage of the compensation provided to our executive officers and other key employees will be in the form of long-term incentive awards, which we believe are important to help further align our employees' interests with those of our stockholders. The compensation committee believes that these awards will not encourage unnecessary or excessive risk taking since the ultimate value of the awards is tied to our stock price, and subject to long-term vesting schedules, to help ensure that employees have significant value tied to long-term stock price performance.
Compensation Committee Report
The Compensation Committee, which is composed solely of independent directors of the Board of Directors, assists the Board in fulfilling its responsibilities with regard to compensation matters, and is responsible under its charter for determining the compensation of KEYW’s executive officers. The Compensation Committee has reviewed and discussed the “Compensation

Discussion and Analysis” section of this 2012 Annual Report on Form 10-K with management, including our CEO, Leonard E. Moodispaw, and our CFO, John E. Krobath. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the “Compensation Discussion and Analysis” section be included in KEYW’s 2012 Annual Report on Form 10-K for the year ended December 31, 2012.
Compensation Committee
Arthur L. Money
William I. Campbell
John G. Hannon

Summary Compensation Table
The following table sets forth the aggregate compensation awarded to, earned by, or paid to our Named Executive Officers (NEOs) in the last three fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(6)(7)	Option Awards ($)(6)(7)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)(8)		Total ($)
Len Moodispaw President and Chief Executive Officer	2012	415,002	—		111,150	61,318	366,875	(1)(4)	77,961	(9)	1,032,306
	2011	412,502	—		94,705	353,694	—	(2)	43,480		904,381
	2010	348,080	—		—	—	131,300	(4)(5)	59,304		538,684

John Krobath Chief Financial Officer	2012	250,016	20,000	(3)	55,575	47,599	187,500	(4)	276,437	(10)	837,127
	2011	249,054	—		58,280	119,319	50,000	(4)	227,353	(11)	704,006
	2010	224,053	—		—	26,786	56,300	(4)	44,488		351,627

Mark Willard Chief Impact Officer	2012	293,288	—		55,575	77,617	225,000	(4)	85,789	(12)	737,269
	2011	273,671	—		58,280	127,841	50,000	(4)	59,708		569,500
	2010	238,881	—		—	—	60,000	(4)	65,250		364,131

Kim DeChello Chief Administrative Officer	2012	225,014	—		55,575	47,599	168,750	(4)	74,933	(13)	571,871
	2011	215,399	—		48,081	106,534	50,000	(4)	57,679		477,693
	2010	198,769	—		—	—	50,000	(4)	58,511		307,280

Ed Jaehne Chief Strategy Officer	2012	210,018	—		22,230	44,758	78,750	(4)	76,051		431,807
	2011	206,169	—		29,140	63,921	25,000	(4)	48,454		372,684
	2010	199,280	—		—	14,441	50,000	(4)	49,189		312,910

(1)
The compensation committee approved a $466,875 bonus payment under the 2012 AIP to Mr. Moodispaw based on his performance and their full confidence in him. Mr. Moodispaw declined $100,000 of the bonus and requested KEYW to make a charitable contribution with those funds.

(2)
The compensation committee approved a $100,000 bonus payment under the 2011 AIP to Mr. Moodispaw based on his performance and their full confidence in him. Mr. Moodispaw declined the bonus payment to show his commitment in improving share value and aligning his interests with the shareholders.

(3)	The compensation committee approved a $20,000 bonus payment to Mr. Krobath for his performance for the successful secondary offering.

(4)
On January 25, 2013 AIP awards paid were based on achievement of the applicable performance targets as determined by the compensation committee. See table titled "Payment Level/Percentage Achievement of 2012 Financial Target". On January 27, 2012 AIP awards were paid based on achievement of applicable performance targets of some subsidiaries. KEYW did not meet the minimum targets but the compensation committee, under their discretion provided by the plan, determined to award additional cash awards to the NEOs based on their individual performance on non-defined targets such as integration of all previous acquisitions. 2010 AIP awards were paid January 28, 2011 based on the achievement of the applicable performance targets as determined by the compensation committee. See table title “Payment Level/Percentage Achievement of 2010 Financial Target” above in Executive Compensation.

(5)	Mr. Moodispaw invested a portion of this bonus in KEYW common stock by purchasing 10,000 shares on February 11, 2011.

(6)
Amounts reported in this column reflect the aggregate grant date fair value as calculated under FASB ASC Topic 718. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements and notes thereto which are included elsewhere in this Form 10-K for a description of the assumptions used in making these calculations.

(7)	Equity awards granted to our NEOs in 2010, 2011 and 2012 were issued out of our 2009 Plan. See “— Executive Compensation — Equity Incentive Plans” for a description of our 2009 and 2008 Plans.

(8)
Represents KEYW matching contributions under our 401(k), employee stock purchase plan, paid time off (PTO) payouts of amounts over the accrual limits, premiums paid by KEYW for health, dental, vision, long-term care, life and disability insurance, as well as an expense allowance to cover miscellaneous non-travel business expenses. Except as described in footnotes (9 - 13) to the Summary Compensation Table, none of the benefits included in the “All Other Compensation” column above for any of our NEOs exceeds the greater of $25,000 or 10% of the total amount of benefits for that NEO.

(9)	Includes PTO payout of $44,220, the amount over the accrual limit.

(10)	Includes gain on restricted stock vesting in the amount of $219,300.

(11)	Includes gain on restricted stock vesting in the amount of $184,200.

(12)	Includes PTO payout of $29,973, the amount over the accrual limit.

(13)	Includes PTO payout of $25,869 the amount over the accrual limit.
Grants of Plan-Based Awards Table
The following table sets forth the equity incentive plan awards made to the NEOs during fiscal year 2012.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All other stock awards: Number of shares of stock or units (#)	All other options awards: Number of securities underlying options (#)(3)	Exercise price of option awards ($/Sh)	Grant date fair value of stock and option awards ($)(4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Len Moodispaw		155,626	311,252	466,877
	2/8/2012				—	—	60,000				172,468
John Krobath		62,504	125,008	187,512
	2/8/2012				—	—	30,000				103,174
Mark Willard		75,005	150,010	225,014
	2/8/2012				—	—	30,000				103,174
	8/15/2012								10,000	10.98	30,017
Kim DeChello		56,254	112,507	168,761
	2/8/2012				—	—	30,000				103,174
Ed Jaehne		52,505	105,009	157,514
	2/8/2012				—	—	12,000				41,270
	11/1/2012								5,000	13.00	25,718

(1)
Amounts in these columns show the range of payouts that was possible under the Company’s AIP based on performance during 2012, as described in the Compensation Discussion and Analysis section above. The actual bonus amounts that were paid in 2013 based on 2012 performance are shown in the Summary Compensation table above in the column titled “Non-Equity Incentive Plan Compensation”.

(2)
Amounts in these columns show the maximum number of shares that may vest pursuant to the LTIP awards made to the NEOs in 2012, as described in the Compensation Discussion and Analysis section above. The LTIP awards were as follows: Mr. Moodispaw: 15,000 shares of restricted stock and 45,000 non-qualified stock options; Mr. Krobath: 7,500 shares of restricted stock and 22,500 non-qualified stock options; Mr. Willard: 7,500 shares of restricted stock and 22,500 non-qualified stock options; Ms. DeChello: 7,500 shares of restricted stock and 22,500 non-qualified stock options; Mr. Jaehne: 3,000 shares of restricted stock and 9,000 non-qualified stock options. Each of the stock option awards was made at a strike price of $7.41 except for Mr. Moodispaw which was made at $10.00. Mr. Moodispaw requested a higher strike price to demonstrate his commitment to improving share value and aligning his interests with the shareholders. The restricted stock cliff vests in February 2015, and the options have performance-based vesting based on attainment of financial performance goals: 50% in February 2013, 25% in February 2014 and 25% in February 2015. If performance is not met prior to the first vesting, the options are canceled. The financial performance goal for February 2013 vesting of the stock options was met.

(3)	Non-qualified stock options granted under the 2009 Plan. These awards are scheduled to vest with respect to 25% of the award on grant date in each of 2012, 2013, 2014 and 2015.

(4)
Amounts reported in this column reflect the aggregate grant date fair value as calculated under FASB ASC Topic 718. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto, which are included elsewhere in this Form 10-K, for a description of the assumptions used in making these calculations.

Outstanding Equity Awards at Fiscal Year End
The following table sets forth the equity awards outstanding as of the end of fiscal year 2012 held by each NEO.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($) *	Equity Incentive Plan Awards: Number of Unearned Shares, That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares Units or Other Rights That Have Not Vested ($) *
Len Moodispaw			45,000	10.00	2/7/2022 (1)	6,500 (10)	82,485	15,000 (11)	190,350
	41,500	41,500		14.57	1/30/2021 (2)
	56,250	18,750		5.50	10/15/2019 (3)
John Krobath			22,500	7.41	2/7/2022 (1)	4,000 (10)	50,760	7,500 (11)	95,175
	14,000	14,000		14.57	1/30/2021 (2)
	5,625	1,875		12.65	10/26/2020 (4)
	18,750	6,250		5.50	10/15/2019 (3)
	195,000	-		5.50	10/15/2019 (5)
	12,000	8,000		5.50	7/15/2019 (6)
Mark Willard			22,500	7.41	2/7/2022 (1)	4,000 (10)	50,760	7,500 (11)	95,175
	2,500	7,500		10.98	8/14/2022 (7)
	15,000	15,000		14.57	1/30/2021 (2)
	18,750	6,250		5.50	10/15/2019 (3)
Kim DeChello			22,500	7.41	2/7/2022 (1)	3,300 (10)	41,877	7,500 (11)	95,175
	12,500	12,500		14.57	1/30/2021 (2)
	18,750	6,250		5.50	10/15/2019 (3)
Ed Jaehne			9,000	7.41	2/7/2022 (1)	2,000 (10)	25,380	3,000 (11)	38,070
	1,250	3,750		13.00	10/31/2022 (8)
	7,500	7,500		14.57	1/30/2021 (2)
	3,750	1,250		10.00	7/27/2020 (9)
	18,750	6,250		5.50	10/15/2019 (3)
	6,000	4,000		5.50	7/15/2019 (6)

*	Market value for this purpose is determined based on the number of shares outstanding multiplied by our stock price of $12.69 on December 31, 2012, less any award price per share.

Vesting Schedule for Outstanding Stock Options and Unvested Restricted Stock

Note    Grant Date    Incremental Vesting Dates
(1)    02/8/12    50% on vests 2/8/13 based on performance achievements being met; 25% on 2/8/14 and 25% on 2/8/15

(2)    1/31/11    25% on 1/31/11; 25% annually for next 3 years
(3)    10/16/09    25% on 10/16/10; 25% annually for next 3 years
(4)    10/27/10    25% on 10/27/10; 25% annually for next 3 years
(5)    10/16/09    1/3 on 10/16/10, 1/3 annually for next 2 years
(6)    7/16/09    20% on 7/16/10; 20% annually for next 4 years
(7)    8/15/12    25% on 8/15/12; 25% annually for next 3 years
(8)    11/1/12    25% on 11/1/12; 25% annually for next 3 years
(9)    7/28/10    25% on 7/28/10; 25% annually for next 3 years
(10)    1/31/11    Full vesting on 1/31/14
(11)    2/8/12    Full vesting on 2/8/15
Option Exercises and Stock Vested at Fiscal Year End
The following table shows the number of shares acquired by each of the NEOs during 2012 through stock option exercises and vesting of restricted stock awards.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Len Moodispaw (2)	—	—	38,480	488,001
John Krobath	—	—	25,000	317,250
Mark Willard (3)	—	—	27,000	342,410
Kim DeChello (4)	—	—	27,000	342,410
Ed Jaehne (5)	—	—	6,500	82,470

(1)	Market value for this purpose is determined based on the number of shares vested multiplied by our stock price of $12.69 on December 31, 2012, less any award price per share.

(2)	Award price was $0.01 per share for 30,980 shares.

(3)	Award price was $0.01 per share for 22,000 shares.

(4)	Award price was $0.01 per share for 22,000 shares.

(5)	Award price was $0.01 per share for 1,500 shares.
Employment Agreements
We previously entered into employment agreements with all of our NEOs. Each agreement provided for retention of the NEO for an employment term continuing through August 3, 2012, which we refer to as the “guaranteed employment term.” In addition, each agreement provided that if we terminate the employment of the NEO without “cause” or for “disability” prior to the expiration of the guaranteed employment term, the NEO was entitled to receive compensation and benefits otherwise payable to him or her through the later to occur of August 3, 2012 or the last day of actual employment, whichever is greater. Pursuant to these employment agreements, upon the expiration of the guaranteed employment term, an NEO's employment is converted to “at-will” employment and the NEO is no longer entitled to any severance payments under the employment agreement. Payment and benefit levels were not based on independent competitive analysis but represent what we believed to be reasonable protections. Severance and change-in-control protections provided for in the employment agreements were not considered when making decisions on compensation elements as those protections were provided specifically to attract and retain executive management and provide certainty of employment and the opportunity to benefit from long-term appreciation in equity value during KEYW's initial growth.

On March 12, 2012 we entered into amended employment agreements for the following NEOs: Len Moodispaw, John Krobath, Mark Willard and Kim DeChello. Mr. Jaehne's employment agreement was not amended and expired on August 3, 2012. The amendments changed the guaranteed employment term which ran through August 2012 by extending the term date to February 28, 2014. An evergreen clause was added to allow automatic extensions for successive additional years unless the Company notifies the employee in writing that the employment period will not be extended. The amendments also state that applicable payments for change of control (discussed below) will be within sixty (60) days of the occurrence of the triggering event. The compensation committee determined it was in the Company's best interest to enter into these amendments in order to retain the current NEOs as well as establish the evergreen feature for future agreements to attract and retain senior management, since it is common market practice to include such a feature. The amended agreements give the Company flexibility by having shorter rolling term agreements that can be terminated annually versus the longer commitments with fixed terms.

The agreements also provide for the payment of certain amounts to the NEO upon a “change of control” that occurs within the guaranteed employment term. Under each employment agreement “change of control” is defined as the occurrence of any of (w) an acquisition after the date of the employment agreement by an individual or legal entity or “group” (as described in Rule 13d-5(b)(1) promulgated under the Exchange Act) of in excess of 50% of the voting securities of KEYW, (x) the dissolution or liquidation of KEYW or a merger, consolidation, or reorganization of KEYW with one or more other entities in which KEYW is not the surviving entity, unless the holders of KEYW's voting securities immediately prior to such transaction continue to hold at least 51% of such securities following such transaction, (y) the consolidation or sale of all or substantially all of the assets of KEYW in one or a series of related transactions, or (z) the completion by KEYW of an agreement to which KEYW is a party or by which it is bound, providing for any of the events set forth in the above clauses (w), (x) or (y).

Specifically, the agreements provide that upon a change of control, the following occurs:

1)
CEO - The CEO is entitled to receive a cash payment in an amount equal to three (3) times (the total of the employee's current base salary plus the greater of (the total cash bonuses paid during the last 24 months divided by two (2) or (current year's target annual incentive opportunity)). If employment is terminated within one (1) year following the change-in-control, employee will be entitled to receive compensation and severance benefits for the remainder of the guaranteed employment period or for twelve (12) months, whichever is greater. This qualifying termination is if the Company terminates the employee without cause or at-will by the employee for “good reason”. Employee will continue to have health care, dental, disability or life insurance benefits for three years following the change-of-control. Further, subject to any overriding laws, the Company shall not be required to provide health care, dental, disability or life insurance benefits otherwise receivable by employee if employee is actually covered or becomes covered by an equivalent benefit (at the same or lesser cost to employee, if any) from another source. Any such benefit made available to Employee shall be reported to the Company. Stock options will remain exercisable for a period of one (1) year following termination, and any outstanding equity awards shall vest immediately upon the change-of-control. The company will provide a gross-up payment if payments exceed the IRS “safe harbor” limit by more than 10%. To the extent payments are less than or equal to 10% of the safe harbor, then payments are reduced to the safe harbor amount to avoid any excise tax liability.

2)
NEOs, other than the CEO - The NEO is entitled to receive a cash payment in an amount equal to two (2) times the (total of the employee's current base salary plus the greater of (the total cash bonuses paid during the last 24 months divided by two (2) or (current year's target annual incentive opportunity)). If employment is terminated within one (1) year following the change-in-control, employee will be entitled to receive compensation and severance benefits for the remainder of the guaranteed period or for twelve (12) months, whichever is greater. This qualifying termination is if the Company terminates the employee without cause or at-will by the employee for “good reason”. Employee will continue to have health care, dental, disability or life insurance benefits for three years following the change-of-control. Further, subject to any overriding laws, the Company shall not be required to provide health care, dental, disability or life insurance benefits otherwise receivable by employee if employee is actually covered or becomes covered by an equivalent benefit (at the same or lesser cost to employee, if any) from another source. Any such benefit made available to employee shall be reported to the Company. Stock options will remain exercisable for a period of one (1) year following termination, and any outstanding equity awards shall vest immediately upon the change-of-control. The company will provide a gross-up payment if payments exceed the IRS “safe harbor” limit by more than 10%. To the extent payments are less than or equal to 10% of the safe harbor, then payments are reduced to the safe harbor amount to avoid any excise tax liability.

The right of each NEO under his or her employment agreement to receive payment upon a change of control is commonly referred to as a “single trigger” payment right (i.e., the NEO's employment does not have to be terminated following the change of control for the executive to receive the cash payment). The board of directors and compensation committee considered the inclusion of a single trigger payment mechanism upon a change of control as part of the full package of benefits contained in each NEO's employment agreement. The board of directors and compensation committee believe that it is important for KEYW, in attracting and retaining executive management that it provide certainty of employment and the opportunity to benefit from long-term appreciation in equity value during KEYW's initial growth. There has been considerable consolidation of companies within our industry and attracting high-level management can be difficult in that environment. Accordingly, as described above, the employment agreements provide each NEO with a guaranteed employment term through February 28, 2014. If KEYW is acquired in a change of control prior to February 28, 2014, the board of directors and compensation committee believe it is important in attracting and retaining executive management that NEOs be compensated for the termination of their guaranteed employment term and for potentially foregoing the long-term appreciation in equity value that they might realize if the company were to continue operating independently until February 28, 2014. By providing that the executive is paid on a change of control regardless of whether the executive has been terminated or demoted or has otherwise experienced any diminution in compensation or duties, the board of directors believes that it is providing its NEOs with a reasonable and desirable level of financial security in the event that we experience a change-of-control prior to February 28, 2014.

We believe that the single trigger provision contained in our employment agreements with senior executives is appropriate when the uniqueness of our structure is considered. The overall structure of our employment agreements, our executive ownership requirements and the relatively insignificant amount of the potential change in control payments to potential deal values make the single trigger appropriate for our company.

Our employment agreements allow for employees to terminate their employment at will, given certain notice period requirements. This requirement does not change with a change of control, nor does the employment agreement terminate in conjunction with a change in control payment. The payment is simply a term within the context of the larger agreement and the remaining terms of the agreement remain in effect. We have established, and the executives currently maintain, above average ownership requirements for our senior executives that have single trigger clauses in their contracts. This level of ownership aligns shareholder and executive interests with respect to transactions that could trigger the change in control clauses. The value of the change in control payments is less than the amount of individual equity the executives have in the company. Lastly, the amount of our single trigger change in control payments is not significant.

Each employment agreement also contains confidentiality and proprietary information protection provisions to the benefit of KEYW and non-competition and non-solicitation covenants applicable to the NEO during his or her term of employment and for a one-year period following termination of the NEO's employment with KEYW. Further, each employment agreement provides for reimbursement by KEYW of all reasonable, ordinary and necessary business, travel or entertainment expenses incurred by the NEO in the performance of his or her services to KEYW in accordance with KEYW's policies.

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

The agreements contain the following specific terms for each 2012 NEO set forth below:

Len Moodispaw. Mr. Moodispaw's employment agreement provides for his employment as President and Chief Executive Officer during the guaranteed employment period. Under his employment agreement, Mr. Moodispaw is entitled to an initial base salary of $350,002 per year, subject to the approval of the board of directors, who may from time to time alter his base salary. In addition, Mr. Moodispaw is entitled to certain benefits, including vacation, health insurance and other insurance benefits.

John Krobath. Mr. Krobath's employment agreement provides for his employment as Executive Vice President, Chief Financial Officer during the guaranteed employment period. Under his employment agreement, Mr. Krobath is entitled to an initial base salary of $225,014 per year, subject to the approval of the board of directors, who may from time to time alter his base salary. In addition, Mr. Krobath is entitled to certain benefits, including vacation, health insurance and other insurance benefits.

Mark Willard. Mr. Willard's employment agreement provides for his employment as Executive Vice President during the guaranteed employment period. Under his employment agreement, Mr. Willard is entitled to an initial base salary of $240,011 per year, subject to the approval of the board of directors, who may from time to time alter his base salary. In addition, Mr. Willard is entitled to certain benefits, including vacation, health insurance and other insurance benefits.

Kim DeChello. Ms. DeChello's employment agreement provides for her employment as Executive Vice President, Secretary during the guaranteed employment period. Under her employment agreement, Ms. DeChello is entitled to an initial base salary of $200,013 per year, subject to the approval of the board of directors, who may from time to time alter her base salary. In addition, Ms. DeChello is entitled to certain benefits, including vacation, health insurance and other insurance benefits.

In June 2012, the Company entered into amended employment agreements for the followings NEOs: Len Moodispaw, John Krobath, Mark Willard and Kim DeChello. The amended agreements added clawback provisions and changed the Internal Revenue Code Section 280G excise tax gross-up provision to a “Best Net” provision as summarized below:

Clawback Provision
The clawback provision provides that any performance based compensation paid or payable to the employee pursuant to his/her employment agreement or any other agreement or arrangement with the Company which is subject to recovery under any law, government regulation, order or stock exchange listing requirement, will be subject to such deductions and clawback (recovery). If the financial statements of the Company are restated for any reason other than for accounting changes that require retrospective treatment or other external reasons not attributable to the Company and its compilation of the financial statements, any cash awards paid to the employees based on the financial statements will be recalculated based on the restated financial statements and the affected employees will have their compensation adjusted. If the compensation is reduced, the employee will be responsible for repaying the difference and if the compensation is increased, the Company will pay that additional compensation. In the case of equity awards, any shares issued in excess of the amounts calculated in the restatement will be returned to the Company if possible. If the shares have already been disposed of at the time of the restatement, the awardee will return the proceeds from the sale to the Company. If the shares have been gifted or otherwise transferred, then an equal number of shares will be returned to the Company.

The clawback period extends for three years from the date of award payment. Each applicable employee specifically authorized the Company to withhold from their future wages any amounts that may become due under the clawback provision. The clawback provision survives termination of each applicable employment agreement for a period of two years.

This clawback provision will be terminated in conjunction with any transaction in which a change of control is deemed to have occurred and KEYW as a publicly traded corporation no longer exists.

Best Net Provision
The "Best Net" provision provides that, in the event that it is determined that total payments following a change-of-control would be subject to the excise tax imposed by Section 280G and Section 4999 of the Code, then (i) if the total payments exceed the safe harbor threshold by less than 10%, the payments will be reduced to the safe harbor amount; or (ii) if the total payments exceed the safe harbor threshold by more than 10%, the executive shall be entitled to receive the “Best Net” for the aggregate severance payments and benefits. The executive will receive either the full amount of severance payments and benefits or an amount reduced to the extent necessary so that the executive incurs no excise tax, whichever results in the executive receiving the greater amount, taking into account applicable taxes, as well as the excise tax.
Potential Payments Upon Termination or Change of Control
The employment agreements for our NEOs, described above, have certain provisions that provide for payments to them (a) in the event of the termination of their respective employment without cause and (b) upon a change of control. Upon the occurrence of a Change of Control, KEYW or its successor in interest shall pay to the NEO in immediately available funds a cash payment based on the terms of their respective Employment Agreements. In the event the NEO's employment is terminated solely by the Company without Cause, or due to the NEO's disability, the Company shall pay to the NEO the compensation and benefits otherwise payable to him through the last day of his actual employment by the Company or through the remainder of his Employment Period, whichever is greater. These payments are conditioned on execution of a waiver and release agreement and shall be paid within ten days after the release becomes effective and such revocation rights have lapsed.

In addition, our equity plans provide that, upon a change of control (as defined in our 2008 Plan and 2009 Stock Incentive Plan), our board of directors may elect to cause all outstanding shares of restricted stock and all outstanding stock options awarded under the 2008 Plan and 2009 Stock Incentive Plan to become immediately exercisable for a period of fifteen days prior to the scheduled consummation of the change of control. See “Executive Compensation - Equity Incentive Plans” for a detailed description of the terms of our equity incentive plan.
The following table sets forth the Company’s estimated payment obligations under the amended employment agreements that would arise in the event of (i) the termination of the NEO’s employment without cause or (ii) a change of control of KEYW. The estimated payments assume that the relevant termination or change of control occurred as of December 31, 2012, using the price of our common stock as of December 31, 2012, which was $12.69 per share. The table below reflects amended employment agreements.

	TERMINATION WITHOUT CAUSE			CHANGE-OF-CONTROL
	Severance Pay ($)(1)	Welfare Benefits Continuation ($)(1)	Total ($)	Cash Payment ($)(2)	Accelerated Vesting of Stock Options ($)(3)(4)	Accelerated Vesting of Restricted Stock ($)(3)(4)	Total ($)
Len Moodispaw	633,273	16,817	650,090	2,900,665	255,862	272,835	3,429,362
John Krobath	354,166	16,333	370,499	935,043	221,333	145,935	1,302,311
Mark Willard	410,681	16,234	426,915	1,100,028	176,563	145,935	1,422,526
Kim DeChello	316,650	7,158	323,808	837,614	163,738	137,052	1,138,404

(1)	See “Executive Compensation — Employment Agreements” above for a description of the severance payment and benefits continuation that would be payable to the NEO upon termination without cause.

(2)	See “Executive Compensation — Employment Agreements” above for a description of the calculation of the cash payment owed to an NEO upon a change of control.

(3)
Assumes full vesting of stock options and restricted stock awards in connection with a change of control. See “Executive Compensation — Equity Incentive Plan” below for a description of the potential acceleration of stock options and restricted stock awards in connection with a change of control.

(4)	Calculated based on our common stock share price of $12.69 as of December 31, 2012.
Equity Incentive Plans
2008 Stock Incentive Plan
Overview.  The KEYW Corporation 2008 Stock Incentive Plan (which we refer to as our 2008 Stock Incentive Plan, or 2008 Plan) was adopted by our wholly-owned subsidiary, The KEYW Corporation, on July 31, 2008 (inception). Pursuant to a corporate restructuring, we assumed the 2008 Plan and the awards thereunder from The KEYW Corporation, in December 2009. The purpose of the 2008 Plan is to enhance our ability to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate such persons to serve KEYW and to expend maximum effort to improve the business results and earnings of KEYW, by providing to such persons an opportunity to acquire or increase a direct proprietary interest in the operations and future success of KEYW. Under the 2008 Plan, 1,000,000 shares of our common stock were reserved for issuance as potential awards under the plan. As of December 31, 2012, options to purchase 449,500 shares of our common stock were outstanding under the 2008 Plan and 322,500 shares of restricted stock were outstanding under the 2008 Plan.
In general, options and restricted shares awarded under the 2008 Plan are subject to vesting over a five-year period beginning on the grant date, except for grants of stock options in an amount less than 1,000 shares. These awards vest over a three-year period.
As of December 31, 2012, outstanding options under the 2008 Plan had a weighted average exercise price of $5.39 per share, and had expiration dates ranging from October 2, 2018 to December 29, 2019. In connection with the adoption of our 2009 Plan (described below), we ceased making awards under the 2008 Plan, and no additional shares are reserved for new grants under the 2008 Plan. The 2008 Plan remains in effect, however, with respect to awards outstanding under the plan.
Effective Date and Term.  The 2008 Plan was effective as of the date of approval by our board of directors, or July 31, 2008 (inception), and will expire at the close of a ten-year term unless earlier terminated by our board of directors.
Administration, Amendment and Termination.  Our board of directors has the power and authority to administer the 2008 Plan. As permitted by the terms of the 2008 Plan, our board of directors had delegated this power and authority to our compensation committee. The compensation committee has the authority to interpret the terms and intent of the 2008 Plan and make all determinations necessary or advisable for the administration of the 2008 Plan.
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
2009 Stock Incentive Plan
Overview.  The KEYW Holding Corporation 2009 Stock Incentive Plan (which we refer to as our 2009 Stock Incentive Plan, or 2009 Plan), was adopted on December 29, 2009. As with our 2008 Plan, the purpose of the 2009 Plan is to enhance our ability to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate such persons to serve KEYW and to expend maximum effort to improve the business results and earnings of KEYW, by providing to such persons an opportunity to acquire or increase a direct proprietary interest in the operations and future success of KEYW. The 2009 Plan provides for the grant of stock options (in the form of either incentive stock options or non-qualified stock options), restricted stock, and restricted stock units (RSUs). Awards may be made under the 2009 Plan to any employee, officer, or director of KEYW or, except for incentive stock options, to any consultant or adviser currently providing services to KEYW. Under the 2009 Plan, 12,000,000 shares of our common stock are reserved for issuance under the plan; provided, however, that awards will not be granted in excess of 12% of our total issued and outstanding common stock at any given time. Of the total shares reserved under the plan, as of December 31, 2012, non-qualified stock options for 2,491,914 shares of our common stock were outstanding and 495,000 shares of restricted stock were outstanding under the 2009 Plan. No RSUs or incentive stock options have been issued under the 2009 Plan. As of December 31, 2012, outstanding options under the 2009 Plan had a weighted average exercise price of $10.99 per share and had expiration dates ranging from December 29, 2019 to December 30, 2022. In connection with the adoption of our 2013 Plan (described below), we ceased making awards under the 2009 Plan, and no additional shares are reserved for new grants under the 2009 Plan. The 2009 Plan remains in effect, however, with respect to awards outstanding under the plan.
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
Administration, Amendment and Termination.  Our board of directors has the power and authority to administer the 2009 Plan. As permitted by the terms of the 2009 Plan, our board of directors had delegated this power and authority to our compensation committee. The compensation committee has the authority to interpret the terms and intent of the 2009 Plan, determine eligibility and terms of awards for participants and make all other determinations necessary or advisable for the administration of the 2009 Plan.
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
A non-solicitation, non-interference clause was added to the form of stock option agreement in June 2012.
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
A non-solicitation, non-interference clause was added to the form of restricted stock agreement in June 2012.
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

2013 Stock Incentive Plan
The principal terms of the 2013 Stock Incentive Plan are summarized below. Capitalized terms not otherwise defined herein have the meanings provided in the 2013 Stock Incentive Plan. The following summary is qualified in its entirety by the full text of the 2013 Stock Incentive Plan (see Exhibit 10.27). This Plan became effective on January 1, 2013 and replaces the 2009 Plan.

Purpose
The Plan is intended to enhance the Company's ability to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate such persons to serve the Company and to expend maximum effort to improve the business results and earnings of the Company, by providing to such persons an opportunity to acquire or increase a direct proprietary interest in the operations and future success of the Company. To this end, the Plan provides for the grant of stock options, restricted stock, restricted stock units, SARs and performance shares. Stock options granted under the Plan may be nonqualified stock options or incentive stock options.

Administration
The Board will have such powers and authorities related to the administration of the Plan as are consistent with the Company's certificate of incorporation and bylaws and applicable law.

The Board from time to time may delegate to one or more Committees or the CEO such powers and authorities related to the administration and implementation of the Plan, as the Board may determine.

Subject to the other terms and conditions of the Plan, the Board will have full and final authority to:

(i)    designate Grantees;
(ii)    determine the type or types of Awards to be made to a Grantee;
(iii)    determine the number of shares of Stock to be subject to an Award;

(iv)
establish the terms and conditions of each Award (including, but not limited to, the Option Price of any Option, the nature and duration of any restriction or condition (or provision for lapse thereof) relating to the vesting, exercise, transfer, or forfeiture of an Award or the shares of Stock subject thereto, and any terms or conditions that may be necessary to qualify Options as Incentive Stock Options);

(v)    prescribe the form of each Award Agreement evidencing an Award; and

(vi)	amend, modify, or supplement the terms of any outstanding Award.

Deferral Arrangements
The Board may permit or require the deferral of any award payment into a deferred compensation arrangement, subject to such rules and procedures as it may establish, which may include provisions for the payment or crediting of interest or dividend equivalents, including converting such credits into deferred Stock equivalents. Any such deferrals will be made in a manner that complies with Code Section 409A.

Stock Subject to the Plan
The number of shares of Stock available for issuance under the Plan will be 2,000,000 (two million). All shares of Stock issuable under the Plan may be issued as Common Stock.

The 2013 Plan imposes individual limitations on the amount of Awards, to comply with Code Section 162(m). Under these limitations, in any fiscal year of the Company during any part of which the 2013 Plan is in effect, no participant may be granted an award of more than 200,000 shares.

Adjustments in Authorized Shares
The Board will have the right to substitute or assume Awards in connection with mergers, reorganizations, separations, or other transactions to which Section 424(a) of the Code applies. The number of shares of Stock reserved pursuant to the Plan will be increased by the corresponding number of Awards assumed and, in the case of a substitution, by the net increase in the number of shares of Stock subject to Awards before and after the substitution.

Effective Data and Term
The 2013 Plan became effective as of the Effective Date (January 1, 2013) and was approved by the Company's board of directors on May 2, 2012 and approved by the Company's stockholders on August 15, 2012.

The Plan will terminate automatically ten (10) years after the Effective Date and may be terminated on any earlier date as provided in the Plan.

Eligibility
Awards may be made under the Plan to any employee, officer or director of, or other Service Provider providing services to, the Company or any Affiliate thereof. The approximate number of all such persons is 1,200.

Award Agreements
Each Award pursuant to the Plan will be evidenced by an Award Agreement, in such form or forms as the Board will from time to time determine, which specifies the number of shares subject to the Award. A non-solicitation, non-interference clause is included in all Award Agreements.

Options
The Option Price of each Option will be fixed by the Board and stated in the Award Agreement evidencing such Option. The Option Price will not be less than the Fair Market Value on the Grant Date of a share of Stock; provided, however, that in the event that a Grantee is a Ten-Percent Stockholder, the Option Price of an Incentive Stock Option granted to such Grantee will be not less than one hundred ten percent (110%) of the Fair Market Value of a share of Stock on the Grant Date.

Subject to the terms of the Plan, each Option granted under the Plan will become exercisable at such times and under such conditions as will be determined by the Board and stated in the Award Agreement.

The Board may provide, for example, in the Award Agreement for (i) accelerated exercisability of the Option in the event the Grantee's Service terminates on account of death, Disability or another event, (ii) expiration of the Option prior to its term in the event of the termination of the Grantee's Service, (iii) immediate forfeiture of the Option in the event the Grantee's Service is terminated for Cause or (iv) unvested Options to be exercised subject to the Company's right of repurchase with respect to unvested shares of Stock.

Generally, each Option granted under the Plan will terminate, and all rights to purchase shares of Stock thereunder will cease, upon the expiration of ten (10) years from the Grant Date, or under such circumstances and on such date prior thereto as is set forth in the Plan or as may be fixed by the Board and stated in the Award Agreement relating to such Option.

Restricted Stock and Stock Units
The Board may from time to time grant Restricted Stock or Stock Units to persons eligible to receive Awards under the Plan, subject to such restrictions, conditions and other terms as the Board may determine.

At the time an Award of Restricted Stock or Stock Units is made, the Board will establish a restriction period applicable to such Restricted Stock or Stock Units.

Each Award of Restricted Stock or Stock Units may be subject to a different restriction period. The Board may, in its sole discretion, at the time an Award of Restricted Stock or Stock Units is made, prescribe conditions that must be satisfied prior to the expiration of the restriction period, including the satisfaction of corporate or individual performance objectives or continued Service, in order that all or any portion of the Restricted Stock or Stock Units will vest.

The Board also may, in its sole discretion, shorten or terminate the restriction period or waive any of the conditions applicable to all or a portion of the Restricted Stock or Stock Units.

Holders of Restricted Stock will have the right to vote such Stock and, unless the Board otherwise provides in an Award Agreement, to receive any dividends declared or paid with respect to such Stock. In the case of unearned performance awards (shares/units), dividend payouts/dividend equivalents are prohibited.

Holders of Stock Units will have no rights as stockholders of the Company. The Board may provide in an Award Agreement evidencing a grant of Stock Units that the holder of such Stock Units will be entitled to receive, upon the Company's payment of a cash dividend on its outstanding Stock, a cash payment for each Stock Unit held equal to the per-share dividend paid on the Stock.

Unless otherwise provided by the Board in the applicable Award Agreement, upon the termination of a Grantee's Service with the Company or an Affiliate thereof, any shares of Restricted Stock or Stock Units held by such Grantee that have not vested, or with respect to which all applicable restrictions and conditions have not lapsed, will immediately be deemed forfeited.

Withholding Taxes
The Company will have the right to deduct from payments of any kind otherwise due to a Grantee any federal, state, or local taxes of any kind required by law to be withheld with respect to the vesting of or other lapse of restrictions applicable to an Award or upon the issuance of any shares of Stock or payment of any kind upon the exercise of an Option. Subject to the prior approval of the Company the Grantee may elect to satisfy such obligations, in whole or in part, (i) by causing the Company to withhold shares of Stock otherwise issuable to the Grantee or (ii) by delivering to the Company shares of Stock already owned by the Grantee. The shares of Stock so delivered or withheld will have an aggregate Fair Market Value equal to such withholding obligations.

Change of Control
Subject to certain exceptions upon the occurrence of a Change of Control either of the following two actions will be taken:

(i) fifteen days prior to the scheduled consummation of a Change of Control, all shares of Restricted Stock and Stock Units will become immediately vested and all Options outstanding hereunder will become immediately exercisable unless otherwise specified in any executed executive agreements and will remain exercisable for a period of fifteen days, or

(ii) the Board may elect, in its sole discretion, to cancel any outstanding Awards and pay or deliver, or cause to be paid or delivered, to the holder thereof an amount in cash or securities having a value (as determined by the Board acting in good faith) equal to the product of the number of shares of Stock subject to the Award (the “Grant Shares”) multiplied by the amount, if any, by which (I) the formula or fixed price per share paid to holders of shares of Stock pursuant to such transaction exceeds (II) the Option Price applicable to such Grant Shares.

With respect to the Company's establishment of an exercise window, (i) any exercise of an Option during such period will be conditioned upon the consummation of the event and will be effective only immediately before the consummation of the event, and (ii) upon consummation of any Change of Control, the Plan and all outstanding but unexercised Options will terminate.

These above terms will not apply to any Change of Control to the extent that provision is made in writing in connection with such Change of Control for the assumption or continuation of the Options, Stock Units or shares of Restricted Stock theretofore granted, or for the substitution for such Awards for new common stock options, stock units or new shares of restricted stock relating to the stock of a successor entity, or a parent or subsidiary thereof, with appropriate adjustments as to the number of shares (disregarding any consideration that is not common stock) and option prices, in which event the Awards theretofore granted will continue in the manner and under the terms so provided. In the event a Grantee's Award is assumed, continued or substituted upon the consummation of any Change of Control and their employment is terminated without Cause within one year following the consummation of such Change of Control, the Grantee's Award will be fully vested and may be exercised in full, to the extent applicable, for the period set forth in the Grantee's Award Agreement or for such longer period as the Committee may determine.

New Plan Benefits
Future benefits under the Plan generally will be granted at the discretion of the Board and are therefore not currently determinable.
Non-Plan Awards
Grants Made Outside of the 2008 Plan and 2009 Plan.  On October 16, 2009, Mr. Krobath was awarded options to purchase 195,000 shares of common stock outside of the 2008 Plan pursuant to a Non-Qualified Stock Option Agreement. The options, which vest ratably on an annual basis over three years with the first vesting on October 16, 2010 and expire on October 15, 2019, have a per share exercise price of $5.50. In addition, on December 2, 2009, our NEOs received restricted stock awards pursuant to Restricted Stock Agreements with each grantee, such awards totaling 27,500 restricted shares. These shares of restricted stock cliff vest on December 2, 2012. On July 31, 2008, our NEOs received restricted stock awards pursuant to Restricted Stock Agreements with each grantee, such awards totaling 374,900 restricted shares. These shares vest 20% on grant date and then the next four anniversaries of the grant date. In 2011 and 2012, no options or restricted stock were issued as Non-Plan awards.
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
Director Compensation
Directors who are full-time employees of KEYW receive no additional compensation for their service as directors. With respect to non-employee directors, our philosophy is to provide competitive compensation necessary to attract and retain outstanding people to our board of directors. The compensation committee reviews annually the form and amount of director compensation, and as part of its review of the compensation policies of KEYW, has sought input from a Compensation Consultant as to director compensation practices of similarly-situated companies.
In 2011, the board of directors and the compensation committee approved the following non-employee director cash compensation levels, which continued to apply to director compensation paid in 2012:

•	Annual retainer of $30,000 for board service;

•	Audit committee chairperson retainer of $10,000;

•	Compensation committee chairperson retainer of $5,000;

•	Ethics committee chairperson retainer of $5,000; and

•	Nominating and corporate governance committee chairperson retainer of $5,000.

The table below summarizes the compensation paid by KEYW to non-employee directors for the fiscal year ended December 31, 2012.

Director Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Option Awards ($) (2)	Total ($)
Bill Campbell	30,000	27,450	7,504	64,954
Pierre Chao	30,000	27,450	67,539	124,989
John Hannon	—	—	—	—
Ken Minihan	30,000	27,450	7,504	64,954
Art Money (1)	46,000	27,450	7,504	80,954
Caroline Pisano	40,000	—	—	40,000
(1) Of this amount, $11,000 was for Advisory Board fees.
(2) Amounts reported in this column reflect the aggregate grant date fair value as calculated under FASB ASC Topic 718. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements and notes thereto which are included elsewhere in this Form 10-K for a description of the assumptions used in making these calculations. Each director was awarded 2,500 shares of restricted stock and 2,500 shares of stock options except for Mr. Chao who received 2,500 restricted stock and 22,500 stock options. All awards were granted 8/15/2012.

The non-employee directors held the following numbers of stock options and unvested restricted stock as of December 31, 2012.

Director Name	Stock Options Outstanding	Unvested Restricted Stock Awards
Bill Campbell	22,500	2,500
Pierre Chao	22,500	2,500
John Hannon	—	—
Ken Minihan	32,500	2,500
Art Money	32,500	2,500
Caroline Pisano	—	—
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
Security Ownership of Certain Beneficial Owners and Management
The following table and accompanying notes set forth as of February 25, 2013, information with respect to the beneficial ownership of the Company’s Common Stock, $0.001 par value per share by (i) each person or group who beneficially owns more than 5% of the Common Stock, (ii) each of the directors of the Company, (iii) each of the officers of the Company named in the Summary Compensation Table, and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated by footnote, the nature of all beneficial ownership is direct.

Name and Address of Beneficial Owner*	Amount and Nature of Beneficial Ownership	Percent of Class(1)
5% Owners
AllianceBernstein LP (2)	2,610,045	7.1%
Baron Capital Group, Inc. and related parties (3)	3,000,000	8.2%
BlackRock, Inc. (4)	2,251,300	6.2%
Capital Research Global Investors (5)	2,390,000	6.5%
FMR, LLC (6)	1,895,700	5.2%
GEF Capital Company, LLC and related parties (7)	2,488,638	6.7%
The Hannon Family LLC and related parties (8)	2,250,000	6.0%
Pioneer Global Asset Management S.p.A. and related parties (9)	1,817,593	5.0%
Pioneer Investment Management, Inc. and related parties (10)	1,817,593	5.0%
Vedanta Opportunities Fund, L.P. and related parties (11)	1,969,092	5.3%
Executive Officers and Directors
Len Moodispaw (12)	1,356,500	3.7%
John Krobath (13)	372,203	1.0%
Mark Willard (14)	223,000	**
Kim DeChello (15)	219,240	**
Ed Jaehne (16)	67,015	**
Bill Campbell (17)	43,762	**
Pierre Chao (18)	15,875	**
John Hannon (19)	492,640	1.4%
Ken Minihan (20)	34,625	**
Art Money (21)	39,368	**
Caroline Pisano (22)	1,275,480	3.5%
All Directors and Executive Officers as a Group (11 persons) (23)	4,139,708	10.8%

*	The address of all directors and executive officers is c/o The KEYW Holding Corporation, 7740 Milestone Parkway, Suite 400, Hanover, MD 21076.
**	Less than 1%.
(1)
The percentages are calculated on the basis of 36,524,369 shares outstanding as of February 25, 2013 plus, for each person listed, securities deemed outstanding pursuant to Rule 13d-3(d)(1) under the Exchange Act. All restricted stock regardless of vesting status is included since these shares have voting rights.

(2)	Based on a Schedule 13G/A filed with the SEC on February 12, 2013 by AllianceBernstein LP. Principal Business Office address is 1345 Avenue of the Americas, New York, NY 10105.
(3)
Based on a Schedule 13G/A filed with the SEC on February 14, 2013 by Baron Capital Group, Inc., BAMCO, Inc., Baron Small Cap Fund and Ronald Baron. Principal Business Office address is 767 Fifth Avenue, 49th Floor, New York, NY 10153.

(4)	Based on a Schedule 13G filed with the SEC on January 30, 2013 by BlackRock, Inc. Principal Business Office address is 40 East 52nd Street, New York, NY 10022.
(5)	Based on a Schedule 13G filed with the SEC on February 13, 2013 by Capital Research Global Investors. Principal Business Office address is 333 South Hope Street, Los Angeles, CA 90071.

(6)
Based on a Schedule 13G filed with the SEC on February 14, 2013 by FMR, LLC, Fidelity Management and Research Company and Edward C. Johnson, III. Principal Business Office address is 82 Devonshire Street, Boston, MA 02109.

(7)
Based on a Schedule 13G filed with the SEC on February 14, 2011 by GEF Capital Company Holdings, LLC, GEF Management Corporation and Global Environment Capital Company, LLC. Principal Business Office address is c/o Global Environment Fund, 5471 Wisconsin Avenue, Suite 300, Chevy Chase, MD 20815.

(8)
Based on a Schedule 13G/A filed with the SEC on February 13, 2013, by The Hannon Family LLC, Glenn A. Hannon, Natalie R. Hannon Kizer and Nichole Potee. Principal Business Office address is 4416 East West Highway, Bethesda, MD 20814.

(9)
Based on a Schedule 13G/A filed with the SEC on February 14, 2013 by Pioneer Global Asset Management S.p.A. (PGAM). Principal Business Office address is Galleria San Carlo 6, Milan, Italy. According to such Schedule 13G, PGAM is a holding company incorporating all of the Pioneer  Investments asset management business (including  Pioneer Investment Management, Inc.(PIM) and  additional  PGAM  subsidiaries) and may therefore be deemed to beneficially own the shares indicated.  According to the Schedule 13G, the indicated shares are owned by (i) collective investment vehicles (funds) advised by PIM and (ii) funds advised by other advisors that are direct or indirect wholly-owned subsidiaries of PGAM.  In their roles as investment manager or advisor to such funds, PIM and such additional PGAM subsidiaries possess investment and/or voting control over the indicated shares. Oak Ridge Investments, LLC, as sub-advisor to PIM, has shared power to dispose or to direct the disposition of 1,817,593 of such shares.

(10)
Based on a Schedule 13G/A filed with the SEC on February 14, 2013 by Pioneer Investment Management, Inc. (PIM). Principal Business Office address is 60 State Street, Boston, MD 02109. According to such Schedule 13G, PIM is a direct subsidiary of PGAM.  PGAM is a holding company incorporating all of the Pioneer Investments asset management business (including PIM and additional PGAM subsidiaries).  According to the Schedule 13G, the indicated shares are owned by (i) collective investment vehicles (funds) advised by PIM and (ii) funds advised by other advisors that are direct or indirect wholly-owned subsidiaries of PGAM.  In their roles as investment manager or advisor to such funds, PIM and such additional PGAM subsidiaries possess investment and/or voting control over the indicated shares.  Oak Ridge Investments, LLC, as sub-advisor to PIM, has shared power to dispose or to direct the disposition of 1,817,593 of such shares.

(11)
Based on a Schedule 13G filed with the SEC on January 18, 2011 by Vedanta Opportunities Fund, L.P., Vedanta Associates, L.P., Vedanta Partners, LLC, Alessandro Piol and Parag Saxena. Principal Business Office address is 540 Madison Avenue, 38th Floor, New York, NY 10022.

(12)
Of the shares shown as beneficially owned, 530,114 are owned directly by Mr. Moodispaw, 30,000 are held jointly with his spouse, 46,500 are unvested restricted stock, 20,000 represent presently exercisable rights to acquire common stock through warrants, and 141,000 represent presently exercisable rights to acquire common stock through stock options. Shares deemed to be beneficially owned by Mr. Moodispaw include 273,386 shares of common stock and presently exercisable rights to acquire 315,500 shares of common stock through warrants held by The Leonard E. Moodispaw 2009 Grantor Retained Annuity Trust . Mr. Moodispaw has voting and dispositive power over the shares beneficially owned by the trust. Mr. Moodispaw disclaims beneficial ownership of the shares held by the trust except to the extent of his pecuniary interest therein.

(13)
Of the shares shown as beneficially owned, 78,828 are owned directly by Mr. Krobath, 24,000 are unvested restricted stock, 5,750 represent presently exercisable rights to acquire common stock through warrants, and 263,625 represent presently exercisable rights to acquire common stock through stock options.

(14)
Of the shares shown as beneficially owned, 124,000 are owned directly by Mr. Willard, 44,000 are unvested restricted stock, and 55,000 represent presently exercisable rights to acquire common stock through stock options.

(15)
Of the shares shown as beneficially owned, 127,190 are owned directly by Ms. DeChello, 43,300 are unvested restricted stock, and 48,750 represent presently exercisable rights to acquire common stock through stock options.

(16)
Of the shares shown as beneficially owned 13,515 are owned directly by Mr. Jaehne, 8,000 are unvested restricted stock, and 45,500 represent presently exercisable rights to acquire common stock through stock options.

(17)
Of the shares shown as beneficially owned, 20,387 are owned directly by Mr. Campbell, 5,500 are unvested restricted stock, 2,875 represent presently exercisable rights to acquire common stock through stock options and 15,000 represent presently exercisable rights to acquire common stock through stock options under his consulting firm Sanoch Management LLC.

(18)
Of the shares shown as beneficially owned, 2,500 are owned directly by Mr. Chao, 5,500 are unvested restricted stock and 7,875 represent presently exercisable rights to acquire common stock through stock options.

(19)
Of the shares shown as beneficially owned, 35,330 are owned directly by Mr. Hannon. Shares deemed to be beneficially owned by Mr. Hannon include 126,500 shares of common stock owned by The John G. Hannon Revocable Trust U/A DTD 03/09/04 and presently exercisable rights to acquire 272,728 shares of common stock through warrants held by such trust. Mr. Hannon has voting and dispositive power over the shares owned by the above entities. Mr. Hannon disclaims beneficial ownership of the shares except to the extent of his pecuniary interest therein. Also deemed as beneficially owned by Mr. Hannon include 46,082 shares of common stock owned by a daughter who resides in his household and presently exercisable rights to acquire 12,000 shares of common stock through warrants. Mr. Hannon disclaims beneficial ownership of these securities.

(20)
Of the shares shown as beneficially owned 3,500 are owned directly by Mr. Minihan, 5,500 are unvested restricted stock, and 25,625 represent presently exercisable rights to acquire common stock through stock options.

(21)
Of the shares shown as beneficially owned 6,662 are owned directly by Mr. Money, 5,500 are unvested restricted stock, 1,581 represent presently exercisable rights to acquire common stock through warrants, and 25,625 represent presently exercisable rights to acquire common stock through stock options.

(22)
Shares deemed to be beneficially owned by Caroline S. Pisano include: (i) shares held by Ms. Pisano herself, who beneficially owns 841,820 shares of common stock, 3,000 are unvested restricted stock, 2,250 represent presently exercisable rights to acquire common stock through stock options, and presently exercisable rights to acquire 20,000 shares of common stock through warrants; (ii) presently exercisable rights to purchase 403,410 shares of common stock through warrants held by The Caroline S. Pisano 2009 Irrevocable Trust and (iii) 5,000 shares owned by her mother who resides in her household. Ms. Pisano has voting and dispositive power over the shares beneficially owned by the trust. Ms. Pisano disclaims beneficial ownership of the shares held by the trust except to the extent of her pecuniary interest therein and disclaims beneficial ownership of the securities held by her mother.

(23)
Of the shares shown as beneficially owned, 633,125 represent presently exercisable rights to acquire Common Stock through stock options and 1,050,969 represent presently exercisable rights to acquire common stock through warrants.

Change in Control
There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plan Information
See Item 5 "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" beginning on page 29 in this Annual Report.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
Set forth below is a summary of any transactions occurring since December 31, 2011, or currently proposed transaction, that involve us and one or more of our (i) directors, (ii) executive officers, or (iii) beneficial owners of more than 5% of our common stock outstanding (a “5% stockholder”) (or any of the foregoing person's affiliates or associates) (which we refer to collectively as “related persons”), in each case, in which the amount involved in the transaction exceeds or will exceed $120,000.

Gwen Pal, who is our Vice President and Chief Compliance Officer, is the daughter of Len Moodispaw, our Chief Executive Officer and a member of our board of directors. In 2012, Ms. Pal's total compensation was approximately $175,600. This amount includes her base salary, bonus pay, gain on restricted stock vesting and KEYW matching contributions under our 401(k).
Review, Approval or Ratification of Transactions with Related Persons
We have adopted a related person transactions policy pursuant to which our executive officers, directors and principal stockholders, including their immediate family members, are not permitted to enter into a related person transaction with us without the consent of our audit committee, another independent committee of our board of directors or the full board. Any request for us to enter into a transaction with an executive officer, director, principal stockholder or any of such persons' immediate family members, in which the amount involved exceeds $120,000 will be required to be presented to our audit committee for review, consideration and approval. All of our directors, executive officers and employees will be required to report to our audit committee any such related person transaction. In approving or rejecting the proposed agreement, our audit committee will take into account, among other factors it deems appropriate, whether the proposed related person transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, the extent of the person's interest in the transaction and, if applicable, the impact on a director's independence. Under the policy, if we should discover related person transactions that have not been approved, the audit committee will be notified and will determine the appropriate action, including ratification, rescission or amendment of the transaction. A copy of our related person transactions policy is available on our website at www.keywcorp.com.
Director Independence
Under the NASDAQ Marketplace Rules, a majority of our board of directors must be comprised of independent directors, and each member of our audit, compensation and nominating and corporate governance committees must be an independent director, as defined under the NASDAQ Marketplace Rules. Under the NASDAQ Marketplace Rules, a director will not qualify as an “independent director” if, in the opinion of the company's board of directors, the director has any relationship which would interfere with the exercise of the director's independent judgment in carrying out his or her responsibilities as a director. In addition, under the NASDAQ Marketplace Rules, an independent director may not be an executive officer or employee of our company and must satisfy certain other requirements under the NASDAQ Marketplace Rules.

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

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The Company uses Grant Thornton LLP as its principal accountant. The following table shows the fees that were billed to the Corporation by Grant Thornton LLP for professional services rendered for the fiscal years ended December 31, 2012 and December 31, 2011.

Fee Category	2012	2011
(In thousands)
Audit Fees	$398,316	$462,684
Audit-Related Fees	113,690	33,600
Tax Fees	10,889	—
All Other Fees	6,376	61,710
Total Fees	$529,271	$557,994
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
Tax Fees
This category includes fees for the research and development tax credit study.
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
March 12, 2013

By:	/s/ John E. Krobath
John E. Krobath Executive Vice President and Chief Financial Officer; Principal Financial and Accounting Officer
March 12, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William I. Campbell	/s/ Arthur L. Money
William I. Campbell, Director	Arthur L Money, Director
March 12, 2013	March 12, 2013

/s/ Pierre A. Chao	/s/ Leonard E. Moodispaw
Pierre Chao, Director	Leonard E. Moodispaw, Director
March 12, 2013	March 12, 2013

/s/ John G. Hannon	/s/ Caroline S. Pisano
John G. Hannon, Director	Caroline S. Pisano, Director
March 12, 2013	March 12, 2013

/s/ Kenneth A. Minihan
Kenneth A. Minihan, Director
March 12, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
The KEYW Holding Corporation
We have audited the internal control over financial reporting of The KEYW Holding Corporation (a Maryland corporation) and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting ("Management's Report"). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. Our audit of and opinion on, the Company's internal control over financial reporting does not include internal control over financial reporting of Poole & Associates, Inc., and Sensage, Inc., wholly owned subsidiaries, whose collective financial statements reflect totals assets of 4% (less Goodwill and Intangible Assets) and 7% of revenues of the related consolidated financial statement amounts as of and for the year ended December 31, 2012. As indicated in Management's Report, Poole & Associates, Inc., was acquired on October 1, 2012 and Sensage, Inc. was acquired on October 12, 2012 and therefore management's assertion on the effectiveness of the Company's internal control over financial reporting excluded internal control over financial reporting of Poole & Associates, Inc. and Sensage, Inc.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in a reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of December 31, 2012 , and our report dated March 12, 2013, expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
/s/ GRANT THORNTON LLP

Baltimore, Maryland
March 12, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
The KEYW Holding Corporation
We have audited the accompanying consolidated balance sheets of The KEYW Holding Corporation (a Maryland corporation) and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The KEYW Holding Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2013, expressed an unqualified opinion.

/s/GRANT THORNTON LLP

Baltimore, Maryland
March 12, 2013

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$5,639	$1,294
Receivables	58,482	40,630
Inventories, net	8,739	7,242
Prepaid expenses	1,880	2,511
Income tax receivable	96	27
Deferred tax assets, current	3,149	1,193
Total current assets	77,985	52,897
Property and equipment, net	23,860	8,707
Goodwill	290,861	164,466
Other intangibles, net	53,799	39,002
Deferred tax assets	13,608	2,348
Other assets	2,562	211
TOTAL ASSETS	$462,675	$267,631
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,254	$4,136
Accrued expenses	8,393	4,370
Accrued salaries & wages	17,770	9,644
Revolver	21,000	49,500
Term note – current portion	5,688	—
Deferred income taxes	1,429	1,591
Total current liabilities	61,534	69,241
Long-term liabilities:
Term note – non-current portion	63,000	—
Non-current deferred tax liabilities	29,700	17,430
Other non-current liabilities	7,413	301
TOTAL LIABILITIES	161,647	86,972
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5 million shares authorized, none issued	—	—
Common stock, $0.001 par value; 100 million shares authorized, 36,135,542 and 25,770,795 shares issued and outstanding	36	26
Additional paid-in capital	292,715	173,371
Retained earnings	8,277	7,262
Total stockholders’ equity	301,028	180,659
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$462,675	$267,631

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Revenues
Services	$171,776	$159,748	$95,665
Integrated Solutions	71,744	30,839	12,323
Total	243,520	190,587	107,988
Costs of Revenues, excluding amortization
Services	125,362	115,343	69,312
Integrated Solutions	34,365	18,607	7,132
Total	159,727	133,950	76,444
Gross Profit
Services	46,414	44,405	26,353
Integrated Solutions	37,379	12,232	5,191
Total	83,793	56,637	31,544
Operating Expenses
Operating expenses	59,189	41,399	27,264
Intangible amortization expense	21,411	13,410	6,440
Total	80,600	54,809	33,704
Operating Income (Loss)	3,193	1,828	(2,160)
Non-Operating Expense (Income), net	2,264	1,075	(20,880)
Income before Income Taxes	929	753	18,720
Income Tax (Benefit) Expense, net	(86)	218	7,814
Net Income	$1,015	$535	$10,906
Weighted Average Common Shares Outstanding
Basic	28,239,945	25,991,914	17,581,887
Diluted	31,152,924	28,903,869	21,275,487
Earnings per Share
Basic	$0.04	$0.02	$0.62
Diluted	$0.03	$0.02	$0.51

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital (APIC)	(Accumulated Deficit) Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2010	14,187,520	$14	$66,504	$(4,179)	$62,339
Net income	—	—	—	10,906	10,906
Warrant exercise	1,152,791	1	4,975	—	4,976
Option exercise	11,878	—	90	—	90
Restricted stock forfeitures	(800)	—	—	—	—
Warrants issued in conjunction with sub-debt	—	—	585	—	585
Stock issued in initial public offering, net of expenses	9,639,090	10	88,813	—	88,823
Stock issued as part of acquisitions	486,554	1	5,471	—	5,472
Stock based compensation	77,500	—	1,920	—	1,920
BALANCE, DECEMBER 31, 2010	25,554,533	$26	$168,358	$6,727	$175,111
Net income	—	—	—	535	535
Warrant exercise	78,455	—	422	—	422
Option exercise	50,296	—	434	—	434
Restricted stock issuances	152,800	—	569	—	569
Restricted stock forfeitures	(12,000)	—	—	—	—
Stock issued as part of acquisitions	372,613	—	4,407	—	4,407
Stock based compensation	—	—	2,260	—	2,260
Stock repurchase	(425,902)	—	(3,079)	—	(3,079)
BALANCE, DECEMBER 31, 2011	25,770,795	$26	$173,371	$7,262	$180,659
Net income	—	—	—	1,015	1,015
Warrant Exercise	74,669	—	90	—	90
Option exercise	81,674	—	648	—	648
Stock issued in secondary offering, net of expenses	8,510,000	8	94,443	—	94,451
Restricted stock issuances	314,700	—	1,021	—	1,021
Restricted stock forfeitures	(44,400)	—	(82)	—	(82)
Equity issued as part of acquisitions	1,824,295	2	24,087	—	24,089
Stock based compensation	—	—	2,085	—	2,085
Stock repurchase	(396,191)	—	(2,948)	—	(2,948)
BALANCE, DECEMBER 31, 2012	36,135,542	$36	$292,715	$8,277	$301,028

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Net income	$1,015	$535	$10,906
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock compensation	3,024	2,829	1,920
Depreciation/Amortization	25,780	15,492	7,200
Loss on disposal of equipment	87	—	10
Non-cash interest expense	—	—	585
Non-cash impact of TAGG earn-out reduction	—	—	(21,950)
Windfall tax benefit from option exercise	(140)	(144)	—
Deferred taxes	(1,864)	(2,036)	7,668
Changes in balance sheet items:
Receivables	(8,546)	(1,784)	(7,294)
Inventory	(1,313)	(1,903)	(848)
Prepaid expenses	910	1,288	(911)
Income tax receivable	(69)	251	—
Accounts payable	(298)	(2,694)	(419)
Accrued expenses	(2,429)	(1,554)	1,708
Other balance sheet changes	(2,128)	23	(213)
Net cash provided by (used in) operating activities	14,029	10,303	(1,638)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(131,392)	(58,573)	(92,008)
Purchase of property and equipment	(10,721)	(3,508)	(1,909)
Proceeds from sale of equipment	—	—	128
Net cash used in investing activities	(142,113)	(62,081)	(93,789)
Cash flows from financing activities:
Proceeds from stock issuances	94,451	—	88,823
Proceeds from term note	70,000	—	5,000
Proceeds from revolver	51,500	79,500	19,600
Proceeds from subordinated debt	—	—	8,250
Repayment of debt	(81,312)	(30,000)	(32,850)
Repurchase of stock	(2,948)	(3,079)	—
Windfall tax benefit from option exercise	140	144	—
Proceeds from option and warrant exercises	598	712	5,066
Net cash provided by financing activities	132,429	47,277	93,889
Net increase (decrease) in cash and cash equivalents	4,345	(4,501)	(1,538)
Cash and cash equivalents at beginning of period	1,294	5,795	7,333
Cash and cash equivalents at end of period	$5,639	$1,294	$5,795
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,059	$680	$1,076
Cash paid for taxes	$5,797	$228	$—
Equity issued for acquisitions	$24,089	$4,407	$6,057
Non-cash fixed asset additions	$7,950	$—	$—

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Corporate Organization
The KEYW Holding Corporation (“Holdco” or "KEYW") was incorporated in Maryland in December 2009. Holdco is a holding company and conducts its operations through The KEYW Corporation (“Opco”) and its subsidiaries. Opco was incorporated in Maryland in May 2008 and began operations on August 4, 2008. Opco became Holdco's wholly-owned subsidiary on December 29, 2009, as part of a corporate reorganization (the “Reorganization”).
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
KEYW is a highly specialized provider of mission-critical cybersecurity, cyber superiority and geospatial intelligence solutions to U.S. Government defense, intelligence and national security agencies and commercial enterprises. Our core capabilities include solutions, services and products to support the collection, processing, analysis, and use of intelligence data and information in the domains of cyberspace and geospace. Our solutions are designed to respond to meet the critical needs for agile intelligence in the cyber age and to assist the U.S. government in national security priorities.
We have acquired more than fifteen businesses or operating entities since our inception including S&H Enterprises of Central Maryland, Inc. (“S&H”) on September 2, 2008, Integrated Computer Concepts, Incorporated (“ICCI”) on September 30, 2008, the majority of assets from Embedded Systems Design, Inc. (“ESD”) on July 23, 2009, the government contracting assets of Leading Edge Design & Systems, Inc. (“LEDS”) on October 29, 2009, the assets of the Systems Engineering and Technical Assistance unit that supports the National Reconnaissance Office from General Dynamics Advanced Information Systems, Inc. (“Recon”) on December 8, 2009, The Analysis Group, LLC (“TAGG”) on February 22, 2010, Insight Information Technology, LLC (“IIT”) on March 15, 2010, Sycamore.US, Inc. (“Sycamore”) on November 29, 2010, Everest Technology Solutions, Inc. (“Everest”) on December 10, 2010, JKA Technologies, Inc. (“JKA”) on March 31, 2011, Forbes Analytic Software, Inc. (“FASI”) on May 2, 2011, Flight Landata, Inc. (“FLD”) and its wholly owned subsidiary FLI-HI, LLC on August 5, 2011, certain government contracting assets from National Semiconductor Corporation (“TI”) on December 16, 2011, Poole and Associates, Inc. (“Poole”) on October 1, 2012, Sensage, Inc. (“Sensage”) on October 12, 2012, and certain assets from Rsignia Inc. (“Rsignia”) on November 27, 2012. See Note 2 - Acquisitions for additional information on these acquisitions.
Principles of Consolidation
The consolidated financial statements include the transactions of KEYW, Opco and their wholly owned subsidiaries, ICCI, S&H, TAGG, IIT, Sycamore, Everest, JKA, FASI, FLD, Poole, and Sensage from the date of their acquisition. All intercompany accounts and transactions have been eliminated.
Revenue Recognition
We derive the majority of our revenue from time-and-materials, firm-fixed-price, cost-plus-fixed-fee, and cost-plus-award-fee contracts. Revenues from cost reimbursable contracts are recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost reimbursable contracts, we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as prior award experience and communications with the client regarding performance. For cost reimbursable contracts with performance-based fee incentives, we recognize the relevant portion of the fee upon customer approval. For time-and-materials contracts, revenue is recognized based on billable rates times hours delivered plus materials and other reimbursable costs incurred. For firm-fixed price service contracts, revenue is recognized using the proportional performance based on the estimated total costs of the project. For fixed-price production contracts, revenue and cost are recognized at a rate per unit as the units are delivered or by other methods to measure services provided. This method of accounting requires estimating the total revenues and total contract costs of the contract. During the performance of contracts, these estimates are periodically reviewed and revisions are made as required. The impact on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses on such contracts. Estimated losses on contracts at completion are recognized when identified.

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
Revenue from software arrangements is allocated to each element of the arrangement based on the relative fair values of the elements, such as software licenses, upgrades, enhancements, maintenance contract types and type of service delivered, installation or training. The determination of fair value is based on objective evidence that is specific to the vendor (“VSOE”). If VSOE of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time as VSOE of fair value exists or until all elements of the arrangement are delivered, except in those circumstances in which the residual method may be used as described below.

With the Sensage acquisition, the Company's software products are licensed on a perpetual basis. In addition, the Company provides maintenance under a separate maintenance agreement, typically twelve months. Maintenance includes technical support and unspecified software upgrades and enhancements if and when available. Revenue from perpetual software licenses is recognized under the residual method for arrangements in which the software is sold with maintenance and/or professional services, and the Company has established VSOE of fair value for maintenance and professional services.

The Company recognizes software licenses, maintenance or professional services revenue only when there is persuasive evidence of an arrangement, delivery to the customer has occurred, the fee is fixed and determinable and collectability is reasonably assured.

Revenue from maintenance is deferred and recognized ratably over the term of each maintenance agreement. Revenue from professional services is recognized as the services are performed.
All revenue is net of intercompany adjustments.
Cost of Revenues
Cost of revenues consists primarily of compensation expenses for program personnel, the fringe benefits associated with this compensation and other direct expenses incurred to complete programs, including cost of materials and subcontract efforts.
Inventories
Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Our inventory consists of specialty products that we manufacture on a limited quantity basis for our customers. We manufacture at quantity levels that are projected to be sold in the six month period following production. The Company has not had any products sold below their standard pricing less applicable volume discounts. In 2012 and 2011, we had an inventory reserve balance of $963,000 and $471,000 respectively, for certain products where the market has not developed as expected.
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
Lease Incentives

As part of entering into the lease for the Company's current headquarters in 2012, the lessor provided the Company with a tenant improvement allowance. Typically, such allowances are in the form of cash and represent reimbursements to the Company for tenant improvements made to the leased space. These improvements are capitalized as property and equipment, and the allowances are classified as a deferred lease incentive liability. This incentive is considered a reduction of rental expense by the lessee over the term of the lease and is recognized on a straight-line basis over the same term.

Software Development Costs

Costs of internally developed software for resale are expensed until the technological feasibility of the software product has been established. In accordance with the pronouncement on software development costs of the Accounting standards Codification (“ASC”), software development costs are capitalized and amortized over the product's estimated useful life. The Company determined that it had achieved technological feasibility during the third quarter of 2012 on certain software being developed and has capitalized approximately $1.5 million of software development costs as of December 31, 2012. No amortization was recognized related to these capitalized software costs at December 31, 2012 as the product was not yet available for sale.
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
Goodwill
Purchase price in excess of the fair value of tangible assets and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. In accordance with FASB ASC Topic 350-20, Goodwill, the Company tests for impairment at least annually, using a two-step approach. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The test in the fourth quarter of 2011 was performed as a single unit as it was prior to the Company's change to two segments. As of the measurement date October 1, 2012, the Company operates as two reporting units. The fair value of each reporting unit is estimated using a combination of income and market approaches. If the carrying amount of the unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company evaluated goodwill during the fourth quarter of fiscal years 2012 and 2011 and found no impairment to the carrying value of goodwill.
Intangibles
Intangible assets consist of the value of customer related intangibles acquired in various acquisitions. Intangible assets are amortized on a straight line basis over their estimated useful lives unless the pattern of usage of the benefits indicates an alternative method is more representative. The useful lives of the intangibles range from one to seven years.
Concentrations of Credit Risk
We maintain cash balances that, at times, during the years ended December 31, 2012 and 2011 exceeded the federally insured limit on a per financial institution basis. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to cash. In addition, we have credit risk associated with our receivables that arise in the ordinary course of business. In excess of 90% of our contracts are issued by the U.S. Government and any disruption to cash payments from our end customer could put the Company at risk.
Use of Estimates
Management uses estimates and assumptions in preparing these consolidated financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Significant estimates include amortization lives, depreciation lives, percentage of completion revenue, inventory obsolescence reserves, income taxes and stock compensation expense. Actual results could vary from the estimates that were used.
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
Research and Development
Internally funded research and development expenses are expensed as incurred and are included in cost of operations in the accompanying consolidated statement of operations. In accordance with FASB ASC Topic 730 - Research and Development, such costs consist primarily of payroll, materials, subcontractor and an allocation of overhead costs related to product development. Research and development costs totaled $5,353,000, $2,323,000 and $990,000 for years ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively.
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
For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax liability or benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax obligations or benefits and subsequent adjustments as considered appropriate by management. The Company's policy is to record interest and penalties as an increase in the liability for uncertain tax obligations or benefits and a corresponding increase to the income tax provision. No such adjustments were recorded as of December 31, 2012, December 31, 2011, or December 31, 2010.
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

The following table presents the calculation of basic and diluted net income per share (in thousands except per share amounts):

	December 31, 2012	December 31, 2011	December 31, 2010
Net income	$1,015	$535	$10,906
Weighted average shares – basic	28,240	25,992	17,582
Effect of dilutive potential common shares	2,913	2,912	3,693
Weighted average shares – diluted	31,153	28,904	21,275
Net income per share – basic	$0.04	$0.02	$0.62
Net income per share – diluted	$0.03	$0.02	$0.51
Anti-dilutive share-based awards, excluded	796	768	—
Outstanding options and warrants, total	7,825	6,828	6,401
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
Share-Based Compensation
As discussed in Note 10, the shareholders approved the 2013 KEYW Holding Corporation Stock Incentive Plan in August 2012. The 2013 Stock Incentive Plan, which takes effect on January 1, 2013, replaces the 2009 Stock Incentive Plan. The Company adopted the 2009 Stock Incentive Plan in December 2009 in conjunction with the corporate reorganization. The Company had originally adopted a stock option plan in 2008. The Company applies the fair value method that requires all share-based payments to employees and non-employee directors, including grants of employee stock options, be expensed over their requisite service period based on their fair value at the grant date, using a prescribed option-pricing model. We use the Black-Scholes option-pricing model to value share-based payments. Compensation expense related to share-based awards is recognized on an accelerated basis. The expense recognized is based on the straight-line amortization of each individually vesting piece of a grant. Our typical grant vests 25% at issuance and 25% per year over the next three years. We expense the initial 25% vesting at issuance, all of the first year vesting in the first twelve months, the third vesting would be expensed over twenty-four months and the fourth tranche would be expensed over thirty-six months. The calculated expense is required to be based upon awards that ultimately vest and we have accordingly, reduced the expense by estimated forfeitures.
The following assumptions were used for option grants during the periods ended December 31, 2012, December 31, 2011, and December 31, 2010.
Dividend Yield — The Company has never declared or paid dividends on its common stock and has no plans to do so in the foreseeable future.
Risk-Free Interest Rate — Risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term approximating the expected life of the option term assumed at the date of grant.
Expected Volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The expected volatility is based on the historical volatility of existing comparable public companies for a period that approximates the estimated life of the options. The Company used comparable public companies volatility due to insufficient trading history of our own stock until the fourth quarter of 2012, at which time the Company began using its own volatility.
Expected Term of the Options - This is the period of time that the options granted are expected to remain unexercised. The Company estimates the expected life of the option term based on the expected tenure of employees and historical experience.
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

Segment Reporting
FASB ASC Section 280, Segment Reporting, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. The guidance also establishes standards for related disclosures about products and services, geographic areas and major customers. Management has concluded that the Company, beginning in the fourth quarter of 2011, operates in two segments based upon the information used by the chief operating decision maker to evaluate the performance of its business and allocating resources and capital. These segments are Services and Integrated Solutions. Our Services segment encompasses revenue generated from labor-based activities. The Integrated Solutions segment contains all activities of our Company that are product related or originated from a product.
Recently Issued Accounting Pronouncements
In May 2011, the FASB issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. We were required to adopt this standard in the first quarter of 2012. The adoption did not have a material impact on our financial statements.
In September 2011, the FASB issued guidance that simplified how entities test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. This guidance has not had a material effect on our financial statements.
In July, 2012, the FASB issued guidance on testing for indefinite-lived intangible assets for impairment. The new guidance provides an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. The Company's adoption of this accounting guidance will not have a material impact on its financial statements and related disclosures as it has no indefinite-lived intangible assets.
2. ACQUISITIONS
The Company has completed multiple acquisitions since it began operations in August 2008. The acquisitions were made to increase the Company’s skill sets and to create sufficient critical mass to be able to serve as prime contractor on significant contracts. All of the acquisitions resulted in the Company recording goodwill and other intangibles. The goodwill was a result of the acquisitions focusing on acquiring cleared personnel to expand our presence with our main customers. The value of having that personnel generated the majority of the goodwill from the transactions and drove much of the purchase price in addition to other identified intangibles including contracts, customer relationships, contract rights and intellectual property. Several of the acquisitions involved issuance of Company common stock. The stock price for acquisition accounting was determined by the fair value on the acquisition date.
Details of the acquisitions completed since January 1, 2011 are outlined below:
JKA Technologies, Inc.
On March 31, 2011, the Company acquired all of the outstanding stock of JKA Technologies, Inc. (“JKA”) for $11.3 million in cash and 200,643 shares of KEYW common stock valued at $12.28 per share, for a total purchase price of approximately $14 million. The Company has recorded $2.7 million of intangibles exclusively related to acquired contracts that have an estimated life of 3 years. This was an acquisition of a Qualified Subchapter S Subsidiary which allows the transaction to be treated as an asset acquisition for tax purposes, thereby allowing the Company to amortize goodwill over 15 years for tax reporting. The goodwill is not amortizable for GAAP reporting.
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
Poole and Associates, Inc.
On October 1, 2012, the Company acquired Poole and Associates, Inc. for $116.0 million in cash and 794,913 shares of KEYW common stock valued at $12.58 per share for a total purchase price of $126.0 million adjusted for working capital targets as defined in the purchase agreement. The goodwill and intangible assets associated with this acquisition are not deductible for tax purposes, however the identified intangible assets are amortized under US GAAP. The Company has recorded $21.7 million of intangible assets related to acquired contracts, contract based rights and trade name. These assets will be amortized over periods from 2 - 5 years.
Poole was founded in 1999 and is headquartered in Annapolis Junction, MD. Poole provides systems engineering, software development, program management, and technical support to the intelligence community as well as bringing several prime contracts to the Company. Poole had approximately 152 employees at the time of acquisition, of whom 124 have security clearances at the highest level.
Sensage, Inc
On October 12, 2012, the Company acquired Sensage, Inc. and its wholly owned subsidiary Sensage International, Inc for $15.0 million in cash and 713,151 shares of KEYW stock value at $12.62 for a total initial purchase price of $24.0 million as adjusted for working capital targets as defined in the purchase agreement. There was additional consideration consisting of up to $7.5 million of KEYW common stock and $3.0 million of the cash contingent upon Sensage meeting certain revenue targets for the second half of 2012. Based on the actual performance during the earn-out period, an additional $78,000 of cash was paid to Sensage shareholders from the earn-out. The goodwill and intangibles are not deductible for tax purposes, however the identified intangible assets are amortized under US GAAP. The Company has recorded $8.5 million of intangible assets related to acquired customer relationships, intellectual property and trade name. These assets will be amortized over periods ranging from 1 - 5 years.
Sensage was founded in 2001 and is headquartered in Redwood City, CA. Sensage provides system incident event management software through its proprietary solution and brings commercial software experience to the Company. Sensage had approximately 35 employees at the time of acquisition most of whom were not cleared at any level.
Other Acquisitions
During the fourth quarter of 2012, subsequent to the above acquisitions, the Company acquired the assets of Rsignia, Inc. and Dilijent solutions, LLC ("Dilijent") in two separate asset transactions. The total consideration paid for these two purchases was

$7.0 million and equity, valued at $4.8 million, consisting of 316,231 shares of KEYW common stock and warrants to purchase another 158,116 shares at $12.65. Neither of these acquisitions are considered material to the financial results of KEYW and are not included in the pro forma tables below for that reason.
The total purchase price paid for the acquisitions described above have been allocated as follows (in thousands):

	JKA	FASI	FLD	TI	Poole	Sensage	Rsigna/Dilijent

Cash	$8	$452	$4,614	$—	$4,412	$1,948	$(6)
Current assets, net of cash acquired	2,934	2,413	5,126	—	7,278	8,995	801
Fixed assets	87	14	3,875	—	755	61	123
Intangibles	2,680	2,775	21,741	2,500	21,709	8,498	6,001
Goodwill	9,097	14,155	10,607	1,500	110,928	9,630	5,837
Other assets	—	—	—	—	29	54	—
Total Assets Acquired	14,806	19,809	45,963	4,000	145,111	29,186	12,756
Current liabilities	1,079	2,661	944	2,000	8,045	6,700	1,333
Long-term obligations	—	—	9,787	—	9,140	—	—
Total Liabilities Assumed	1,079	2,661	10,731	2,000	17,185	6,700	1,333
Net Assets Acquired	$13,727	$17,148	$35,232	$2,000	$127,926	$22,486	$11,423
Net Cash Paid	$11,255	$14,753	$30,618	$2,000	$113,545	$11,246	$6,601
Equity Issued	2,464	1,943	—	—	9,969	9,292	4,828
Actual Cash Paid	$11,263	$15,205	$35,232	$2,000	$117,957	$13,194	$6,595
All acquisitions were accounted for using the acquisition method of accounting. Results of operations for each acquired entity are included in the consolidated financial statements from the date of each acquisition. Each of the acquisitions outlined above complements the Company's strategic plan to expand its classified intelligence offerings into the national security marketplace. These acquisitions provide the Company with access to key customers, security clearances and technical expertise. The Sensage, Rsignia, and Dilijent acquisitions also provided expertise and product offerings in the commercial software market. As a result of these factors, the Company was willing to pay a purchase price that resulted in recording goodwill as part of the purchase price allocation.
The tables below summarize the unaudited pro forma income statements for 2012 and 2011 assuming these acquisitions had been completed on the first day of the earliest period presented. These pro forma statements do not include any adjustments that may have resulted from synergies between the acquisitions, intercompany transactions, or for amortization of intangibles other than during the period the acquired entities were part of the Company. The 2011 activity for JKA, FASI and FLD includes the financial activity in 2011 prior to acquisition. The 2012 activity for Poole and Sensage represents the financial activity in 2012 prior to acquisition. Activity for the TI, Rsignia, and Dilijent acquisitions are not included for any period presented due to their immateriality individually and in aggregate.

	For the Year Ended December 31, 2011 (In thousands)
	JKA	FASI	FLD	KEYW	Poole (1)	Sensage	Total

Revenue	$3,381	$3,903	$17,282	$190,587	$40,587	$11,858	$267,598
Cost of Revenues	1,659	2,258	8,317	133,950	29,337	2,490	178,011
Gross Profit	1,722	1,645	8,965	56,637	11,250	9,368	89,587
Operating Expenses	1,844	3,611	3,124	54,809	9,064	9,639	82,091
Operating (Loss) Income	(122)	(1,966)	5,841	1,828	2,186	(271)	7,496
Non-operating (Income) Expense	(2)	39	214	1,075	—	419	1,745
(Loss) Income before Taxes	(120)	(2,005)	5,627	753	2,186	(690)	5,751
Tax Expense	—	—	2,257	218	866	2	3,343
Net (Loss) Income	$(120)	$(2,005)	$3,370	$535	$1,320	$(692)	$2,408

(1)	Poole's financials are for the year ended March 31, 2012.

	For the Year Ended December 31, 2012 (In thousands)
	Poole	Sensage	KEYW	Total

Revenue	$42,321	$6,820	$243,520	$292,661
Cost of Revenues	32,173	2,281	159,727	194,181
Gross Profit	10,148	4,539	83,793	98,480
Operating Expenses	7,387	7,654	80,600	95,641
Operating Income (Loss)	2,761	(3,115)	3,193	2,839
Non-operating Expense	2	357	2,264	2,623
Income (Loss) before Taxes	2,759	(3,472)	929	216
Tax Expense (Benefit)	1,425	—	(86)	1,339
Net Income (Loss)	$1,334	$(3,472)	$1,015	$(1,123)
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
At December 31, 2012 and 2011, the Company did not have any financial assets or liabilities that were carried at fair value.
4. ACCOUNTS RECEIVABLES
Accounts receivable consist of the following:

	(In thousands)
Accounts Receivable	December 31, 2012	December 31, 2011
Billed AR	$40,689	$25,717
Unbilled AR	17,793	14,913
Total AR	$58,482	$40,630
Unbilled amounts represent revenue recognized which could not be billed by the period end based on contract terms. The majority of the unbilled amounts were billed subsequent to period end. Retainages typically exist at the end of a project and/or if there is a disputed item on an invoice received by a customer. At December 31, 2012 and December 31, 2011, retained amounts are insignificant and are expected to be collected subsequent to the balance sheet date.
As part of the acquisitions in 2012, an allowance for doubtful accounts was acquired in the amount of $351,000. The accounts receivable recorded in the acquisition accounting were net of this reserve. This reserve comprises both a specific and generic accounts receivable reserve which are evaluated at each quarter end.
Most of the Company's revenues are derived from contracts with the U.S. Government, in which we are either the prime contractor or a subcontractor, depending on the award.

5. INVENTORIES
Inventories at December 31, 2012 and December 31, 2011, consisted of work in process at various stages of production and finished goods. This inventory, which consists primarily of mobile communication devices, is valued at the lower of cost (as calculated using the weighted average method) or market. The cost of the work in process consists of materials put into production, the cost of labor and an allocation of overhead costs. At December 31, 2012, we reserved $963,000 for certain inventory items where the market has not developed as expected. A reserve of $471,000 was recorded at December 31, 2011.

Inventory Reserve	Activity
Balance - January 1, 2011	$—
Additions	471,000
Balance - December 31, 2011	$471,000
Additions	750,000
Write-offs	(258,000)
Balance - December 31, 2012	$963,000

6. PREPAID EXPENSES
Prepaids at December 31, 2012 and December 31, 2011 primarily consist of prepaid insurance, bonuses, interest, rent, prepaid taxes and professional fees.
7. PROPERTY AND EQUIPMENT
Property and equipment are as follows:

	(In thousands)
Property and Equipment	December 31, 2012	December 31, 2011
Aircraft	$7,797	$5,249
Leasehold	12,289	1,459
Manufacturing Equipment	2,605	1,839
Office Equipment	8,273	3,317
Total	$30,964	$11,864
Accumulated Depreciation	(7,104)	(3,157)
Property and Equipment, net	$23,860	$8,707
Depreciation expense charged to operations was $4,369,000, $2,082,000, and $760,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Certain of our aircraft and equipment are stored and operated out of military bases located overseas.
In May 2012 we moved into new office space which provided leasehold improvements paid by the lessor totaling $8.0 million.

8. AMORTIZATION OF INTANGIBLE ASSETS
The following values and useful lives were assigned to intangible assets (other than goodwill) for the acquisitions noted below.

	December 31, 2012 (In thousands)
Acquisition	Intangible	Gross Book Value	Accumulated Amortization	Net Book Value
S&H	Contracts - Fixed Price Level of Effort	$1,606	$1,205	$401
ICCI	Contracts - Fixed Price Level of Effort	1,181	1,026	155
ICCI	Contracts - T&M and IDIQ	3,018	2,982	36
ESD	Contracts	1,207	831	376
TAGG	Contracts	10,457	9,949	508
IIT	Contracts	1,615	1,503	112
IIT	Trade name	182	169	13
Sycamore	Contracts	5,898	4,096	1,802
Everest	Contracts	4,690	1,954	2,736
JKA	Contracts	2,680	1,563	1,117
FASI	Contracts	2,775	1,156	1,619
FLD	Customer Relationships	17,549	10,287	7,262
FLD	Contracts	2,234	1,582	652
FLD	Technology Assets	1,958	1,148	810
TI	Contracts	2,500	521	1,979
Poole	Trade Name	795	159	636
Poole	Contract rights	20,914	1,046	19,868
Sensage	Marketing	249	50	199
Sensage	Intellectual Property	4,567	381	4,186
Sensage	Customer Relationships	3,682	184	3,498
Rsignia	Intellectual Property	5,001	139	4,862
Dilijent	Intellectual Property	1,000	28	972
		$95,758	$41,959	$53,799

	December 31, 2011 (In thousands)
Acquisition	Intangible	Gross Book Value	Accumulated Amortization	Net Book Value
S&H	Contracts – Fixed Price Level of Effort	$1,606	$972	$634
ICCI	Contracts – Fixed Price Level of Effort	1,181	802	379
ICCI	Contracts – T&M and IDIQ	3,018	2,886	132
ESD	Contracts	1,207	590	617
LEDS	Contracts	1,019	856	163
Recon	Contracts	925	722	203
TAGG	Contracts	10,457	6,463	3,994
IIT	Contracts	1,615	964	651
IIT	Trade name	182	109	73
Sycamore	Contracts	5,898	2,130	3,768
Everest	Contracts	4,690	1,016	3,674
JKA	Contracts	2,680	670	2,010
FASI	Contracts	2,775	462	2,313
FLD	Customer Relationships	17,549	3,026	14,523
FLD	Contracts	2,234	465	1,769
FLD	Technology Assets	1,958	338	1,620
TI	Contracts	2,500	21	2,479
		$61,494	$22,492	$39,002

Estimated future intangible amortization expense by year (In thousands):
2013	2014	2015	2016	2017
$24,091	$11,135	$9,486	$5,398	$3,689
The Company recorded amortization expense of $21.4 million, $13.4 million, and $6.4 million for the years ended December 31, 2012, 2011, and 2010, respectively.
9. DEBT
On October 1, 2012, the Company entered into a senior credit agreement, (the “Credit Agreement”), by and among itself, the KEYW Corporation, as the borrower (the “Borrower”), the domestic direct and indirect subsidiary guarantors of KEYW (the “Subsidiary Guarantors”), the lenders and Royal Bank of Canada, as administrative agent. Under the Credit Agreement, the Company provided a guaranty of all of the obligations of the Borrower. The Credit Agreement provides the Borrower a $60 million term loan and a $40 million revolving credit facility, (the “Revolver”). The Revolver includes a $10 million swing line and a $15 million letter of credit sub-facility. The Credit Agreement includes an uncommitted accordion facility, permitting the Borrower to obtain up to an additional $35 million, subject to certain conditions. The five year Credit Agreement bears cash interest at either selected LIBOR plus a specified margin based on the Company's then existing Senior Leverage Ratio (as defined in the Credit Agreement) or an alternative base rate plus a specified margin. The Term Loan and the Revolver are secured by a security interest and lien on substantially all of KEYW's, the Borrower's and the Subsidiary Guarantor's assets including a pledge of one hundred percent of the equity securities of the Borrower and the Subsidiary Guarantors.
On November 20, 2012, the Company amended the Credit Agreement to increase both the term loan and the amount available under the Revolver by $10 million each as well as adding additional lenders to the Credit Agreement. This brings the term loan to $70 million and the Revolver to $50 million. The Company is required to comply with certain financial covenants contained in the Credit Agreement. As of December 31, 2012, the Company was in compliance with all covenants as under the Credit agreement.
In connection with the issuance of the term loan and revolving credit facility in 2012 the Company incurred $3,199,000 in financing costs. These financing costs are being amortized ratably over a five year period, the life of the related debt. The Company recognized $159,000 in amortization expense in the year ended December 31, 2012. The Company is estimated to incur $640,000, $640,000, $640,000, $640,000, $480,000 in future amortization expense for the subsequent years ended December 31, 2013 - 2017 respectively. The agreement also has a $37,500 quarterly agency payable as incurred. This amount is not included in the deferred financing costs as it only applies until the loans are repaid.
At December 31, 2012, the Company had fully drawn the $70 million available under the term loan and had $21.0 million outstanding under the revolver. The Company has recorded the revolver as a current debt due to the unstructured repayment terms and the Company's practice of using free cash flow to pay down debt. The term loan requires certain quarterly payments and the first of those payments was made on December 31, 2012 in the amount of $1.3 million, bringing the term loan balance to $68.7 million. The payment schedule for the term loan by year is as follows:

Required Loan Payments (In thousands) :
2013	2014	2015	2016	2017
$5,688	$7,000	$7,000	$7,000	$42,000
Interest expense recorded under the new facilities was $1.0 million during 2012.
In February 2011, the Company entered into a $50 million credit facility that included an accordion feature allowing for an additional $25 million in borrowing. The credit facility was a three year agreement multi-bank facility with Bank of America as lead bank. In conjunction with the FLD acquisition, the Company increased the credit facility to $65 million and reloaded the accordion to $25 million. The borrowing availability under this facility was based on KEYW's 'Total Leverage Ratio' which was a relationship between 'Funded Indebtedness' to EBITDA as defined in the credit agreement. The agreement contains standard financial covenants. When drawing funds on this facility we had the option of choosing between a 'Euro Rate Loan' which was based on the British Bankers Association LIBOR or a 'Base Rate Loan' which was based on the higher of (a) the Federal Funds Rate plus ½ of 1.0%, (b) the Prime Rate, or (c) The Eurodollar Rate plus 1.0%. If we had selected the 'Euro Rate Loan' the actual 'applicable rate' would have been 200 to 300 basis points above the stated rate depending on our most recent quarterly calculation of our 'Total Leverage Ratio'. If we had selected the 'Base Rate Loan' the actual 'applicable rate' would have been 100 to 200 basis points above the stated rate depending on our most recent quarterly calculation of our 'Total Leverage Ratio'. We were able to lock in our selected interest rates for periods of up to six months. Interest expense recognized in the year ended December 31, 2012 related to this agreement was approximately $1,286,000. Interest expense for the years ended December 31, 2011 and December 31, 2010 was $907,000 and $1,076,000, respectively. This agreement was paid in full and terminated on September 28, 2012.
10. SHARE-BASED COMPENSATION
On December 29, 2009, the Company, in conjunction with the corporate reorganization, adopted the 2009 Stock Incentive Plan. The plan terms are similar to the Company's previous 2008 Plan, except that the new plan has a maximum amount of shares available for issuance of 12,000,000 with a soft cap of 12% of the outstanding shares available for issuance. The 2009 plan provides for the issuance of stock options, restricted stock and restricted stock units.
On August 15, 2012, the shareholders approved the 2013 KEYW Holding Corporation Stock Incentive Plan. The 2013 plan, which takes effect on January 1, 2013, replaces the 2009 plan and provides for the issuance of restricted stock, stock options, and restricted stock units with a maximum of 2,000,000 shares available for issuance.
Stock Options
The Company generally issues stock option awards that vest over varying periods, ranging from three to five years, and have a ten-year life. We estimate the fair value of stock options using the Black-Scholes option-pricing model. Because our common stock did not have a sufficient trading history, we did not use historical data to determine volatility of our stock until the fourth quarter of 2012. Prior to that, we determined volatility by using the historical stock volatility of public companies in our industry with similar characteristics. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. All option awards terminate within ninety days or sooner after termination from the Company except as provided in certain circumstances with regard to our senior executive employment agreements.
The option grants during 2012 and 2011 consist of options issued to new hires, employees acquired through acquisitions and discretionary awards. All equity issuances are priced at market value based upon our publicly-traded share price on the date of grant.
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
The Black-Scholes model requires certain inputs related to dividend yield, risk-free interest rate, expected volatility and forfeitures in order to price the option values. During 2012, 2011 and 2010 our assumptions related to these inputs were as follows:

	2012	2011	2010
Dividend yield	—%	—%	—%
Risk-free interest rate	0.62% - 1.03%	0.87% – 2.24%	1.00% – 3.00%
Expected volatility	28.35% - 52.82%	28.35% – 36.35%	28.35% – 38.55%
Forfeitures	15.00% - 39.00%	15.00% – 39.00%	15.00% – 30.00%
A summary of stock option activity is as follows:

	Number of Shares	Option Exercise Price	Weighted Average Exercise Price
Outstanding 01/01/2010	1,032,250
Granted	811,400	$5.50 - $14.33	$10.72
Exercised	(11,878)	$5.00 - $12.65	$7.57
Cancelled	(98,810)	$5.00 - $12.65	$6.66
Outstanding 12/31/2010	1,732,962
Granted	726,200	$6.90 - $14.57	$12.03
Exercised	(50,296)	$5.00 - $11.99	$5.76
Cancelled	(170,193)	$5.00 - $14.57	$9.82
Options Outstanding 12/31/2011	2,238,673
Granted	1,393,700	$7.06 - $13.00	$10.62
Exercised	(81,674)	$5.00 - $12.28	$6.22
Cancelled	(364,285)	$5.00 - $14.57	$9.50
Options Outstanding 12/31/2012	3,186,414
All stock based compensation has been recorded as part of operating expenses. Accounting standards require forfeitures to be estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture estimates are disclosed in the information surrounding the option grants. For the periods ended December 31, 2012, 2011, and 2010 share-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. The total unrecognized stock compensation expense at December 31, 2012 is approximately $8.2 million which will be recognized over three years.
As of December 31, 2012, outstanding stock options were as follows:

Exercise Price	Options Outstanding	Intrinsic Value	Options Vested	Intrinsic Value	Weighted Average Remaining Life (Years)
$5.00	109,950	$845,515	94,250	$724,783	5.80
$5.50	752,725	5,412,093	645,378	4,640,268	6.83
$6.90 - $7.66	384,386	2,025,213	36,820	194,467	9.07
$7.96 - $8.14	92,274	433,819	42,045	198,213	8.90
$9.17 - $10.98	415,205	1,249,234	219,658	690,737	8.14
$11.18 - $11.99	176,350	170,430	108,924	98,292	8.23
$12.28 - $12.65	121,274	29,777	68,517	14,595	8.22
$12.69 - $14.57	1,134,250	—	327,692	—	9.20
	3,186,414	$10,166,081	1,543,284	$6,561,355

2009 STOCK INCENTIVE PLAN
Total equity available to issue	4,336,265
Total equity outstanding or exercised	3,070,192
Total equity remaining(1)	1,266,073
(1) These shares will not be issued as the 2009 plan is now frozen.
Restricted Stock Awards
During 2012, the Company issued restricted stock for employee incentive plans and strategic hires. The Company issued 259,200 shares of restricted common stock to existing employees under the long-term incentive plan. These shares cliff vest in three years. The Company issued an additional 55,500 restricted shares to new hires, employee discretionary awards and board members. The majority of these shares cliff vest in three years. The expense for these shares will be recognized over the vesting life of each individual tranche of shares based upon the fair value of a share of stock at the date of grant. All restricted stock awards have no exercise price.
During 2011, the Company issued restricted stock for employee incentive plans, strategic hirings and related to the FASI acquisition. The Company issued 37,800 shares of restricted common stock to existing employees under the long-term incentive plan. These shares cliff vest in three years. The Company issued an additional 27,000 restricted shares to three other employees. The majority of these shares cliff vest in three years. Another 84,000 shares were issued in conjunction with the FASI acquisition in May 2011 and 4,000 shares in August 2011. These shares vest 25% on June 15, 2013, 25% on December 15, 2013, 25% on June 15, 2014 and 25% on December 15, 2014. The expense for these shares will be recognized over the vesting life of each individual tranche of shares based upon the fair value of a share of stock at the date of grant. All restricted stock awards have no exercise price.
As of December 31, 2012, outstanding unvested restricted stock awards were as follows:

Unvested Shares
Outstanding 01/01/10	539,940
Granted	77,500
Vested	(167,480)
Cancelled	(800)
Outstanding 12/31/10	449,160
Granted	152,800
Vested	(186,414)
Cancelled	(12,000)
Outstanding 12/31/11	403,546
Granted	314,700
Vested	(221,263)
Cancelled	(44,400)
Outstanding 12/31/12	452,583
Employee Stock Purchase Plan
Effective January 1, 2011, the Company offered an Employee Stock Purchase Plan (“ESPP”) to employees. Under the terms of the ESPP, employees may purchase up to 1,000 shares per quarter at a 15% discount to the market price on the last trading day of the quarter. The Company has elected to use open market purchases for all shares issued under the ESPP. In 2012 and 2011, the Company recognized expense of $163,000 and $242,000, respectively, under the plan.
11. WARRANTS
During 2012, warrant holders exercised 74,669 warrants with 12,500 warrants exercised at $4.00 per share and 7,273 warrants exercised at $5.50 per share. The total cash received from these exercises was approximately $90,000. Under the warrant agreements, warrants may be cashlessly exercised based on the average price of the Company's common stock for 5 days prior to exercise. Under this methodology 89,432 of the total exercised warrants were exchanged for 54,896 shares of the Company's common stock in cashless exercises.
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
In conjunction with the Rsignia acquisition, the Company issued 158,116 warrants to purchase KEYW common stock at $12.65 per share. These warrants vested immediately and expire seven years from issuance.
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
As of December 31, 2012, outstanding warrants were as follows:

Exercise Price	Warrants Outstanding	Warrants Vested	Weighted Average Remaining Life (Years)
$4.00	2,023,250	2,023,250	2.64
$5.50	2,246,780	2,246,780	3.40
$9.25	210,000	210,000	4.21
$12.65	158,116	158,116	6.90
	4,638,146	4,638,146
12. COMMITMENTS AND CONTINGENCIES
The Company leases certain office equipment and operating facilities under non-cancellable operating leases that expire at various dates through 2022. Certain leases contain renewal options. Rental payments on certain leases are subject to annual increases based on escalation clauses and increases in the lessor's operating expenses. For the leases that require fixed rental escalations during their lease terms, rent expense is recognized on a straight-line basis resulting in deferred rent. The deferred rent included in other liabilities both current and non-current totaled $8,300,000 of which $7,602,000 related to the lease incentive liability and $293,000 at December 31, 2012 and 2011, respectively. The Company has several office facilities for which it is committed on a month-to-month basis. Total net lease expense was $3,247,000, $2,029,000 and $1,884,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
The schedule below shows the future minimum lease payments required under our operating leases as of December 31, 2012.

	(In Thousands)
Type	2013	2014	2015	2016	2017	Thereafter
Facilities/Office space	$5,154	$5,045	$5,151	$4,943	$4,578	$16,164
Office equipment	44	23	11	—	—	—
Operating Leases	$5,198	$5,068	$5,162	$4,943	$4,578	$16,164
The main operating lease for our headquarters facility is leased from one of our former affiliates. The stockholder ceased being an affiliate of the Company effective September 29, 2011. The current lease space “Milestone” was entered into in May 2012 and continues until May 2022. Total cash paid for the Milestone space including common area maintenance, utilities, and leasehold improvements was $1,540,000 for 2012. Annual lease payments under the Milestone lease approximate $3,231,000 through 2022. We had previously entered into a lease with the same former affiliate. We were released from the majority of that lease upon signing the new lease in May 2012 however, we continue to maintain a presence in part of that facility. Total cash paid for the former space including common area maintenance (“CAM”) charges, utilities, and leasehold improvements was $789,000, $888,000 and $903,000 during the years ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively. Annual lease payments for this lease approximate $493,000 through 2015 with the 2016 term being only four months.
The Company has entered into employment agreements with several executives providing for certain salary levels, severance and change of control provisions through the term of the agreements expiring in February 2015. These agreements have an evergreen clause that extends the agreement by one year each December unless the Company notifies the employee of non-renewal.
In the normal course of business, the Company is involved in various legal matters. It is the opinion of management that these matters do not have a material adverse effect on the Company's financial statements.
13. RETIREMENT PLANS
The Company currently has four qualified defined contribution retirement plans. The first is The KEYW Corporation Employee 401(k) Plan, which includes a contributory match 401(k) feature for KEYW employees. As of January 1, 2010, the Plan calls for an employer matching contribution of up to 10% of eligible compensation. Total authorized contributions under the matching contribution feature of the Plan were $7.8 million, $4.1 million and $3.2 million, in 2012, 2011 and 2010, respectively. There were no discretionary contributions during these periods.
The second Company qualified contribution retirement plan is the FASI Retirement Plan, which includes a contribution match for former FASI employees. The Plan calls for a fixed 3% Safe Harbor non-elective employer contribution plus a discretionary employer profit sharing contribution. All employer contributions are vested immediately. Total authorized contributions under the Plan were $908,000 in 2012 and $433,000 in 2011 subsequent to being acquired.
The third Company qualified contribution retirement plan is the Poole Retirement Plan, which includes a contribution match for former Poole employees. The Plan calls for a fixed 3% Safe Harbor non-elective employer contribution plus a discretionary employer profit sharing contribution. All employer contributions are vested immediately. Total authorized contributions under the Plan were $304,000 in 2012 subsequent to being acquired.
The fourth Company qualified contribution retirement plan is the Sensage Retirement Plan, which had no contribution match for former Sensage employees. There were no authorized contributions under the Plan in 2012 subsequent to being acquired.
The Company previously had a qualified contribution retirement plan, the Sycamore.US, Inc. 401(k) Plan, which included a contributory match 401(k) feature for former Sycamore employees. The Plan called for an employer matching contribution of $0.50 on every $1.00 up to 6% of eligible compensation. Total authorized contributions under the matching contribution feature of the Plan were approximately $866,000 in 2011 and there were no discretionary contributions during that time.
The Company previously had a qualified contribution retirement plan, the Everest Technology Solutions Retirement Plan, which included a contributory match 401(k) feature for former Everest employees. The Plan’s employer match was based on a three-year cliff vesting and provides for an employer matching contribution of up to 6% of eligible compensation. Total authorized contributions under the matching contribution feature of the Plan were approximately $803,000 in 2011 and there were no discretionary contributions during that time.
The Company previously had a qualified contribution retirement plan, the JKA Retirement Plan, which included a contribution match for former JKA employees in addition to a Safe Harbor contribution of 3% of employee salary and a 1% profit contribution. The Plan’s employer match was dollar for dollar up to 6% of eligible compensation. All Plan contributions had a one-year cliff vesting from the time of contribution. Total authorized contributions under the Plan were $291,000 in 2011 subsequent to being acquired.
The Company converted the Sycamore.US, Inc. 401(k) Plan, the Everest Technology Solutions Retirement Plan, and the JKA Retirement Plan into The KEYW Corporation Employee 401(k) Plan effective January 1, 2012.

14. INCOME TAX PROVISION
Applicable income tax (benefit) expense provision is as follows:

	(In thousands)
	2012	2011	2010
Current:
Federal	$5,446	$508	$9
State	137	18	137
	5,583	526	146
Deferred	(5,669)	(308)	7,668
Total provision for income taxes	$(86)	$218	$7,814
Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The Company has not reflected the research and development tax credit in its current year provision for income taxes since the tax credit was enacted in 2013 retroactive to 2012. An entity records the effects of an enacted tax law or rate change on its tax accounts in the period that includes the enactment date. The Company anticipates reflecting the research and development tax credit for 2012 in its provision for 2013. At December 31, 2012 and 2011, the net deferred tax liability was $14,372,000 and $15,480,000 respectively. Deferred tax assets and liabilities, shown as the sum of the appropriate tax effect for each significant type of temporary differences as of December 31, 2012 and 2011, are as follows:

	(In thousands)
	2012 Deferred Tax		2011 Deferred Tax
	Asset	Liability	Asset	Liability
Net operating loss	$7,231	$—	$212	$—
Accrued compensation	2,783	—	1,108	—
Stock based compensation	2,777
Tenant Improvement allowance	3,097
Other deferred tax assets	861	—	2,201	—
Tax credits	8	—	20	—
Deferred revenue	—	(1,290)	—	(1,404)
Prepaid expenses	—	(139)	—	(187)
Depreciation	—	(6,138)	—	(1,958)
Intangible assets amortization	—	(23,562)	—	(15,472)
	$16,757	$(31,129)	$3,541	$(19,021)
Net deferred liability		$(14,372)		$(15,480)
The Company has recorded a deferred tax asset of $7,231,000 reflecting the benefit of $19,438,000 of federal net operating loss carry-forwards and $28,713,000 of state net operating loss carry-forwards, as well as $8,000 of state tax credits for research and development. Deferred tax assets are set to expire between 2018 and 2032.
Realization is dependent on generating sufficient taxable income prior to expiration of the loss carry-forwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.

The net deferred tax liabilities shown on the balance sheet as of December 31, 2012 and 2011 are as follows:

	(In thousands)
	2012	2011
Deferred taxes – current liability	$(1,429)	$(1,591)
Deferred taxes – long term liability	(29,700)	(17,430)
Deferred taxes – current assets	3,149	1,193
Deferred taxes – long term assets	13,608	2,348
Net Deferred Tax Liability	$(14,372)	$(15,480)
A reconciliation of the difference between the statutory federal income tax rate and the effective tax rate for the Company for the years ended December 31, 2012, December 31, 2011 and December 31, 2010 is as follows:

	Percent of Pre-tax Income
	2012	2011	2010
Tax expense computed at statutory rate	35.0%	35.0%	35.0%
State income taxes net of federal income tax benefit	(60.8)%	(12.3)%	5.0%
Meals and entertainment – non-deductible	14.4%	18.6%	0.2%
Non-deductible acquisition costs	18.4%	12.1%	1.3%
Provision to return	(2.2)%	(11.8)%	—%
Prior year tax credit	(13.8)%	(12.6)%	(0.6)%
Income tax (benefit) provision	(9.0)%	29.0%	40.9%
One of the Company's operating subsidiaries is not subject to state and local tax because all of its operations take place in a foreign jurisdiction which results in a significant reduction in the Company's anticipated state tax rate. Pursuant to an Exchange of Diplomatic notes between the United States and a foreign jurisdiction, Department of Defense contractors and subcontractors are not subject to tax in the foreign jurisdictions.
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
Under ASC 740 we determined that all of our income tax positions meet the more-likely-than-not recognition threshold and, therefore, required no reserve. In the event of future uncertain tax positions, additional interest and penalty charges associated with tax positions would be classified as income tax expense in the Consolidated Financial Statements.
As of December 31, 2012, the following tax years remained subject to examination by the major tax jurisdictions indicated:

Major Jurisdictions	Open Years
United States	2001 through 2011
California	2001 through 2011
Florida	2009 through 2011
Maryland	2009 through 2011
Massachusetts	2009 through 2011
Virginia	2010 through 2011
The statute of limitations is open for the years 2001 through 2008 only in connection with the net operating loss carry forwards of an acquired subsidiary.

15. SEGMENT INFORMATION
The Company specifically identifies acquired goodwill and intangibles with specific segments. Fixed assets are segregated by segment with assets also being assigned to Corporate for those assets that are not specifically identified for either segment.

	December 31, 2012 (In thousands)
	Services	Integrated Solutions	Corporate
Goodwill	$271,822	$19,039	$—
Intangibles, net	37,192	16,607	—
Property and Equipment, net	4,633	6,869	12,358
Depreciation Expense	1,012	2,358	999
Intangible Amortization	11,608	9,803	—

	December 31, 2011 (In thousands)
	Services	Integrated Solutions	Corporate
Goodwill	$155,056	$9,410	$—
Intangibles, net	21,090	17,912	—
Property and Equipment, net	1,462	6,050	1,195
Depreciation Expense	610	1,176	296
Intangible Amortization	9,581	3,829	—
The Company does not identify interest or tax expense with individual segments as the cash is managed at corporate and tax return are filed on a consolidated basis. All assets, with the exceptions of goodwill, intangibles, and fixed assets, are not segregated by segment.
16. SUBSEQUENT EVENTS
In connection with the preparation of its financial statements for the year ended December 31, 2012, the Company has evaluated events that occurred subsequent to December 31, 2012 and to determine whether any of these events required recognition or disclosure in the 2012 financial statements. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of July 27, 2011, by and among The KEYW Corporation (“Purchaser”), FLD Acquisition Corporation, a wholly-owned subsidiary of Purchaser, Flight Landata Inc., and Jill Mann of Mann & Mann, P.C., as the Stockholder Representative.	(4)
2.2	Stock Purchase Agreement, dated September 10, 2012, by and among The KEYW Corporation, The KEYW Holding Corporation, Poole & Associates, Inc., the stockholders of Poole & Associates, Inc. and the Representative of the Sellers.	(7)
2.3	Agreement and Plan of Merger, dated September 13, 2012, by and among SenSage, Inc., The KEYW Corporation, The KEYW Holding Corporation, SSI Acquisition Corporation, and Fortis Advisors LLC as Representative of SenSage, Inc.'s shareholders.	(8)
3.1	Amended and Restated Articles of Incorporation of the Company, as filed on October 6, 2010	(2)
3.2	Amended and Restated Bylaws of the Company	(2)
4.3	Specimen of Common Stock Certificate	(1)
10.1*	The KEYW Corporation 2008 Stock Incentive Plan	(1)
10.2*	Form of Incentive Stock Option Agreement for grants pursuant to The KEYW Corporation 2008 Stock Incentive Plan	(1)
10.3*	Form of Non-Qualified Stock Option Agreement for grants pursuant to The KEYW Corporation 2008 Stock Incentive Plan	(1)
10.4*	Form of Restricted Stock Agreement for grants pursuant to The KEYW Corporation 2008 Stock Incentive Plan	(1)
10.5*	The KEYW Holding Corporation 2009 Stock Incentive Plan	(1)
10.6*	Form of Incentive Stock Option Agreement for grants pursuant to The KEYW Holding Corporation 2009 Stock Incentive Plan	x
10.7*	Form of Non-Qualified Stock Option Agreement for grants pursuant to The KEYW Holding Corporation 2009 Stock Incentive Plan	x
10.8*	Form of Restricted Stock Agreement for grants pursuant to The KEYW Holding Corporation 2009 Stock Incentive Plan	x
10.9*	Form of The KEYW Corporation Non-Qualified Stock Options Agreement for non-plan grants	(1)
10.10*	Form of The KEYW Corporation Restricted Stock Agreement for non-plan grants	(1)
10.11*	Long-Term Incentive Plan	(1)
10.12*	Annual Incentive Plan	(1)
10.13*	Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Kimberly J. DeChello	(1)
10.14*	Employment Agreement, dated June 16, 2010, between The KEYW Corporation and John E. Krobath	(10)
10.15*	Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Leonard E. Moodispaw	(10)
10.16*	Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Mark A. Willard	(10)
10.17	Form of Amended and Restated Warrant	(10)
10.18*	The KEYW Holding Corporation 2010 Employee Stock Purchase Plan	(1)
10. 19*	Amendment, dated March 12, 2012, to Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Kimberly J. DeChello	(3)
10.20*	Amendment, dated March 12, 2012, to Employment Agreement, dated June 16, 2010, between The KEYW Corporation and John E. Krobath	(3)
10.21*	Amendment, dated March 12, 2012, to Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Leonard E. Moodispaw	(3)
10. 22*	Amendment, dated March 12, 2012, to Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Mark A. Willard	(3)

10.23*	Second Amendment, dated June 29, 2012, to Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Leonard Moodispaw	(5)
10.24*	Second Amendment, dated June 29, 2012, to Employment Agreement, dated June 16, 2010, between The KEYW Corporation and John E. Krobath	(5)
10.25*	Second Amendment, dated June 29, 2012, to Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Mark A. Willard	(5)
10.26*	Second Amendment, dated June 29, 2012, to Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Kimberly J. DeChello	(5)
10.27*	The KEYW Holding Corporation 2013 Stock Incentive Plan	(6)
10.28*	Form of Incentive Stock Option Agreement for grants pursuant to The KEYW Holding Corporation 2013 Stock Incentive Plan	x
10.29*	Form of Non-Qualified Stock Option Agreement for grants pursuant to The KEYW Holding Corporation 2013 Stock Incentive Plan	x
10.30*	Form of Restricted Stock Agreement for grants pursuant to The KEYW Holding Corporation 2013 Stock Incentive Plan	x
10.33	Amended and Restated Credit Agreement, dated as of November 20, 2012, among The KEYW Corporation, as the Borrower, the domestic direct and indirect subsidiaries of the Borrower and the KEYW Holding Corporation, as Guarantors, the lenders identified in the Amended and Restated Credit Agreement and Royal Bank of Canada, as Administrative Agent	(9)
14.1	Code of Ethics	(2)
21.1	Subsidiaries of the Registrant	x
23.1	Consent of Grant Thornton LLP	x
31.1	Certification of the Chief Executive Officer pursuant to R Rule 13a-14(a)/15d-14(a)	x
31.2	Certification of the Chief Financial Officer pursuant to R Rule 13a-14(a)/15d-14(a)	x
32.1**
Certification of the Chief Executive Officer and the Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
		x
101.INS***	XBRL Instance Document	x
101.SCH***	XBRL Taxonomy Extension Schema Document	x
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document	x
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document	x
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document	x
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document	x

x	Filed herewith

*	Indicates management contract of compensatory agreements

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

(1)	Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-16768).

(2)	Filed as Exhibits 3.1, 3.2 and 14.1, respectively, to Registrant's Form 10-K filed March 29, 2011, File No. 001-34891.

(3)	Filed as Exhibits 10.36, 10.37. 10.38 and 10.39, respectively, to the Registrant's Annual Report on Form 10-K, filed March 15, 2012, File No. 001-34891.

(4)	Filed as Exhibit 2.1 to Registrant's Form 8-K filed August 10, 2011, File No. 001-34891.

(5)	Filed as Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, to Registrant's Current Report on Form 8-K filed July 3, 2012, File No. 001-34891.

(6)	Filed as Annex A to Registrant's Definitive Proxy Statement on Schedule 14A filed July 13, 2012.

(7)	Filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K filed September 12, 2012, File No. 001-34891.

(8)	Filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K filed September 19, 2012, File No. 001-34891.

(9)	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed November 27, 2012, File No. 001-34891.

(10)	Filed as Exhibits 10.16, 10.17, 10.18 and 10.20, respectively, to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-16768).