Form 10-Q
period 2013-03-31
KEYW HOLDING CORP
filed 2013-04-30
CIK 1487101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:          March 31, 2013
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
Yes ☐             No ☒

The number of shares outstanding of the issuer’s common stock ($0.001 par value), as of April 19, 2013 was 36,592,469.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and par value per share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,067	$5,639
Receivables	59,732	58,482
Inventories, net	9,246	8,739
Prepaid expenses	1,958	1,880
Income tax receivable	2,996	96
Deferred tax asset, current	3,149	3,149
Total current assets	80,148	77,985

Property and equipment, net	25,966	23,860
Goodwill	296,513	290,861
Other intangibles, net	48,024	53,799
Deferred tax asset	14,329	13,608
Other assets	2,526	2,562
TOTAL ASSETS	$467,506	$462,675
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolver	$29,000	$21,000
Accounts payable	9,494	7,254
Accrued expenses	7,364	5,488
Accrued salaries & wages	10,709	17,770
Term note – current portion	6,125	5,688
Deferred revenue	2,900	2,905
Deferred income taxes	1,429	1,429
Total current liabilities	67,021	61,534
Long-term liabilities:
Term note – non-current portion	61,250	63,000
Non-current deferred tax liability	28,886	29,700
Other non-current liabilities	7,563	7,413
TOTAL LIABILITIES	164,720	161,647
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5 million shares authorized, none issued	—	—
Common stock, $0.001 par value; 100 million shares authorized, 36,583,867 and 36,135,542 shares issued and outstanding	37	36
Additional paid-in capital	296,734	292,715
Retained earnings	6,015	8,277
Total stockholders’ equity	302,786	301,028
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$467,506	$462,675

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Three months ended March 31, 2013	Three months ended March 31, 2012
	(Unaudited)	(Unaudited)
Revenues
Services	$58,843	$39,855
Integrated Solutions	19,029	15,921
Total	77,872	55,776
Costs of Revenues, excluding amortization
Services	44,408	28,877
Integrated Solutions	9,402	7,970
Total	53,810	36,847
Gross Profit
Services	14,435	10,978
Integrated Solutions	9,627	7,951
Total	24,062	18,929
Operating Expenses
Operating expenses	20,233	13,412
Intangible amortization expense	6,921	4,869
Total	27,154	18,281
Operating (Loss) Income	(3,092)	648
Non-Operating Expense, net	706	414
(Loss) Income before Income Taxes	(3,798)	234
Income Tax (Benefit) Expense, net	(1,536)	66
Net (Loss) Income	$(2,262)	$168
Weighted Average Common Shares Outstanding
Basic	36,378,929	25,811,983
Diluted	36,378,929	27,766,772
(Loss) Earnings per Share
Basic	$(0.06)	$0.01
Diluted	$(0.06)	$0.01

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)
(In thousands except share amounts)

	Common Stock		Additional Paid-In Capital (APIC)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2013	36,135,542	$36	$292,715	$8,277	$301,028
Net loss	—	—	—	(2,262)	(2,262)
Option exercise	95,820	—	705	—	705
Restricted stock issuances	217,550	1	542	—	543
Restricted stock forfeitures	(22,700)	—	(67)	—	(67)
Equity issued as part of an acquisition	157,655	—	2,027	—	2,027
Stock based compensation	—	—	812	—	812
BALANCE, MARCH 31, 2013	36,583,867	$37	$296,734	$6,015	$302,786

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands except share amounts)

	Three months ended March 31, 2013	Three months ended March 31, 2012
	(Unaudited)	(Unaudited)
Net (loss) income	$(2,262)	$168
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock compensation	1,287	647
Depreciation/Amortization	8,266	5,897
Non-cash impact of TI earn-out reduction	(146)	—
Deferred taxes	(721)	—
Changes in operating assets and liabilities:
Receivables	(947)	(10,430)
Inventory	70	(886)
Prepaid expenses	(63)	(721)
Income tax receivable	(2,900)	—
Accounts payable	1,675	(717)
Accrued expenses	(4,154)	(822)
Other balance sheet changes	37	(7)
Net cash provided by (used in) operating activities	142	(6,871)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(6,725)	—
Purchases of property and equipment	(2,108)	(1,431)
Capitalized software development costs	(1,273)	—
Net cash used in investing activities	(10,106)	(1,431)
Cash flows from financing activities:
Proceeds from revolver, net	8,000	11,000
Repayment of debt	(1,313)	—
Repurchase of stock	—	(2,948)
Proceeds from option exercises	705	51
Net cash provided by financing activities	7,392	8,103
Net decrease in cash and cash equivalents	(2,572)	(199)
Cash and cash equivalents at beginning of period	5,639	1,294
Cash and cash equivalents at end of period	$3,067	$1,095
Supplemental disclosure of cash flow information:
Cash paid for interest	$980	$449
Cash paid for taxes	$406	$557

Supplemental disclosure of non-cash investing and financing activities:
In conjunction with the IDEAL acquisition in January 2013, the Company issued 157,655 shares of KEYW common stock with an approximate value of $2.0 million.

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

The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. Certain information and note disclosures normally included in the annual financial statements have been condensed or omitted pursuant to those instructions. This interim information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2012, contained in our Annual Report on Form 10-K and filed with the Securities and Exchange Commission on March 12, 2013.

Corporate Organization
The KEYW Holding Corporation (“Holdco”, "KEYW" or the "Company") was incorporated in Maryland in December 2009. Holdco is a holding company and conducts its operations through The KEYW Corporation (“Opco”) and its subsidiaries. Opco was incorporated in Maryland in May 2008 and began operations on August 4, 2008. Opco became Holdco's wholly-owned subsidiary on December 29, 2009, as part of a corporate reorganization (the “Reorganization”).
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

We have acquired more than fifteen businesses or operating entities since our inception. See Note 2 - Acquisitions for additional information on these acquisitions.

Principles of Consolidation
The consolidated financial statements include the transactions of KEYW, Opco and their wholly owned subsidiaries from the date of their acquisition. All intercompany accounts and transactions have been eliminated.

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

Inventories
Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Our inventory consists of specialty products that we manufacture on a limited quantity basis for our customers. We manufacture at quantity levels that are projected to be sold in the six month period following production. The Company has not had any products sold below their standard pricing less applicable volume discounts. At March 31, 2013, and December 31, 2012, we had an inventory reserve balance of $963,000 for certain products where the market has not developed as expected.

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

Software Development Costs
Costs of internally developed software for resale are expensed until the technological feasibility of the software product has been established. In accordance with the pronouncement on software development costs of the Accounting Standards Codification (“ASC”), software development costs are capitalized and amortized over the product's estimated useful life. The Company determined that it had achieved technological feasibility during the third quarter of 2012 on certain software being developed and has capitalized balances of approximately $2.8 million and $1.5 million of software development costs as of March 31, 2013 and December 31, 2012, respectively. No amortization was recognized related to these capitalized software costs as of March 31, 2013 as the product was not yet available for sale.

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

Concentrations of Credit Risk
We maintain cash balances that, at times exceed the federally insured limit on a per financial institution basis. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to cash. In addition, we have credit risk associated with our receivables that arise in the ordinary course of business. In excess of 90% of our contracts are issued by the U.S. Government and any disruption to cash payments from our end customer could put the Company at risk.

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

Research and Development
Internally funded research and development expenses are expensed as incurred and are included in cost of operations in the accompanying consolidated statement of operations. In accordance with FASB ASC Topic 730 - Research and Development, such costs consist primarily of payroll, materials, subcontractor and an allocation of overhead costs related to product development. Research and development costs totaled $1,163,000 and $837,000 for the three months ended March 31, 2013 and March 31, 2012, respectively.

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

For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax liability or benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax obligations or benefits and subsequent adjustments as considered appropriate by management. The Company's policy is to record interest and penalties as an increase in the liability for uncertain tax obligations or benefits and a corresponding increase to the income tax provision. No such adjustments were recorded as of March 31, 2013 or December 31, 2012.

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
The following table presents the calculation of basic and diluted net income per share (in thousands except per share amounts):

	Three Months Ended
	March 31, 2013	March 31, 2012
Net (loss) income	$(2,262)	$168
Weighted average shares – basic	36,379	25,812
Effect of dilutive potential common shares	—	1,955
Weighted average shares – diluted	36,379	27,767
Net (loss) income per share – basic	$(0.06)	$0.01
Net (loss) income per share – diluted	$(0.06)	$0.01
Anti-dilutive share-based awards, excluded	3,890	1,250
Outstanding options and warrants, total	7,950	7,265

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible, are collectively assumed to be used to repurchase shares.

Stock Based Compensation
As discussed in Note 10, the shareholders approved the 2013 KEYW Holding Corporation Stock Incentive Plan in August 2012. The 2013 Stock Incentive Plan, which took effect on January 1, 2013, replaced the 2009 Stock Incentive Plan. The Company adopted the 2009 Stock Incentive Plan in December 2009 in conjunction with the corporate reorganization. The Company had originally adopted a stock option plan in 2008. The Company applies the fair value method that requires all share-based payments to employees and non-employee directors, including grants of employee stock options, to be expensed over their requisite service period based on their fair value at the grant date, using a prescribed option-pricing model. We use the Black-Scholes option-pricing model to value share-based payments. Compensation expense related to share-based awards is recognized on an accelerated basis. The expense recognized is based on the straight-line amortization of each individually vesting piece of a grant. Our typical grant vests 25% at issuance and 25% per year over the next three years. We expense the initial 25% vesting at issuance, the second over twelve months, the third over twenty-four months and the fourth over thirty-six months. The calculated expense is required to be based upon awards that ultimately vest and we have accordingly reduced the expense by estimated forfeitures.

The following assumptions were used for option grants during the quarters ended March 31, 2013 and March 31, 2012.

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

Recently Issued Accounting Pronouncements
In July 2012, the FASB issued guidance on testing for indefinite-lived intangible assets for impairment. The new guidance provides an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP are effective for fiscal years starting after September 15, 2012. The Company's adoption of this accounting guidance did not have a material impact on its financial statements and related disclosures as it has no indefinite-lived intangible assets other than Goodwill.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

2. ACQUISITIONS

The Company has completed more than fifteen acquisitions since it began operations in August 2008. The acquisitions were made to increase the Company’s skill sets and to create sufficient critical mass to be able to serve as prime contractor on significant contracts. All of the acquisitions resulted in the Company recording goodwill and other intangibles. The goodwill was a result of the acquisitions focusing on acquiring cleared personnel to expand our presence with our main customer. The value of having that personnel generated the majority of the goodwill from the transactions and drove much of the purchase price. Several of the acquisitions involved issuance of Company common stock. The stock price for acquisition accounting was determined by the fair value on the acquisition date.

Details of the acquisitions completed since January 1, 2012 are outlined below:

Poole and Associates, Inc.
On October 1, 2012, the Company acquired Poole and Associates, Inc. ("Poole") for $116.0 million in cash and 794,913 shares of KEYW common stock valued at $12.58 per share for a total purchase price of $126.0 million adjusted for working capital targets as defined in the purchase agreement. The goodwill and intangible assets associated with this acquisition are not deductible for tax purposes, however the identified intangible assets are amortized under US GAAP. The Company has recorded $21.7 million of intangible assets related to acquired contracts, contract based rights and trade name. These assets will be amortized over periods from 2 - 5 years.
Poole was founded in 1999 and is headquartered in Annapolis Junction, MD. Poole provides systems engineering, software development, program management, and technical support to the intelligence community as well as bringing several prime contracts to the Company. Poole had approximately 152 employees at the time of acquisition, of whom 124 have security clearances at the highest level.
Sensage, Inc
On October 12, 2012, the Company acquired Sensage, Inc. and its wholly owned subsidiary Sensage International, Inc ("Sensage") for $15.0 million in cash and 713,151 shares of KEYW stock valued at $12.62 for a total initial purchase price of $24.0 million as adjusted for working capital targets as defined in the purchase agreement. There was additional consideration consisting of up to $7.5 million of KEYW common stock and $3.0 million of the cash contingent upon Sensage meeting certain revenue targets for the second half of 2012. Based on the actual performance during the earn-out period, an additional $78,000 of cash was paid to Sensage shareholders from the earn-out. The goodwill and intangibles are not deductible for tax purposes, however the identified intangible assets are amortized under US GAAP. The Company has recorded $8.5 million of intangible assets related to acquired customer relationships, intellectual property and trade name. These assets will be amortized over periods ranging from 1 - 5 years.
Sensage was founded in 2001 and is headquartered in Redwood City, CA. Sensage provides system incident event management software through its proprietary solution and brings commercial software experience to the Company. Sensage had approximately 35 employees at the time of acquisition most of whom were not cleared at any level.
Other 2012 Acquisitions
During the fourth quarter of 2012, subsequent to the above acquisitions, the Company acquired the assets of Rsignia, Inc. ("Rsignia") and Dilijent Solutions, LLC ("Dilijent") in two separate asset transactions. The total consideration paid for these two purchases was $7.0 million and equity, valued at $4.8 million, consisting of 316,231 shares of KEYW common stock and warrants to purchase another 158,116 shares at $12.65. Neither of these acquisitions are considered material to the financial results of KEYW and are not included in the pro forma tables below for that reason.

IDEAL Technology Corporation
On January 31, 2013 the Company acquired IDEAL Technology Corporation ("IDEAL") for $7.0 million in cash and 157,655 shares of KEYW stock valued at $12.69 for a total purchase price of $9.0 million. IDEAL is not considered material to the financial results of KEYW and is not included in the pro forma tables below for that reason. The intangible valuation is still in progress thus the final accounting for the acquisition is not complete.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

The total purchase price paid for the acquisitions described above have been allocated as follows (in thousands):

	Poole	Sensage	Rsigna/Dilijent	IDEAL

Cash	$4,412	$1,948	$(6)	$301
Current assets, net of cash acquired	7,278	8,995	801	895
Fixed assets	755	61	123	70
Intangibles	21,709	8,498	6,001	3,000
Goodwill	110,928	9,630	5,837	5,652
Other assets	29	54	—	—
Total Assets Acquired	145,111	29,186	12,756	9,918
Current liabilities	8,045	6,700	1,333	865
Long-term obligations	9,140	—	—	—
Total Liabilities Assumed	17,185	6,700	1,333	865
Net Assets Acquired	$127,926	$22,486	$11,423	$9,053
Net Cash Paid	$113,545	$11,246	$6,601	$6,725
Equity Issued	9,969	9,292	4,828	2,027
Actual Cash Paid	$117,957	$13,194	$6,595	$7,026

All material acquisitions were accounted for using the acquisition method of accounting. Results of operations for each acquired entity are included in the consolidated financial statements from the date of each acquisition. Each of the acquisitions outlined above complements the Company's strategic plan to expand its classified intelligence offerings into the national security marketplace. These acquisitions provide the Company with access to key customers, security clearances and technical expertise. The Sensage, Rsignia, and Dilijent acquisitions also provided expertise and product offerings in the commercial software market. As a result of these factors, the Company was willing to pay a purchase price that resulted in recording goodwill as part of the purchase price allocation.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

The table below summarizes the unaudited pro forma statement of operations for the first three months of 2012, assuming these acquisitions had been completed on the first day of the year. A pro forma income statement is not presented for 2013 as there have been no material acquisitions during the first three months of 2013. These pro forma statements do not include any adjustments that may have resulted from synergies between the acquisitions or from amortization of intangibles other than during the period the acquired entities were part of the Company. The 2012 activity for Poole and Sensage represents the financial activity in 2012 prior to acquisition. Activity for the Rsignia, Dilijent and IDEAL acquisitions are not included for any period presented due to their immateriality individually and in aggregate.

	For the Three Months Ended March 31, 2012 (In thousands)
	Poole	Sensage	KEYW	Total

Revenues
Services	$11,959	$—	$39,855	$51,814
Integrated Solutions	—	2,057	15,921	17,978
Total	11,959	2,057	55,776	69,792
Cost of Revenues
Services	9,448	—	28,877	38,325
Integrated Solutions	—	705	7,970	8,675
Total	9,448	705	36,847	47,000
Gross Profit
Services	2,511	—	10,978	13,489
Integrated Solutions	—	1,352	7,951	9,303
Total	2,511	1,352	18,929	22,792
Operating Expenses	1,989	2,508	18,281	22,778
Operating Income (Loss)	522	(1,156)	648	14
Non-operating Expense	2	100	414	516
Income (Loss) before Taxes	520	(1,256)	234	(502)
Tax Expense	594	—	66	660
Net (Loss) Income	$(74)	$(1,256)	$168	$(1,162)

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

At March 31, 2013, the Company did not have any financial assets or liabilities that were carried at fair value.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
Accounts Receivable
Billed AR	$34,596	$40,689
Unbilled AR	25,136	17,793
Total AR	$59,732	$58,482

Unbilled amounts represent revenue recognized which could not be billed by the period end based on contract terms. The majority of the unbilled amounts were billed subsequent to period end. Retainages typically exist at the end of a project and/or if there is a disputed item on an invoice received by a customer. At March 31, 2013 and December 31, 2012, retained amounts are insignificant and are expected to be collected subsequent to the balance sheet date.
As part of the acquisitions in 2012, an allowance for doubtful accounts was acquired in the amount of $351,000 . The accounts receivable recorded in the acquisition accounting were net of this reserve. This reserve comprises both a specific and generic accounts receivable reserve which are evaluated at each quarter end.
Most of the Company's revenues are derived from contracts with the U.S. Government, in which we are either the prime contractor or a subcontractor, depending on the award.

5. INVENTORIES

Inventories at March 31, 2013 and December 31, 2012 consisted of work in process at various stages of production and finished goods. This inventory, which consists primarily of mobile communications devices, is valued at the lower of cost (as calculated using the weighted average method) or market. The cost of the work in process consists of materials put into production, the cost of labor and an allocation of overhead costs. At March 31, 2013, and December 31, 2012, we have reserved $963,000, for certain inventory items where the market has not developed as expected.

6. PREPAID EXPENSES

Prepaids at March 31, 2013 and December 31, 2012 primarily consist of prepaid insurance, bonuses, interest, rent, prepaid taxes and professional fees.

7. PROPERTY AND EQUIPMENT

Property and equipment are as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Property and Equipment
Aircraft	$8,583	$7,797
Leasehold Improvements	12,751	12,289
Manufacturing Equipment	2,710	2,605
Office Equipment	10,371	8,273
Total	$34,415	$30,964
Accumulated Depreciation	(8,449)	(7,104)
Property and Equipment, net	$25,966	$23,860

Depreciation expense charged to operations was $1,345,000 and $1,029,000 for the three months ended March 31, 2013 and 2012, respectively. Certain of our aircraft and equipment are stored and operated out of military bases located overseas.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

8. AMORTIZATION OF INTANGIBLE ASSETS

The following values were assigned to intangible assets (other than goodwill) for the acquisitions noted below:

		March 31, 2013 (In thousands)
Acquisition	Intangible	Gross Book Value	Accumulated Amortization	Net Book Value
S&H	Contracts – Fixed Price Level of Effort	$1,606	$(1,254)	$352
ICCI	Contracts – Fixed Price Level of Effort	1,181	(1,078)	103
ICCI	Contracts – T&M and IDIQ	3,018	(2,994)	24
ESD	Contracts	1,207	(892)	315
Sycamore	Contracts	5,898	(4,587)	1,311
Everest	Contracts	4,690	(2,189)	2,501
JKA	Contracts	2,680	(1,787)	893
FASI	Contracts	2,775	(1,330)	1,445
FLD	Customer Relationships	17,549	(12,103)	5,446
FLD	Contracts	2,234	(1,862)	372
FLD	Technology Assets	1,958	(1,350)	608
Poole	Trade Name	795	(318)	477
Poole	Contract rights	20,914	(2,090)	18,824
Sensage	Marketing	249	(100)	149
Sensage	Intellectual Property	4,567	(761)	3,806
Sensage	Customer Relationships	3,682	(368)	3,314
Rsignia	Intellectual Property	5,001	(556)	4,445
Dilijent	Intellectual Property	1,000	(111)	889
IDEAL	Intellectual Property	3,000	(250)	2,750
		$84,004	$(35,980)	$48,024

The Company recorded amortization expense of $6.9 million and $4.9 million for the three month periods ended March 31, 2013 and 2012, respectively.

During the first quarter of 2013, the Company determined that the earn-out relating to the acquisition of certain government contracting assets from National Semiconductor Corporation (“TI”) would not be achieved. As such, the remaining intangible asset and accrued earn-out relating to the TI acquisition were written-down resulting in a net non-operating gain of $146,000.

Estimated future intangible amortization expense by year as of March 31, 2013 (In thousands):
2013	2014	2015	2016	2017
$18,170	$12,135	$9,111	$4,919	$3,689

9. DEBT
On October 1, 2012, the Company entered into a senior credit agreement, (the “Credit Agreement”), by and among itself, the KEYW Corporation, as the borrower (the “Borrower”), the domestic direct and indirect subsidiary guarantors of KEYW (the “Subsidiary Guarantors”), the lenders and Royal Bank of Canada, as administrative agent. Under the Credit Agreement, the Company provided a guaranty of all of the obligations of the Borrower. The Credit Agreement provides the Borrower a $60 million term loan and a $40 million revolving credit facility, (the “Revolver”). The Revolver includes a $10 million swing line and a $15 million letter of credit sub-facility. The Credit Agreement includes an uncommitted accordion facility, permitting the Borrower to obtain up to an additional $35 million, subject to certain conditions. The five year Credit Agreement bears cash interest at either selected LIBOR plus a specified margin based on the Company's then existing Senior Leverage Ratio (as defined in the Credit Agreement) or an alternative base rate plus a specified margin. The Term Loan and the Revolver are secured by a security interest and lien on substantially all of KEYW's, the Borrower's and the Subsidiary Guarantors' assets including a pledge of one hundred percent of the equity securities of the Borrower and the Subsidiary Guarantors.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

On November 20, 2012, the Company amended the Credit Agreement to increase both the term loan and the amount available under the Revolver by $10 million each as well as adding additional lenders to the Credit Agreement. This brings the term loan to $70 million and the Revolver to $50 million. The Company is required to comply with certain financial covenants contained in the Credit Agreement. As of March 31, 2013, the Company was in compliance with all covenants as under the Credit agreement.
In connection with the issuance of the term loan and revolving credit facility in 2012 the Company incurred $3,199,000 in financing costs. These financing costs are being amortized ratably over a five year period, the life of the related debt. The Company recognized $159,000 in amortization expense in the first three months of 2013. The Company is estimated to incur future amortization expense of $480,000 for the remainder of 2013 and $640,000, $640,000, $640,000 and $480,000 for the years ended December 31, 2014 - 2017 respectively. The agreement also has a $37,500 quarterly agency fee payable as incurred. This amount is not included in the deferred financing costs as it only applies until the loans are repaid.
At March 31, 2013, the Company had fully drawn the $70.0 million available under the term loan and had $29.0 million outstanding under the revolver. The Company has recorded the revolver as a current debt due to the unstructured repayment terms and the Company's practice of using free cash flow to pay down debt. The term loan requires certain quarterly payments and the first two of those payments have been made as of March 31, 2013 in the amount of $1.3 million each, bringing the term loan balance to $67.4 million. The payment schedule for the term loan by year is as follows:

Required Future Loan Payments (In thousands) :
2013	2014	2015	2016	2017
$4,375	$7,000	$7,000	$7,000	$42,000

Interest expense recorded under the new facilities was $908,000 during the three months ended March 31, 2013.
In February 2011, the Company entered into a $50 million credit facility that includes an accordion feature allowing for an additional $25 million in borrowing. The credit facility was a 3 year agreement and was a multi-bank facility with Bank of America as lead bank. On September 28, 2012 the Company terminated, satisfied, and discharged all of its obligations under the Bank of America credit facility. Interest expense recognized related to this agreement was approximately $412,000 for the three month period ended March 31, 2012.

10. STOCK - BASED COMPENSATION

On August 15, 2012, the shareholders approved the 2013 KEYW Holding Corporation Stock Incentive Plan. The 2013 plan, which took effect on January 1, 2013, replaced the 2009 plan and provides for the issuance of restricted stock, stock options, and restricted stock units with a maximum of 2,000,000 shares available for issuance.

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

The option grants during the first three months of 2013 consist of options issued to new hires or discretionary awards. All equity issuances have an exercise price at market value or higher based upon our publicly-traded share price on the date of grant.

The Black-Scholes model requires certain inputs related to dividend yield, risk-free interest rate, expected volatility and forfeitures in order to price the option values. During 2013, our assumptions related to these inputs were as follows:

-Dividend yield was zero as we have no current intentions to pay any dividends

-Risk-free interest rate ranging from 0.75% -0.88%

-Expected volatility ranging from 37.29% - 51.37%

-Forfeitures ranging from 15%- 39%

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

A summary of stock option activity for the period ended March 31, 2013 is as follows:

	Number of Shares	Option Exercise Price	Weighted Average Exercise Price
Outstanding January 1, 2013	3,186,414
Granted	332,100	$11.27 - $14.03	$11.57
Exercised	(95,820)	$5.00 - $14.57	$7.36
Cancelled	(110,799)	$5.00 - $14.57	$11.80
Options Outstanding March 31, 2013	3,311,895

All stock based compensation has been recorded as part of operating expenses. Accounting standards require forfeitures to be estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture estimates are disclosed in the information regarding the option grants above. For the periods ended March 31, 2013 and 2012, share-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. The total unrecognized stock compensation expense at March 31, 2013 is approximately $10.3 million, which will be recognized over four years.

As of March 31, 2013, outstanding stock options were as follows:

Exercise Price	Options Outstanding	Intrinsic Value	Options Vested	Intrinsic Value	Weighted Average Remaining Life (Years)
$5.00	97,800	$1,088,514	86,100	$958,293	5.46
$5.50	702,037	7,462,653	616,437	6,552,726	6.58
$6.90 – $7.66	359,573	3,131,461	179,007	1,559,011	8.83
$7.96 – $8.14	90,649	738,258	41,544	338,845	8.65
$9.17 - $10.98	394,945	2,537,958	243,991	1,597,119	7.91
$11.18 - $11.99	453,817	2,129,782	111,264	487,929	9.17
$12.28 - $12.97	611,899	2,105,856	93,511	330,150	9.39
$13.00 - $14.57	601,175	1,248,692	355,213	648,713	8.36
	3,311,895	$20,443,174	1,727,067	$12,472,786

2013 Stock Incentive Plan
Total equity available to issue	2,000,000
Total equity outstanding or exercised	539,100
Total equity remaining	1,460,900

Restricted Stock Awards
During 2013, the Company has issued restricted stock for employee incentive plans and strategic hires. The Company issued 66,000 shares of restricted common stock to existing employees under the long-term incentive plan and an additional 15,000 shares of restricted common stock to board members. These shares cliff vest in three years. The Company issued an additional 37,750 restricted shares to employees from the Sensage Acquisition. These shares vest 75% on February 8, 2014 and 25% on August 8, 2014. The Company also issued 98,800 shares of restricted common stock to 46 founding employees of KEYW for recognition of their continued service and loyalty going into our 5th year of business. Of these shares 40,800 cliff vest in one year and 58,000 cliff vest in three years. The expense for these shares will be recognized over the vesting life of each individual tranche of shares based upon the fair value of a share of stock at the date of grant. All restricted stock awards have no exercise price.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

As of March 31, 2013, outstanding unvested restricted stock awards were as follows:

Unvested Shares
Outstanding January 1, 2013	452,583
Granted	217,550
Vested	(6,000)
Cancelled	(22,700)
Outstanding March 31, 2013	641,433

11. WARRANTS

During the first three months of 2013, no warrant holders exercised any warrants.

As of March 31, 2013, outstanding warrants were as follows:

Exercise Price	Warrants Outstanding	Warrants Vested	Weighted Average Remaining Life (Years)
$4.00	2,023,250	2,023,250	2.39
$5.50	2,246,780	2,246,780	3.15
$9.25	210,000	210,000	3.96
$12.65	158,116	158,116	6.66
	4,638,146	4,638,146

12. SEGMENTS

The Company specifically identifies acquired goodwill and intangibles with specific segments. Fixed assets are segregated by segment with assets also being assigned to Corporate for those assets that are not specifically identified for either segment.

	As of and for the Three Months ended March 31, 2013 (In thousands and unaudited)
	Services	Integrated Solutions	Corporate
Goodwill	$277,474	$19,039	$—
Intangibles, net	34,329	13,695	—
Property and Equipment, net	2,764	10,659	12,543
Depreciation Expense	394	546	405
Intangible Amortization	4,009	2,912	—

	For the Three Months ended March 31, 2012 (In thousands and unaudited)
	Services	Integrated Solutions	Corporate
Depreciation Expense	$166	$774	$88
Intangible Amortization	2,572	2,297	—

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

	As of December 31, 2012 (In thousands)
	Services	Integrated Solutions	Corporate
Goodwill	$271,822	$19,039	$—
Intangibles, net	37,192	16,607	—
Property and Equipment, net	4,633	6,869	12,358

13. SUBSEQUENT EVENTS

In connection with the preparation of its financial statements for the three months ended March 31, 2013, the Company has evaluated events that occurred subsequent to March 31, 2013 to determine whether any of these events required recognition or disclosure in the first three months of 2013 financial statements. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that management believes is relevant to an assessment and an understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the attached unaudited consolidated financial statements and accompanying notes as well as our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 12, 2013.

FORWARD-LOOKING STATEMENTS
The matters discussed in this Quarterly Report may constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, activity levels, performance or achievements to be materially different from any future results, activity levels, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “could”, “expect”, “estimate”, “may”, “potential”, “will”, and “would”, or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. There may be events in the future that we are not able to predict or control accurately, and numerous factors may cause events, our results of operations, financial performance, achievements, or industry performance, to differ materially from those reflected in the forward-looking statements. The factors listed in the section captioned “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 12, 2013, as well as any cautionary language in this Quarterly Report, provide examples of such risks, uncertainties, and events.

You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. Subsequent events and developments may cause our views to change. While we may elect to update the forward-looking statements at some point in the future, we specifically disclaim any obligation to do so.

DESCRIPTION OF THE COMPANY
We provide mission-critical cybersecurity, cyber superiority and geospatial intelligence solutions to defense, intelligence and national security agencies and commercial enterprises. Our core capabilities include solutions, services and products to support the collection, processing, analysis, and use of intelligence data and information in the domains of cyberspace and geospace. Our solutions are designed to respond to meet the critical needs for agile intelligence in the cyber age and to assist the U.S. government in national security priorities.

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

CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any, are disclosed in the financial statements. On an ongoing basis, we evaluate our estimates and assumptions, including those related to long-term contracts, product returns, bad debts, inventories, fixed asset lives, income taxes, environmental matters, litigation, and other contingencies. These estimates and assumptions are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2012. We base our estimates and assumptions on historical experience and on various factors that are believed to be reasonable under the circumstances, including current and expected economic conditions, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from our estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our Annual Report on Form 10-K for year ended December 31, 2012.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2012 AND MARCH 31, 2013
The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report. In addition, see Note 2 – Acquisitions to our unaudited financial statements included in this Quarterly Report for specific information with respect to the assumptions and adjustments made in calculating the pro forma financial information for the three month periods ended March 31, 2013 and March 31, 2012 set forth below.

CONSOLIDATED OVERVIEW (In thousands)	Three Months Ended March 31, 2013	% of Revenue	Three Months Ended March 31, 2012	% of Revenue
Revenue	$77,872	100.0%	$55,776	100.0%
Gross Margin	24,062	30.9%	18,929	33.9%
Cost of Operations	20,233	26.0%	13,412	24.0%
Intangible Amortization	6,921	8.9%	4,869	8.7%
Non-operating Expense, net	706	0.9%	414	0.7%

Revenue increased by $22.1 million or 40% for the three month ended March 31, 2013 as compared to the three months ended March 31, 2012. The main drivers for the revenue increase in the first three months of 2013 as compared to the first three months of 2012 were the acquisitions of Poole and Sensage in the fourth quarter of 2012 and organic growth within both operating segments.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

On a pro forma basis, revenue increased by approximately $8.0 million between the periods with the majority of that growth in the Services segment and driven largely by growth in a new contract awarded to Poole in 2012. We expect similar type revenue comparisons in the second quarter of 2013 as compared to the second quarter of 2012 on both an actual and pro forma basis.
Gross margin decreased as a percentage of revenue for the three months ended March 31, 2013 as compared to the same period from 2012 as a result of the acquisition of Poole. A significant portion of the revenue from the Poole acquisition is generated by subcontract labor that is at a much lower gross margin than our self-performed work. Accordingly, a large part of the revenue growth in our Services segment was generated from subcontract labor at a lower gross margin than we have historically seen in that segment and outpaced our higher margin revenue growth in the Integrated Solutions segment, resulting in a decrease in overall gross margin as a percentage of revenue.
Our cost of operations increased by $6.8 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The main drivers for this increase are facility costs as a result of our new office space and training facilities, the acquisitions in late 2012, infrastructure spending for the introduction of our commercial software product and stock option expense. Our facility costs increased by $1.3 million between the two periods mainly due to lease costs and depreciation associated with the build-out of the new facilities and the increased number of facilities as a result of acquisitions. In preparation for the general release of our commercial software product we have increased our staffing in both sales and operations within our commercial software group. On a pro forma basis, operating expenses increased by $2.3 million as a result of the move to our new office space, infrastructure spending on our commercial software product and stock option expense. The majority of the increased stock option expense is due to the acquisitions in the fourth quarter of 2012 as we grant all employees an equity stake in the company.
Intangible amortization expense has increased as a result of the new acquisitions, partially offset by the expiring of certain intangibles from prior acquisitions. We expect intangible amortization expense to decline during 2013 as older intangibles become fully amortized. Comparison to prior year will continue to show a higher level of amortization in 2013 for all period comparisons to prior year due to the 2012 acquisitions.
Non-operating expense primarily consists of interest expense of $914,000 less the non-cash gain of $146,000 associated with the write-down of the TI earn-out and related intangible assets. The increase from 2012 is due to an increase in interest expense of $497,000.

SERVICES SEGMENT RESULTS (In thousands)	Three Months Ended March 31, 2013	% of Revenue	Three Months Ended March 31, 2012	% of Revenue
Revenue	$58,843	100.0%	$39,855	100.0%
Gross Margin	14,435	24.5%	10,978	27.5%
Intangible Amortization	4,009	6.8%	2,572	6.5%

Revenue for the three months ended March 31, 2013 increased on a year over year basis by $19.0 million, or 48% as compared to the three months ended March 31, 2012. The majority of this increase is the acquisition of Poole that contributed approximately $16.6 million of the growth. On a pro forma basis, revenue grew $7.0 million, or 14%, with the expansion of several programs predominantly from the Poole acquisition. We expect similar revenue comparisons in the second quarter of 2013 as compared to the second quarter of 2012 on both an actual and pro forma basis.
Gross margin decreased as a percentage of revenue for the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012 as a result of the inclusion of the Poole contracts and related reliance on subcontractor revenue. A significant portion of Poole's revenue has been generated through subcontractors which have a lower gross profit margin than our self-performed work. There was no significant change in the gross margins in our services business outside of the Poole contracts during the first quarter of 2013 as compared to the first quarter of 2012. We expect the margin trend to continue in the second quarter of 2013 as we will have a similar contractor ratio as we had in the first quarter of 2013.
Amortization expense increased in 2013 primarily as a result of the Poole acquisition in the fourth quarter of 2012 that contributed $1.2 million of expense in the first quarter of 2013.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

INTEGRATED SOLUTIONS SEGMENT RESULTS (In thousands)	Three Months Ended March 31, 2013	% of Revenue	Three Months Ended March 31, 2012	% of Revenue
Revenue	$19,029	100.0%	$15,921	100.0%
Gross Margin	9,627	50.6%	7,951	49.9%
Intangible Amortization	2,912	15.3%	2,297	14.4%

Revenue for the three months ended March 31, 2013 increased on a year-over-year basis by $3.1 million, or 20%, as compared to the three months ended March 31, 2012. The main driver for this was the acquisitions in 2012 and 2013 that contributed approximately $3.0 million of revenue during the first quarter of 2013. The remaining growth is due to expanded flight operations between the two periods. We expect revenue to increase in the second quarter of 2013, from the first quarter, due to increased software and products sales. As we are introducing a new software platform for general availability during the second quarter of 2013, we are unable to provide specific growth numbers.
Gross margin as a percentage of revenue increased slightly in the first quarter of 2013 as compared to the same quarter in the prior year due to the revenue mix. We anticipate that gross margins will increase as a percentage of revenue from the first to second quarter of 2013 as our software sales increase.
Intangible amortization has increased primarily from the acquisition of Sensage in October 2012. We expect to have a similar amount of intangible expense for the remainder of 2013 when the expense associated with the FLD acquisition is complete.

Liquidity and Capital Resources
Cash and cash equivalents totaled approximately $3.1 million at March 31, 2013. Our working capital, defined as current assets minus current liabilities, was $13.1 million. This represents a decrease of approximately $3 million, primarily due to increased borrowings on our revolver under our credit facility to fund the acquisition of IDEAL, offset by increased taxes receivable and a reduction in the accrued earn-out payable related to the TI acquisition. During the first three months of 2013 we have borrowed a net $8 million to fund the IDEAL acquisition and to pay down the term note. We anticipate that we will be in a net repayment position for the second quarter and for the rest of 2013 excluding any acquisitions. At March 31, 2013, we are in compliance with our debt covenants.
We believe that cash from operations will be sufficient to fund our operations as we continue to grow in addition to allowing us to continue to pay down our outstanding debt. Given the timing of payrolls and bonus payments in the first quarter of 2013, we utilized our cash flow to satisfy employee obligations. This timing is isolated to the first quarter. We may use our line of credit to fund acquisitions and to provide liquidity in the event of federal government budgetary issues, including the failure or delay by Congress and the President in approving federal budgets in the future. We may also use the line of credit as we continue to invest in our emerging commercial software product and to expand our flight capabilities.
We will continue to acquire companies when there is a strategic fit. At March 31, 2013, we had approximately $46 million of available cash, including our accordion feature, with which to complete additional acquisitions under our existing credit facilities. We may need to increase our credit facilities to complete large acquisitions that require a significant cash component. It is management's intention to not expand our credit facilities such that our leverage ratio would exceed 3.5 times trailing earnings of ourselves and any material acquisitions.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding our exposure to interest rates and foreign exchange rate risks.

Interest Rate Risk
At March 31, 2013, we had $96 million outstanding balance under credit facilities. Historically, we have not mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements, nor do we have any plans to do so in the immediate future. We believe that a 10 percent change in interest rates would be immaterial to the Company over the next six months.

Foreign Exchange Risk
We currently do not have any material foreign currency risk, and accordingly estimate that an immediate 10 percent change in foreign exchange rates would have no impact on our reported net income. We do not currently utilize any derivative financial instruments to hedge foreign currency risks.

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

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As of March 31, 2013 and the date of this filing, the company is not party to any material on-going legal proceedings.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEES

On January 31, 2013 the Company issued 157,655 shares of KEYW common stock valued at $12.69 per share in connection with its acquisition of IDEAL Technology Corporation. Such shares of KEYW common stock were offered and sold pursuant to Section 4(2) of the Securities Act of 1933, as amended, which provides an exemption for transactions by an issuer not involving any public offering.

ITEM 6.    EXHIBITS

Exhibits – See Exhibit Index

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KEYW HOLDING CORPORATION

Date: April 30, 2013	By:	/s/ Leonard E. Moodispaw
Leonard E. Moodispaw
President and Chief Executive Officer

Date: April 30, 2013	By:	/s/ John E. Krobath
John E. Krobath
Chief Financial Officer

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Exhibit No.	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of the Company, as filed on October 6, 2010	(1)

3.2	Amended and Restated Bylaws of the Company	(2)

4.3	Specimen of Common Stock Certificate	(3)

31.1	Certification of the Chief Executive Officer pursuant to R Rule 13a-14(a)/15d-14(a)	x

31.2	Certification of the Chief Financial Officer pursuant to R Rule 13a-14(a)/15d-14(a)	x

32.1*
Certification of the Chief Executive Officer and the Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
x

101.INS**	XBRL Instance Document	x

101.SCH**	XBRL Taxonomy Extension Schema Document	x

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	x

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	x

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	x

x	Filed herewith.
(1)	Filed as Exhibit 3.1 to the Registrant's Form 10-K filed March 29, 2011, File No. 001-34891.
(2)	Filed as Exhibit 3.2 to the Registrant's Form 10-K filed March 29, 2011, File No. 001-34891.
(3)	Filed as Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-167608).
*
This exhibit is being “furnished” with this periodic report and are not deemed “filed” with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation by reference language in any such filing.

**
Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.