Form 10-Q
period 2013-06-30
KEYW HOLDING CORP
filed 2013-07-31
CIK 1487101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:          June 30, 2013
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
Yes ☐             No ☒

The number of shares outstanding of the issuer’s common stock ($0.001 par value), as of July 18, 2013 was 36,669,498.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and par value per share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,840	$5,639
Receivables	59,791	58,482
Inventories, net	9,001	8,739
Prepaid expenses	2,164	1,880
Income tax receivable	—	96
Deferred tax asset, current	3,149	3,149
Total current assets	76,945	77,985

Property and equipment, net	27,798	23,860
Goodwill	297,484	290,861
Other intangibles, net	40,989	53,799
Deferred tax asset	13,608	13,608
Other assets	2,309	2,562
TOTAL ASSETS	$459,133	$462,675
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolver	$24,000	$21,000
Accounts payable	10,085	7,254
Accrued expenses	4,542	5,488
Accrued salaries & wages	15,059	17,770
Term note – current portion	6,563	5,688
Deferred revenue	3,156	2,905
Deferred income taxes	1,429	1,429
Total current liabilities	64,834	61,534
Long-term liabilities:
Term note – non-current portion	59,500	63,000
Non-current deferred tax liability	24,674	29,700
Other non-current liabilities	7,537	7,413
TOTAL LIABILITIES	156,545	161,647
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5 million shares authorized, none issued	—	—
Common stock, $0.001 par value; 100 million shares authorized, 36,658,510 and 36,135,542 shares issued and outstanding	37	36
Additional paid-in capital	298,896	292,715
Retained earnings	3,655	8,277
Total stockholders’ equity	302,588	301,028
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$459,133	$462,675

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Services	$55,499	$39,076	$114,342	$78,931
Integrated Solutions	22,759	17,079	41,788	33,000
Total	78,258	56,155	156,130	111,931
Costs of Revenues, excluding amortization
Services	40,961	28,113	85,369	56,990
Integrated Solutions	11,697	9,109	21,099	17,079
Total	52,658	37,222	106,468	74,069
Gross Profit
Services	14,538	10,963	28,973	21,941
Integrated Solutions	11,062	7,970	20,689	15,921
Total	25,600	18,933	49,662	37,862
Operating Expenses
Operating expenses	22,501	13,089	42,734	26,501
Intangible amortization expense	6,091	4,869	13,012	9,738
Total	28,592	17,958	55,746	36,239
Operating (Loss) Income	(2,992)	975	(6,084)	1,623
Non-Operating Expense, net	868	450	1,574	864
(Loss) Income before Income Taxes	(3,860)	525	(7,658)	759
Income Tax (Benefit) Expense, net	(1,500)	200	(3,036)	266
Net (Loss) Income	$(2,360)	$325	$(4,622)	$493
Weighted Average Common Shares Outstanding
Basic	36,612,537	25,553,097	36,489,914	25,679,720
Diluted	36,612,537	28,353,011	36,489,914	28,085,331
(Loss) Earnings per Share
Basic	$(0.06)	$0.01	$(0.13)	$0.02
Diluted	$(0.06)	$0.01	$(0.13)	$0.02

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)
(In thousands except share amounts)

	Common Stock		Additional Paid-In Capital (APIC)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2013	36,135,542	$36	$292,715	$8,277	$301,028
Net loss	—	—	—	(4,622)	(4,622)
Warrant exercise	9,000	—	43	—	43
Option exercise	160,963	—	1,291	—	1,291
Restricted stock issuances	231,050	1	1,246	—	1,247
Restricted stock forfeitures	(35,700)	—	(125)	—	(125)
Equity issued as part of an acquisition	157,655	—	2,027	—	2,027
Stock based compensation	—	—	1,699	—	1,699
BALANCE, June 30, 2013	36,658,510	$37	$298,896	$3,655	$302,588

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands except share amounts)

	Six months ended June 30, 2013	Six months ended June 30, 2012
	(Unaudited)	(Unaudited)
Net (loss) income	$(4,622)	$493
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock compensation	2,820	1,346
Depreciation/Amortization	15,851	11,797
Non-cash impact of TI earn-out reduction	(146)	—
Deferred taxes	(3,398)	—
Changes in operating assets and liabilities:
Receivables	(1,005)	(10,566)
Inventories, net	316	(1,434)
Prepaid expenses	(270)	(462)
Income tax receivable	96	—
Accounts payable	2,267	570
Accrued expenses	(3,210)	1,363
Other balance sheet changes	251	—
Net cash provided by operating activities	8,950	3,107
Cash flows from investing activities:
Acquisitions, net of cash acquired	(6,751)	—
Purchases of property and equipment	(3,991)	(4,141)
Capitalized software development costs	(2,716)	—
Net cash used in investing activities	(13,458)	(4,141)
Cash flows from financing activities:
Proceeds from revolver, net	3,000	2,700
Repayment of debt	(2,625)	—
Repurchase of stock	—	(2,948)
Proceeds from option and warrants exercises	1,334	222
Net cash provided by (used in) financing activities	1,709	(26)
Net decrease in cash and cash equivalents	(2,799)	(1,060)
Cash and cash equivalents at beginning of period	5,639	1,294
Cash and cash equivalents at end of period	$2,840	$234
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,844	$878
Cash paid for taxes	$2,123	$2,791

Supplemental disclosure of non-cash investing and financing activities:
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

The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. Certain information and note disclosures normally included in the annual financial statements have been condensed or omitted pursuant to those instructions. This interim information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2012, contained in our Annual Report on Form 10-K and filed with the Securities and Exchange Commission on March 12, 2013. Interim results may not be indicative of our full fiscal year performance.

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

Inventories
Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Our inventory consists of specialty products that we manufacture on a limited quantity basis for our customers. We manufacture at quantity levels that are projected to be sold in the six month period following production. The Company has not had any products sold below their standard pricing less applicable volume discounts. At June 30, 2013, and December 31, 2012, we had an inventory reserve balance of $1,313,000 and $963,000 respectively, for certain products where the market has not developed as expected.

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

Software Development Costs
Costs of internally developed software for resale are expensed until the technological feasibility of the software product has been established. In accordance with the pronouncement on software development costs of the Accounting Standards Codification (“ASC”), software development costs are capitalized and amortized over the product's estimated useful life. The Company determined that it had achieved technological feasibility during the third quarter of 2012 on certain software being developed and has capitalized balances of approximately $4.3 million and $1.5 million of software development costs as of June 30, 2013 and December 31, 2012, respectively. No amortization was recognized related to these capitalized software costs as of June 30, 2013 as the product was not yet available for sale.

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

Goodwill
Purchase price in excess of the fair value of tangible assets and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. In accordance with FASB ASC Topic 350-20, Goodwill, the Company tests for impairment at least annually, using a two-step approach. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. As of the measurement date October 1, 2012, the Company operates as two reporting units. The fair value of each reporting unit is estimated using a combination of income and market approaches. If the carrying amount of the unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company evaluated goodwill during the fourth quarter of fiscal year 2012 and concluded there was no impairment to the carrying value of goodwill.

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

Research and Development
Internally funded research and development expenses are expensed as incurred and are included in cost of operations in the accompanying condensed consolidated statement of operations. In accordance with FASB ASC Topic 730 - Research and Development, such costs consist primarily of payroll, materials, subcontractor and an allocation of overhead costs related to product development. Research and development costs totaled $1,846,000 and $1,629,000 for the three months ended June 30, 2013 and June 30, 2012, respectively. Research and development costs totaled $3,009,000 and $2,466,000 for the six months ended June 30, 2013 and June 30, 2012, respectively.

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

For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax liability or benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax obligations or benefits and subsequent adjustments as considered appropriate by management. The Company's policy is to record interest and penalties as an increase in the liability for uncertain tax obligations or benefits and a corresponding increase to the income tax provision. No such adjustments were recorded during the three and six month periods ended as of June 30, 2013 or the year ended December 31, 2012.

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
The following table presents the calculation of basic and diluted net (loss) income per share (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net (loss) income	$(2,360)	$325	$(4,622)	$493
Weighted average shares – basic	36,613	25,553	36,490	25,680
Effect of dilutive potential common shares	—	2,800	—	2,405
Weighted average shares – diluted	36,613	28,353	36,490	28,085
Net (loss) income per share – basic	$(0.06)	$0.01	$(0.13)	$0.02
Net (loss) income per share – diluted	$(0.06)	$0.01	$(0.13)	$0.02
Anti-dilutive share-based awards, excluded	401	1,116	409	1,098
Outstanding options and warrants, total	7,893	7,212	7,893	7,212

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

The following assumptions were used for option grants during the periods ended June 30, 2013 and June 30, 2012.

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
Poole was founded in 1999 and is headquartered in Annapolis Junction, MD. Poole provides systems engineering, software development, program management, and technical support to the intelligence community as well as bringing several prime contracts to the Company. Poole had approximately 152 employees at the time of acquisition, of whom 124 had security clearances at the highest level.
Sensage, Inc
On October 12, 2012, the Company acquired Sensage, Inc. and its wholly owned subsidiary Sensage International, Inc. ("Sensage") for $15.0 million in cash and 713,151 shares of KEYW stock valued at $12.62 for a total initial purchase price of $24.0 million as adjusted for working capital targets as defined in the purchase agreement. There was additional consideration consisting of up to $7.5 million of KEYW common stock and $3.0 million of the cash contingent upon Sensage meeting certain revenue targets for the second half of 2012. Based on the actual performance during the earn-out period, an additional $78,000 of cash was paid to Sensage shareholders from the earn-out. The goodwill and intangibles are not deductible for tax purposes, however the identified intangible assets are amortized under US GAAP. The Company has recorded $8.5 million of intangible assets related to acquired customer relationships, intellectual property and trade name. These assets will be amortized over periods ranging from 1 year - 5 years.
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

IDEAL Technology Corporation
On January 31, 2013 the Company acquired IDEAL Technology Corporation ("IDEAL") for $7.0 million in cash and 157,655 shares of KEYW stock valued at $12.69 for a total purchase price of $9.1 million. IDEAL is not considered material to the financial results of KEYW and is not included in the pro forma tables below for that reason.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

The total purchase price paid for the acquisitions described above have been allocated as follows (in thousands):

	Poole	Sensage	Rsignia/Dilijent	IDEAL

Cash	$4,412	$1,948	$(6)	$301
Current assets, net of cash acquired	7,278	8,995	801	894
Fixed assets	755	61	123	70
Intangibles	21,709	8,498	6,001	2,056
Goodwill	110,928	9,630	5,837	6,623
Other assets	29	54	—	—
Total Assets Acquired	145,111	29,186	12,756	9,944
Current liabilities	8,045	6,700	1,333	865
Long-term obligations	9,140	—	—	—
Total Liabilities Assumed	17,185	6,700	1,333	865
Net Assets Acquired	$127,926	$22,486	$11,423	$9,079
Net Cash Paid	$113,545	$11,246	$6,601	$6,751
Equity Issued	9,969	9,292	4,828	2,027
Actual Cash Paid	$117,957	$13,194	$6,595	$7,052

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

The tables below summarize the unaudited pro forma statement of operations for the three and six months ended June 30, 2012, assuming the Poole and Sensage acquisitions had been completed on the first day of the year. Pro forma income statements are not presented for 2013 as there have been no material acquisitions during the six months ended June 30, 2013. These pro forma statements do not include any adjustments that may have resulted from synergies between the acquisitions, eliminations of intercompany transactions or from amortization of intangibles other than during the period the acquired entities were part of the Company. The 2012 activity for Poole and Sensage represents the financial activity in 2012 prior to acquisition. Activity for the Rsignia, Dilijent and IDEAL acquisitions are not included for any period presented due to their immateriality individually and in aggregate.

	For the Three Months Ended June 30, 2012 (In thousands)
	Poole	Sensage	KEYW	Total

Revenues
Services	$12,313	$—	$39,076	$51,389
Integrated Solutions	—	2,312	17,079	19,391
Total	12,313	2,312	56,155	70,780
Cost of Revenues
Services	9,269	—	28,113	37,382
Integrated Solutions	—	708	9,109	9,817
Total	9,269	708	37,222	47,199
Gross Profit
Services	3,044	—	10,963	14,007
Integrated Solutions	—	1,604	7,970	9,574
Total	3,044	1,604	18,933	23,581
Operating Expenses	2,532	1,892	17,958	22,382
Operating Income (Loss)	512	(288)	975	1,199
Non-operating Expense	—	105	450	555
Income (Loss) before Taxes	512	(393)	525	644
Tax Expense	210	—	200	410
Net Income (Loss)	$302	$(393)	$325	$234

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

	For the Six Months Ended June 30, 2012 (In thousands)
	Poole	Sensage	KEYW	Total

Revenues
Services	$24,271	$—	$78,931	$103,202
Integrated Solutions	—	4,369	33,000	37,369
Total	24,271	4,369	111,931	140,571
Cost of Revenues
Services	17,839	—	56,990	74,829
Integrated Solutions	—	1,413	17,079	18,492
Total	17,839	1,413	74,069	93,321
Gross Profit
Services	6,432	—	21,941	28,373
Integrated Solutions	—	2,956	15,921	18,877
Total	6,432	2,956	37,862	47,250
Operating Expenses	5,441	4,400	36,239	46,080
Operating Income (Loss)	991	(1,444)	1,623	1,170
Non-operating Expense	—	205	864	1,069
Income (Loss) before Taxes	991	(1,649)	759	101
Tax Expense	411	—	266	677
Net Income (Loss)	$580	$(1,649)	$493	$(576)

3. FAIR VALUE MEASUREMENTS

We group financial assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

At June 30, 2013, the Company did not have any financial assets or liabilities that were carried at fair value.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Accounts Receivable
Billed AR	$44,760	$40,689
Unbilled AR	15,031	17,793
Total AR	$59,791	$58,482

Unbilled amounts represent revenue recognized which could not be billed by the period end based on contract terms. The majority of the unbilled amounts were billed subsequent to period end. Retainages typically exist at the end of a project and/or if there is a disputed item on an invoice received by a customer. At June 30, 2013 and December 31, 2012, retained amounts are insignificant and are expected to be collected subsequent to the balance sheet date.
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

5. INVENTORIES

Inventories at June 30, 2013 and December 31, 2012 consisted of work in process at various stages of production and finished goods. This inventory, which consists primarily of mobile communications devices, is valued at the lower of cost (as calculated using the weighted average method) or market. The cost of the work in process consists of materials put into production, the cost of labor and an allocation of overhead costs. At June 30, 2013, and December 31, 2012, we have reserved $1,313,000 and $963,000 respectively, for certain inventory items where the market has not developed as expected.

6. PREPAID EXPENSES

Prepaid expenses at June 30, 2013 and December 31, 2012 primarily consist of prepaid insurance, bonuses, interest, rent, prepaid taxes and professional fees.

7. PROPERTY AND EQUIPMENT

Property and equipment are as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Property and Equipment
Aircraft	$8,623	$7,797
Leasehold Improvements	13,421	12,289
Manufacturing Equipment	2,865	2,605
Software Development Costs	4,264	1,548
Office Equipment	8,568	6,725
Total	$37,741	$30,964
Accumulated Depreciation	(9,943)	(7,104)
Property and Equipment, net	$27,798	$23,860

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Depreciation expense charged to operations was $2,839,000 and $2,055,000 for the six months ended June 30, 2013 and 2012, respectively. Depreciation expense charged to operations was $1,494,000 and $1,027,000 for the three months ended June 30, 2013 and 2012, respectively. Certain of our aircraft and equipment are stored and operated out of military bases located overseas.

8. AMORTIZATION OF INTANGIBLE ASSETS

The following values were assigned to intangible assets (other than goodwill) for the acquisitions noted below:

		June 30, 2013 (In thousands)
Acquisition	Intangible	Gross Book Value	Accumulated Amortization	Net Book Value
S&H	Contracts – Fixed Price Level of Effort	$1,606	$(1,304)	$302
ICCI	Contracts – Fixed Price Level of Effort	1,181	(1,129)	52
ICCI	Contracts – T&M and IDIQ	3,018	(3,006)	12
ESD	Contracts	1,207	(952)	255
Sycamore	Contracts	5,898	(5,079)	819
Everest	Contracts	4,690	(2,423)	2,267
JKA	Contracts	2,680	(2,010)	670
FASI	Contracts	2,775	(1,503)	1,272
FLD	Customer Relationships	17,549	(13,919)	3,630
FLD	Contracts	2,234	(2,141)	93
FLD	Technology Assets	1,958	(1,553)	405
Poole	Trade Name	795	(477)	318
Poole	Contract rights	20,914	(3,138)	17,776
Sensage	Marketing	249	(149)	100
Sensage	Intellectual Property	4,567	(1,142)	3,425
Sensage	Customer Relationships	3,682	(552)	3,130
Rsignia	Intellectual Property	5,001	(972)	4,029
Dilijent	Intellectual Property	1,000	(194)	806
IDEAL	Intellectual Property	2,056	(428)	1,628
		$83,060	$(42,071)	$40,989

The Company recorded amortization expense of $13.0 million and $9.7 million for the six months ended June 30, 2013 and 2012, respectively. The Company recorded amortization expense of $6.1 million and $4.9 million for the three months ended June 30, 2013 and 2012, respectively.

During the first quarter of 2013, the Company determined that the earn-out relating to the acquisition of certain government contracting assets from National Semiconductor Corporation (“TI”) would not be achieved. As such, the remaining intangible asset and accrued earn-out relating to the TI acquisition were written-down resulting in a net non-operating gain of $146,000.

Estimated future intangible amortization expense by year as of June 30, 2013 (In thousands):
2013	2014	2015	2016	2017
$11,647	$11,663	$9,071	$4,919	$3,689

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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
On November 20, 2012, the Company amended the Credit Agreement to increase both the term loan and the amount available under the Revolver by $10 million each as well as adding additional lenders to the Credit Agreement. This brings the term loan to $70 million and the Revolver to $50 million. The Company is required to comply with certain financial covenants contained in the Credit Agreement. As of June 30, 2013, the Company was in compliance with all covenants as under the Credit agreement.
In connection with the issuance of the term loan and revolving credit facility in 2012 the Company incurred $3,199,000 in financing costs. These financing costs are being amortized using the effective interest rate method over a five year period, the life of the related debt. The Company recognized $320,000 in amortization expense for the six months ended June 30, 2013. The Company recognized $160,000 in amortization expense for the three months ended June 30, 2013. The Company is estimated to incur future amortization expense of $320,000 for the remainder of 2013 and $640,000, $640,000, $640,000 and $480,000 for the years ended December 31, 2014 - 2017 respectively. The agreement also has a $37,500 quarterly agency fee payable as incurred. This amount is not included in the deferred financing costs as it only applies until the loans are repaid.
At June 30, 2013, the Company had fully drawn the available funds under the term loan and had $24.0 million outstanding under the revolver. The Company has recorded the revolver as a current debt due to the unstructured repayment terms and the Company's practice of using free cash flow to pay down debt. The term loan requires certain quarterly payments and the first three of those payments have been made as of June 30, 2013 in the amount of $1.3 million each, bringing the term loan balance to $66.1 million. The payment schedule for the term loan by year is as follows:

Required Future Loan Payments (In thousands) :
2013	2014	2015	2016	2017
$3,063	$7,000	$7,000	$7,000	$42,000

Interest expense recorded under the new facilities was $1,817,000 during the six months ended June 30, 2013. Interest expense recorded under the new facilities was $909,000 during the three months ended June 30, 2013.
In February 2011, the Company entered into a $50 million credit facility that includes an accordion feature allowing for an additional $25 million in borrowing. The credit facility was a 3 year agreement and was a multi-bank facility with Bank of America as lead bank. On September 28, 2012 the Company terminated, satisfied, and discharged all of its obligations under the Bank of America credit facility. Interest expense recognized related to this agreement was approximately $868,000 for the six months ended June 30, 2012. Interest expense recognized related to this agreement was approximately $456,000 for the three months ended June 30, 2012.

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

The option grants during the first half of 2013 consist of options issued to new hires or discretionary awards. All equity issuances have an exercise price at market value or higher based upon our publicly-traded share price on the date of grant.

The Black-Scholes model requires certain inputs related to dividend yield, risk-free interest rate, expected volatility and forfeitures in order to price the option values. During 2013, our assumptions related to these inputs were as follows:

-Dividend yield was zero as we have no current intentions to pay any dividends

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

-Risk-free interest rate ranging from 0.65% - 1.03%

-Expected volatility ranging from 37.08% - 51.37%

-Forfeitures ranging from 11% - 39%

A summary of stock option activity for the period ended June 30, 2013 is as follows:

	Number of Shares	Option Exercise Price	Weighted Average Exercise Price
Outstanding January 1, 2013	3,186,414
Granted	428,200	$11.27 - $16.08	$12.07
Exercised	(160,963)	$5.00 - $14.57	$8.02
Cancelled	(190,057)	$5.00 - $16.08	$11.81
Options Outstanding June 30, 2013	3,263,594

All stock based compensation has been recorded as part of operating expenses. Accounting standards require forfeitures to be estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture estimates are disclosed in the information regarding the option grants above. For the periods ended June 30, 2013 and 2012, share-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. The total unrecognized stock compensation expense at June 30, 2013 is approximately $9.2 million, which will be recognized over four years.

As of June 30, 2013, outstanding stock options were as follows:

Exercise Price	Options Outstanding	Intrinsic Value	Options Vested	Intrinsic Value	Weighted Average Remaining Life (Years)
$5.00	94,100	$776,325	82,700	$682,275	5.23
$5.50	680,112	5,270,868	594,512	4,607,468	6.32
$6.90 – $7.66	337,884	1,969,591	164,066	956,440	8.58
$7.96 – $8.14	83,399	439,241	38,333	201,890	8.39
$9.17 - $10.98	388,008	1,374,652	271,623	1,005,355	7.67
$11.18 - $11.99	447,742	814,415	117,549	182,805	8.94
$12.28 - $12.97	576,524	323,748	106,121	73,944	9.13
$13.00 - $13.35	227,525	39,431	56,242	9,697	9.49
$14.03 - $14.88	422,050	—	300,079	—	7.71
$16.08	6,250	—	1,566	—	9.75
	3,263,594	$11,008,271	1,732,791	$7,719,874

2013 Stock Incentive Plan
Total equity available to issue	2,000,000
Total equity outstanding or exercised	638,700
Total equity remaining	1,361,300

Restricted Stock Awards
During 2013, the Company has issued restricted stock for employee incentive plans and strategic hires. The Company issued 66,000 shares of restricted common stock to existing employees under the long-term incentive plan and an additional 17,500 shares of restricted common stock to board members. These shares cliff vest in three years. The Company issued an additional 37,750 restricted shares to employees from the Sensage Acquisition. These shares vest 75% on February 8, 2014 and 25% on August 8, 2014. The Company also issued 98,800 shares of restricted common stock to 46 founding employees of KEYW for recognition

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

of their continued service and loyalty going into our fifth year of business. Of these shares 40,800 cliff vest in one year and 58,000 cliff vest in three years. An additional 11,000 shares were issued to strategic hires. The expense for these shares will be recognized over the vesting life of each individual tranche of shares based upon the fair value of a share of stock at the date of grant. All restricted stock awards have no exercise price.

As of June 30, 2013, outstanding unvested restricted stock awards were as follows:

Unvested Shares
Outstanding January 1, 2013	452,583
Granted	231,050
Vested	(30,333)
Cancelled	(35,700)
Outstanding June 30, 2013	617,600

11. WARRANTS

During the first half of 2013, warrant holders exercised 9,000 warrants with 4,000 warrants exercised at $4.00 per share and 5,000 warrants exercised at $5.50 per share. The total cash received from these exercises was approximately $43,500. Our warrants contain provisions that allow warrant holders to cashlessly exercise their warrants at their option.

As of June 30, 2013, outstanding warrants were as follows:

Exercise Price	Warrants Outstanding	Warrants Vested	Weighted Average Remaining Life (Years)
$4.00	2,019,250	2,019,250	2.15
$5.50	2,241,780	2,241,780	2.90
$9.25	210,000	210,000	3.71
$12.65	158,116	158,116	6.41
	4,629,146	4,629,146

12. SEGMENTS

The Company specifically identifies acquired goodwill and intangibles with specific segments. Fixed assets are segregated by segment with assets also being assigned to Corporate for those assets that are not specifically identified for either segment.

	As of and for the Six Months ended June 30, 2013 (In thousands and unaudited)
	Services	Integrated Solutions	Corporate
Goodwill	$271,822	$25,662	$—
Intangibles, net	28,578	12,411	—
Property and Equipment, net	3,124	12,072	12,602
Depreciation Expense	832	1,136	871
Intangible Amortization	6,760	6,252	—

	For the Six Months ended June 30, 2012 (In thousands and unaudited)
	Services	Integrated Solutions	Corporate
Depreciation Expense	$387	$1,310	$362
Intangible Amortization	5,144	4,594	—

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

	As of December 31, 2012 (In thousands)
	Services	Integrated Solutions	Corporate
Goodwill	$271,822	$19,039	$—
Intangibles, net	37,192	16,607	—
Property and Equipment, net	4,633	6,869	12,358

13. SUBSEQUENT EVENTS

In connection with the preparation of its financial statements for the six months ended June 30, 2013, the Company has evaluated events that occurred subsequent to June 30, 2013 to determine whether any of these events required recognition or disclosure in the six months ended June 30, 2013 financial statements. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2013 AND JUNE 30, 2012
The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report. In addition, see Note 2 – Acquisitions to our unaudited financial statements included in this Quarterly Report for specific information with respect to the assumptions and adjustments made in calculating the pro forma financial information for the three month period ended June 30, 2012 set forth below.

CONSOLIDATED OVERVIEW (In thousands)	Three Months Ended June 30, 2013	% of Revenue	Three Months Ended June 30, 2012	% of Revenue
Revenue	$78,258	100.0%	$56,155	100.0%
Gross Margin	25,600	32.7%	18,933	33.7%
Cost of Operations	22,501	28.8%	13,089	23.3%
Intangible Amortization	6,091	7.8%	4,869	8.7%
Non-operating Expense, net	868	1.1%	450	0.8%

Revenue increased by $22.1 million or 39% for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The main drivers for the revenue increase were the acquisitions of Poole and Sensage in the fourth quarter of 2012 and organic growth within both operating segments. On a pro forma basis, revenue increased by approximately $7.5 million or

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

11% between the periods with the majority of that growth in the Services segment and driven largely by growth in a new contract awarded to Poole in 2012. Due to the uncertainty resulting from sequestration, we are unable to project revenue for the remainder of 2013. Revenue may stay flat, decrease or increase in a range of several percentage points from the second quarter of 2013 and pro forma third and fourth quarters of 2012.
Gross margin decreased as a percentage of revenue for the three months ended June 30, 2013 as compared to the same period from 2012, as a result of the acquisition of Poole. A significant portion of the revenue from the Poole acquisition is generated by subcontract labor that is at a much lower gross margin than our self-performed work. Accordingly, a significant part of the revenue growth in our Services segment was generated from subcontract labor at a lower gross margin than we have historically seen in that segment and outpaced our higher margin revenue growth in the Integrated Solutions segment, resulting in a decrease in overall gross margin as a percentage of revenue.
Our cost of operations increased by $9.4 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The main drivers for this increase are facility costs as a result of our new office space and training facilities, the acquisitions in late 2012, infrastructure spending for the introduction of our commercial software product and stock option expense. Our facility costs increased by $1.3 million between the two periods mainly due to lease costs and depreciation associated with the build-out of the new facilities. In preparation for the general release of our commercial software product we have increased our staffing in both sales and operations within our commercial software group. On a pro forma basis, operating expenses increased by $5.0 million including $1.2 million of increased costs resulting from the move to our new office space, infrastructure spending on our commercial software product of $1.9 million and increased stock option expense of $0.8 million. The majority of the increased stock option expense is due to the acquisitions in the fourth quarter of 2012, as we grant all employees an equity stake in the company.
Intangible amortization expense has increased as a result of the new acquisitions, partially offset by the expiration of certain intangibles from prior acquisitions. We expect intangible amortization expense to decline during 2013 as older intangibles become fully amortized. Comparison to prior year will continue to show a higher level of amortization in 2013 for all period comparisons to prior year due to the 2012 acquisitions.
Non-operating expense primarily consists of interest expense of $912,000. The increase from 2012 is due to additional interest expense of $456,000 due to increased borrowing levels.

SERVICES SEGMENT RESULTS (In thousands)	Three Months Ended June 30, 2013	% of Revenue	Three Months Ended June 30, 2012	% of Revenue
Revenue	$55,499	100.0%	$39,076	100.0%
Gross Margin	14,538	26.2%	10,963	28.1%
Intangible Amortization	3,001	5.4%	2,572	6.6%

Revenue for the three months ended June 30, 2013 increased on a year over year basis by $16.4 million, or 42% as compared to the three months ended June 30, 2012. The majority of this increase is the acquisition of Poole. Poole's revenue for the three months ended June 30, 2012 was $12.3 million. On a pro forma basis, revenue grew $4.1 million, or 8%, with the expansion of several programs predominantly from the Poole acquisition. Due to the uncertainty resulting from sequestration, we are unable to project Services revenue for the remainder of 2013.
Gross margin decreased as a percentage of revenue for the quarter ended June 30, 2013 as compared to the quarter ended June 30, 2012 as a result of the inclusion of the Poole contracts and related reliance on subcontractor revenue. A significant portion of Poole's revenue has been generated through subcontractors which have a lower gross profit margin than our self-performed work. There was no significant change in the gross margins in our services business outside of the Poole contracts during the second quarter of 2013 as compared to the second quarter of 2012. We expect gross margins to be slightly better in the third quarter of 2013 as we will have a lower contractor ratio than we had in the second quarter of 2013.
Amortization expense increased in 2013 primarily as a result of the Poole acquisition in the fourth quarter of 2012 that contributed $1.2 million of expense in the second quarter of 2013, which was partially offset by the expiring of certain intangibles from prior acquisitions.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

INTEGRATED SOLUTIONS SEGMENT RESULTS (In thousands)	Three Months Ended June 30, 2013	% of Revenue	Three Months Ended June 30, 2012	% of Revenue
Revenue	$22,759	100.0%	$17,079	100.0%
Gross Margin	11,062	48.6%	7,970	46.7%
Intangible Amortization	3,090	13.6%	2,297	13.4%

Revenue for the three months ended June 30, 2013 increased on a year-over-year basis by $5.7 million, or 33%, as compared to the three months ended June 30, 2012. The main driver for this was the acquisitions in 2012 and 2013 that contributed approximately $3.1 million of revenue during the second quarter of 2013, most notably Sensage. The remaining growth is due to additional product sales in 2013. We expect revenue to increase in the third quarter of 2013, from the second quarter of 2013, due to increased software and product sales. As we are introducing a new software platform for general availability during the third quarter of 2013, we are unable to provide specific growth numbers although we anticipate the revenue impact of those software sales to be minimal during the third quarter.
Gross margin as a percentage of revenue increased in the second quarter of 2013 as compared to the same quarter in the prior year due to the revenue mix. We anticipate that gross margins will increase as a percentage of revenue from the second to third quarter of 2013 as our software sales increase.
Intangible amortization has increased primarily from the acquisition of Sensage in October 2012 and IDEAL in January 2013. We expect to have a similar amount of intangible expense for the remainder of 2013 when the expense associated with the FLD acquisition is complete.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2013 AND JUNE 30, 2012
The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report. In addition, see Note 2 – Acquisitions to our unaudited financial statements included in this Quarterly Report for specific information with respect to the assumptions and adjustments made in calculating the pro forma financial information for the six month periods ended June 30, 2012 set forth below.

CONSOLIDATED OVERVIEW (In thousands)	Six Months Ended June 30, 2013	% of Revenue	Six Months Ended June 30, 2012	% of Revenue
Revenue	$156,130	100.0%	$111,931	100.0%
Gross Margin	49,662	31.8%	37,862	33.8%
Cost of Operations	42,734	27.4%	26,501	23.7%
Intangible Amortization	13,012	8.3%	9,738	8.7%
Non-operating Expense, net	1,574	1.0%	864	0.8%

Revenue increased by $44.2 million or 39% for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The main drivers for the revenue increase were the acquisitions of Poole and Sensage in the fourth quarter of 2012 and organic growth within both operating segments. On a pro forma basis, revenue increased by approximately $15.6 million or 11% between the periods with the majority of that growth in the Services segment and driven largely by growth in a new contract awarded to Poole in 2012.
Gross margin decreased as a percentage of revenue for the six months ended June 30, 2013 as compared to the same period from 2012 as a result of the acquisition of Poole. A significant portion of the revenue from the Poole acquisition is generated by subcontract labor that is at a much lower gross margin than our self-performed work. Accordingly, a large part of the revenue growth in our Services segment was generated from subcontract labor at a lower gross margin than we have historically seen in that segment and outpaced our higher margin revenue growth in the Integrated Solutions segment, resulting in a decrease in overall gross margin as a percentage of revenue.
Our cost of operations increased by $16.2 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The main drivers for this increase are facility costs as a result of our new office space and training facilities, the acquisitions in late 2012, infrastructure spending for the introduction of our commercial software product and stock option expense. Our facility costs increased by $2.6 million between the two periods mainly due to lease costs and depreciation associated with the build-out of the new facilities and the increased number of facilities as a result of acquisitions. In preparation for the general

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

release of our commercial software product we have increased our staffing in both sales and operations within our commercial software group. On a pro forma basis, operating expenses increased by $6.4 million, including increased costs of $2.4 million resulting from the move to our new office space, increased infrastructure spending in our commercial software group of $2.6 million and increased stock option expense of $1.5 million. The majority of the increased stock option expense is due to the acquisitions in the fourth quarter of 2012 as we grant all employees an equity stake in the company.
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
Non-operating expense primarily consists of interest expense of $1,828,000 less the non-cash gain of $146,000 associated with the write-down of the TI earn-out and related intangible assets. The increase from 2012 is due to an increase in interest expense of $954,000.

SERVICES SEGMENT RESULTS (In thousands)	Six Months Ended June 30, 2013	% of Revenue	Six Months Ended June 30, 2012	% of Revenue
Revenue	$114,342	100.0%	$78,931	100.0%
Gross Margin	28,973	25.3%	21,941	27.8%
Intangible Amortization	6,760	5.9%	5,144	6.5%

Revenue for the six months ended June 30, 2013 increased on a year over year basis by $35.4 million, or 45% as compared to the six months ended June 30, 2012. The majority of this increase is the acquisition of Poole. On a pro forma basis, revenue grew $11.1 million, or 11%, with the expansion of several programs predominantly from the Poole acquisition.
Gross margin decreased as a percentage of revenue for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 as a result of the inclusion of the Poole contracts and related reliance on subcontractor revenue. A significant portion of Poole's revenue has been generated through subcontractors which have a lower gross profit margin than our self-performed work. There was no significant change in the gross margins in our services business outside of the Poole contracts during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.
Amortization expense increased in 2013 primarily as a result of the Poole acquisition in the fourth quarter of 2012 that contributed $2.4 million of expense in the first quarter of 2013, which was partially offset by the expiring of certain intangibles from prior acquisitions.

INTEGRATED SOLUTIONS SEGMENT RESULTS (In thousands)	Six Months Ended June 30, 2013	% of Revenue	Six Months Ended June 30, 2012	% of Revenue
Revenue	$41,788	100.0%	$33,000	100.0%
Gross Margin	20,689	49.5%	15,921	48.2%
Intangible Amortization	6,252	15.0%	4,594	13.9%

Revenue for the six months ended June 30, 2013 increased on a year-over-year basis by $8.8 million, or 26%, as compared to the six months ended June 30, 2012. The main driver for this was the acquisitions in 2012 and 2013 that contributed approximately $6.2 million of revenue during the six months ended June 30, 2013, primarily from Sensage. The remaining growth is due to additional product sales.
Gross margin as a percentage of revenue increased slightly in the first six months of 2013 as compared to the same period in the prior year due to the revenue mix.
Intangible amortization has increased primarily from the acquisition of Sensage in October 2012 and IDEAL in January 2013. We expect to have a similar amount of intangible expense for the remainder of 2013 when the expense associated with the FLD acquisition is complete.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources
Cash and cash equivalents totaled approximately $2.8 million at June 30, 2013. Our working capital, defined as current assets minus current liabilities, was $12.1 million. This represents a decrease of approximately $4 million from December 31, 2012, primarily due to increased borrowings on our revolver under our credit facility to fund the acquisition of IDEAL, offset by a reduction in the accrued earn-out payable related to the TI acquisition. During the first six months of 2013 we have used $8 million of cash to fund the IDEAL acquisition and to pay down the term note. We anticipate that we will be in a net repayment position for the third quarter and for the rest of 2013 excluding any acquisitions. At June 30, 2013, we are in compliance with all of our debt covenants.
We believe that cash from operations will be sufficient to fund our operations as we continue to grow, in addition to allowing us to continue to pay down our outstanding debt. Given the timing of payrolls and bonus payments in the first quarter of 2013, we utilized our cash flow to satisfy employee obligations. This timing is isolated to the first quarter. We may use our line of credit to fund acquisitions and to provide liquidity in the event of federal government budgetary issues, including the failure or delay by Congress and the President in approving federal budgets in the future. We may also use the line of credit as we continue to invest in our emerging commercial software product and to expand our flight capabilities.
We will continue to acquire companies when there is a strategic fit. At June 30, 2013, we had approximately $51 million of available cash, including our credit facility accordion feature, with which to complete additional acquisitions under our existing credit facilities. We may need to increase our credit facilities to complete large acquisitions that require a significant cash component. It is management's intention to not expand our credit facilities such that our leverage ratio would exceed 3.5 times trailing earnings of ourselves and any material acquisitions.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding our exposure to interest rates and foreign exchange rate risks.

Interest Rate Risk
At June 30, 2013, we had $90 million outstanding balance under credit facilities. Historically, we have not mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements, nor do we have any plans to do so in the immediate future. We believe that a 10 percent change in interest rates would be immaterial to the Company over the next six months.

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

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On June 14, 2013, Exelis Inc. and its subsidiary EVI Technology, LLC filed a complaint in the Circuit Court of Fairfax County, Virginia against The KEYW Corporation, the Company's wholly-owned subsidiary, and certain of its employees. On July 10, 2013 the case was removed to the United States District Court for the Eastern District of Virginia, and the original complaint was subsequently amended. The amended complaint alleges counts of conspiracy and willful and malicious acts in concert under Virginia law against all of the alleged defendants, and other counts, including breaches of fiduciary duty and contract, violation of state trade secret laws, tortuous interference with contractual relations and conversion against the employee defendants, who were formerly employees of the plaintiff Exelis.  The complaint seeks damages not to exceed $45.0 million, including compensatory, unjust enrichment, accounting of gain and related treble, exemplary and punitive damages, and attorneys' fees and costs. The KEYW Corporation intends to file an answer denying liability for the counts against it and will vigorously defend against this lawsuit.

ITEM 6.    EXHIBITS

Exhibits – See Exhibit Index

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KEYW HOLDING CORPORATION

Date: July 31, 2013	By:	/s/ Leonard E. Moodispaw
Leonard E. Moodispaw
President and Chief Executive Officer

Date: July 31, 2013	By:	/s/ John E. Krobath
John E. Krobath
Chief Financial Officer

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Exhibit No.	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of the Company, as filed on October 6, 2010	(1)

3.2	Amended and Restated Bylaws of the Company	(2)

4.3	Specimen of Common Stock Certificate	(3)

31.1	Certification of the Chief Executive Officer pursuant to R Rule 13a-14(a)/15d-14(a)	x

31.2	Certification of the Chief Financial Officer pursuant to R Rule 13a-14(a)/15d-14(a)	x

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