Form 10-Q
period 2013-09-30
KEYW HOLDING CORP
filed 2013-10-30
CIK 1487101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:          September 30, 2013
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
Yes ☐             No ☒

The number of shares outstanding of the issuer’s common stock ($0.001 par value), as of October 18, 2013 was 36,763,431.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and par value per share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,618	$5,639
Receivables	50,206	58,482
Inventories, net	10,813	8,739
Prepaid expenses	2,883	1,880
Income tax receivable	—	96
Deferred tax asset, current	4,089	3,149
Total current assets	74,609	77,985

Property and equipment, net	27,779	23,860
Goodwill	297,484	290,861
Other intangibles, net	35,006	53,799
Deferred tax asset	15,683	13,608
Other assets	2,366	2,562
TOTAL ASSETS	$452,927	$462,675
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolver	$20,000	$21,000
Accounts payable	8,066	7,254
Accrued expenses	9,341	5,488
Accrued salaries & wages	15,190	17,770
Term note – current portion	7,000	5,688
Deferred revenue	2,988	2,905
Deferred income taxes	1,429	1,429
Total current liabilities	64,014	61,534
Long-term liabilities:
Term note – non-current portion	57,750	63,000
Non-current deferred tax liability	25,029	29,700
Other non-current liabilities	7,434	7,413
TOTAL LIABILITIES	154,227	161,647
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5 million shares authorized, none issued	—	—
Common stock, $0.001 par value; 100 million shares authorized, 36,751,619 and 36,135,542 shares issued and outstanding	37	36
Additional paid-in capital	300,510	292,715
(Accumulated deficit) Retained earnings	(1,847)	8,277
Total stockholders’ equity	298,700	301,028
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$452,927	$462,675

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Services	$52,600	$39,665	$166,943	$118,596
Integrated Solutions	21,173	17,688	62,961	50,688
Total	73,773	57,353	229,904	169,284
Costs of Revenues, excluding amortization
Services	38,455	28,634	123,824	85,623
Integrated Solutions	10,891	9,232	31,990	26,312
Total	49,346	37,866	155,814	111,935
Gross Profit
Services	14,145	11,031	43,119	32,973
Integrated Solutions	10,282	8,456	30,971	24,376
Total	24,427	19,487	74,090	57,349
Operating Expenses
Operating expenses	20,669	13,914	63,404	40,415
Intangible amortization expense	5,984	4,869	18,995	14,607
Total	26,653	18,783	82,399	55,022
Operating (Loss) Income	(2,226)	704	(8,309)	2,327
Non-Operating Expense, net	7,321	376	8,895	1,239
(Loss) Income before Income Taxes	(9,547)	328	(17,204)	1,088
Income Tax (Benefit) Expense, net	(4,045)	(13)	(7,080)	253
Net (Loss) Income	$(5,502)	$341	$(10,124)	$835
Weighted Average Common Shares Outstanding
Basic	36,708,835	25,883,556	36,554,964	25,744,453
Diluted	36,708,835	29,357,193	36,554,964	28,548,768
(Loss) Earnings per Share
Basic	$(0.15)	$0.01	$(0.28)	$0.03
Diluted	$(0.15)	$0.01	$(0.28)	$0.03

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)
(In thousands except share amounts)

	Common Stock		Additional Paid-In Capital (APIC)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2013	36,135,542	$36	$292,715	$8,277	$301,028
Net loss	—	—	—	(10,124)	(10,124)
Warrant exercise	84,933	—	43	—	43
Option exercise	177,839	—	1,411	—	1,411
Restricted stock issuances	245,550	1	2,019	—	2,020
Restricted stock forfeitures	(49,900)	—	(219)	—	(219)
Equity issued as part of an acquisition	157,655	—	2,027	—	2,027
Stock based compensation	—	—	2,514	—	2,514
BALANCE, SEPTEMBER 30, 2013	36,751,619	$37	$300,510	$(1,847)	$298,700

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands except share amounts)

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
	(Unaudited)	(Unaudited)
Net (loss) income	$(10,124)	$835
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock compensation	4,314	2,068
Depreciation/Amortization	23,306	17,747
Non-cash impact of TI earn-out reduction	(146)	—
Deferred taxes	(5,310)	(2,389)
Changes in operating assets and liabilities:
Receivables	8,580	(5,262)
Inventories, net	(1,497)	(1,824)
Prepaid expenses	(990)	162
Income tax receivable	96	—
Accounts payable	247	(724)
Accrued expenses	702	3,643
Other balance sheet changes	195	163
Net cash provided by operating activities	19,373	14,419
Cash flows from investing activities:
Acquisitions, net of cash acquired	(6,751)	—
Purchases of property and equipment	(5,443)	(5,922)
Capitalized software development costs	(2,716)	—
Net cash used in investing activities	(14,910)	(5,922)
Cash flows from financing activities:
Proceeds from stock issuance, net	—	94,451
Proceeds from revolver, net	(1,000)	(49,500)
Repayment of debt	(3,938)	—
Repurchase of stock	—	(2,948)
Proceeds from option and warrant exercises	1,454	370
Net cash (used in) provided by financing activities	(3,484)	42,373
Net increase in cash and cash equivalents	979	50,870
Cash and cash equivalents at beginning of period	5,639	1,294
Cash and cash equivalents at end of period	$6,618	$52,164
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,711	$1,304
Cash paid for taxes	$2,625	$4,227

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

With the Sensage acquisition in 2012, the Company's software products are licensed on a perpetual basis. In addition, the Company provides maintenance under a separate maintenance agreement, typically for twelve months. Maintenance includes technical support and unspecified software upgrades and enhancements if and when available. Revenue from perpetual software licenses is recognized under the residual method for arrangements in which the software is sold with maintenance and/or professional services, as the Company has established VSOE of fair value for maintenance and professional services.

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

Inventories
Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Our inventory consists of specialty products that we manufacture on a limited quantity basis for our customers. We manufacture at quantity levels that are projected to be sold in the six-month period following production. The Company has not had any products sold below their standard pricing less applicable volume discounts. At September 30, 2013, and December 31, 2012, we had an inventory reserve balance of $1,257,000 and $963,000, respectively, for certain products where the market has not developed as expected.

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

Property and Equipment
All property and equipment are stated at acquisition cost, or in the case of self-constructed assets, the cost of labor and a reasonable allocation of overhead costs (no general and administrative costs are included). The cost of maintenance and repairs, which do not significantly improve or extend the life of the respective assets, are charged to operations as incurred.

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

Software Development Costs
Costs of internally developed software for resale are expensed until the technological feasibility of the software product has been established. In accordance with the pronouncement on software development costs of the Accounting Standards Codification (“ASC”), software development costs are capitalized and amortized over the product's estimated useful life. The Company determined that it had achieved technological feasibility during the third quarter of 2012 on certain software being developed and has capitalized balances of approximately $4.3 million and $1.5 million of software development costs as of September 30, 2013 and December 31, 2012, respectively. The capitalized software will be amortized as a percentage of revenue recognized from the sale of the capitalized software. No such revenue has been recognized to date.

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

Goodwill
Purchase price in excess of the fair value of tangible assets and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. In accordance with FASB ASC Topic 350-20, Goodwill, the Company tests for impairment at least annually. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. As of the measurement date October 1, 2012, the Company operated as two reporting units. The fair value of each reporting unit is estimated using a combination of income and market approaches. If the carrying amount of the unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company evaluated goodwill during the fourth quarter of fiscal year 2012 and concluded there was no impairment to the carrying value of goodwill.

Intangibles
Intangible assets consist of the value of customer related intangibles acquired in various acquisitions. Intangible assets are amortized on a straight line basis over their estimated useful lives unless the pattern of usage of the benefits indicates an alternative method is more representative. The useful lives of these intangibles range from one to seven years.

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

Research and Development
Internally funded research and development expenses are expensed as incurred and are included in cost of operations in the accompanying condensed consolidated statement of operations. In accordance with FASB ASC Topic 730 - Research and Development, such costs consist primarily of payroll, materials, subcontractor and an allocation of overhead costs related to product development. Research and development costs totaled $2,280,000 and $1,688,000 for the three months ended September 30, 2013 and September 30, 2012, respectively. Research and development costs totaled $5,289,000 and $4,154,000 for the nine months ended September 30, 2013 and September 30, 2012, respectively.

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

For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax liability or benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax obligations or benefits and subsequent adjustments as considered appropriate by management. The Company's policy is to record interest and penalties as an increase in the liability for uncertain tax obligations or benefits and a corresponding increase to the income tax provision. No such adjustments were recorded during the three or nine months ended as of September 30, 2013 or the year ended December 31, 2012.

Earnings per Share
Basic net (loss) income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted (loss) income per share is calculated by dividing net (loss) income by the diluted weighted average common shares, which reflects the potential dilution of stock options, warrants, and contingently issuable shares that could share in our income if the securities were exercised.
The following table presents the calculation of basic and diluted net (loss) income per share (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net (loss) income	$(5,502)	$341	$(10,124)	$835
Weighted average shares – basic	36,709	25,884	36,555	25,744
Effect of dilutive potential common shares	—	3,473	—	2,805
Weighted average shares – diluted	36,709	29,357	36,555	28,549
Net (loss) income per share – basic	$(0.15)	$0.01	$(0.28)	$0.03
Net (loss) income per share – diluted	$(0.15)	$0.01	$(0.28)	$0.03
Anti-dilutive share-based awards, excluded	748	689	398	880
Outstanding options and warrants, total	7,695	7,125	7,695	7,125

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

The following assumptions were used for option grants during the periods ended September 30, 2013 and 2012.

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

Recently Issued Accounting Pronouncements
In July 2012, the FASB issued guidance on testing for indefinite-lived intangible assets other than Goodwill for impairment. The new guidance provides for an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to US GAAP are effective for fiscal years starting after September 15, 2012. The Company's adoption of this accounting guidance did not have a material impact on its financial statements and related disclosures as it has no indefinite-lived intangible assets other than Goodwill.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

In July 2013, the FASB issued guidance on the financial statement presentation of unrecognized tax benefit. The new guidance requires unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward. The amendments to US GAAP are effective for fiscal years starting after December 15, 2013. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.

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
Sensage, Inc.
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
Sensage was founded in 2001 and is headquartered in Redwood City, CA. Sensage provides system incident event management software through its proprietary solution and brings commercial software experience to the Company. Sensage had approximately 35 employees at the time of acquisition, most of whom were not cleared at any level.
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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

The tables below summarize the unaudited pro forma statement of operations for the three and nine months ended September 30, 2012, assuming the Poole and Sensage acquisitions had been completed on the first day of the year. Pro forma income statements are not presented for 2013 as there have been no material acquisitions during the nine months ended September 30, 2013. These pro forma statements do not include any adjustments that may have resulted from synergies between the acquisitions, eliminations of intercompany transactions or from amortization of intangibles other than during the period the acquired entities were part of the Company. The 2012 activity for Poole and Sensage represents the financial activity in 2012 prior to acquisition. Activity for the Rsignia, Dilijent and IDEAL acquisitions are not included for any period presented due to their immateriality individually and in aggregate.

	For the Three Months Ended September 30, 2012 (In thousands)
	Poole	Sensage	KEYW	Total

Revenues
Services	$18,050	$—	$39,665	$57,715
Integrated Solutions	—	2,253	17,688	19,941
Total	18,050	2,253	57,353	77,656
Cost of Revenues
Services	14,334	—	28,634	42,968
Integrated Solutions	—	604	9,232	9,836
Total	14,334	604	37,866	52,804
Gross Profit
Services	3,716	—	11,031	14,747
Integrated Solutions	—	1,649	8,456	10,105
Total	3,716	1,649	19,487	24,852
Operating Expenses	1,948	2,331	18,783	23,062
Operating Income (Loss)	1,768	(682)	704	1,790
Non-operating Expense	—	99	376	475
Income (Loss) before Taxes	1,768	(781)	328	1,315
Tax (Benefit) Expense	1,014	—	(13)	1,001
Net Income (Loss)	$754	$(781)	$341	$314

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

	For the Nine Months Ended September 30, 2012 (In thousands)
	Poole	Sensage	KEYW	Total

Revenues
Services	$42,321	$—	$118,596	$160,917
Integrated Solutions	—	6,622	50,688	57,310
Total	42,321	6,622	169,284	218,227
Cost of Revenues
Services	32,173	—	85,623	117,796
Integrated Solutions	—	2,017	26,312	28,329
Total	32,173	2,017	111,935	146,125
Gross Profit
Services	10,148	—	32,973	43,121
Integrated Solutions	—	4,605	24,376	28,981
Total	10,148	4,605	57,349	72,102
Operating Expenses	7,389	6,731	55,022	69,142
Operating Income (Loss)	2,759	(2,126)	2,327	2,960
Non-operating Expense	—	304	1,239	1,543
Income (Loss) before Taxes	2,759	(2,430)	1,088	1,417
Tax Expense	1,425	—	253	1,678
Net Income (Loss)	$1,334	$(2,430)	$835	$(261)

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

At September 30, 2013, the Company did not have any financial assets or liabilities that were carried at fair value.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30, 2013	December 31, 2012
	(In thousands)
Accounts Receivable
Billed AR	$31,947	$40,689
Unbilled AR	18,259	17,793
Total AR	$50,206	$58,482

Unbilled amounts represent revenue recognized which could not be billed by the period end based on contract terms. The majority of the unbilled amounts were billed subsequent to period end. Retainages typically exist at the end of a project and/or if there is a disputed item on an invoice received by a customer. At September 30, 2013 and December 31, 2012, retained amounts are insignificant and are expected to be collected subsequent to the balance sheet date.
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

5. INVENTORIES

Inventories at September 30, 2013 and December 31, 2012 consisted of work in process at various stages of production and finished goods. This inventory, which consists primarily of mobile communications devices, is valued at the lower of cost (as calculated using the weighted average method) or market. The cost of the work in process consists of materials put into production, the cost of labor and an allocation of overhead costs. At September 30, 2013, and December 31, 2012, we have reserved $1,257,000 and $963,000 respectively, for certain inventory items where the market has not developed as expected.

6. PREPAID EXPENSES

Prepaid expenses at September 30, 2013 and December 31, 2012 primarily consist of prepaid insurance, bonuses, interest, rent, prepaid taxes and professional fees.

7. PROPERTY AND EQUIPMENT

Property and equipment are as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Property and Equipment
Aircraft	$8,944	$7,797
Leasehold Improvements	14,008	12,289
Manufacturing Equipment	3,120	2,605
Software Development Costs	4,264	1,548
Office Equipment	8,812	6,725
Total	$39,148	$30,964
Accumulated Depreciation	(11,369)	(7,104)
Property and Equipment, net	$27,779	$23,860

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Depreciation expense charged to operations was $1,471,000 and $1,085,000 for the three months ended September 30, 2013 and 2012, respectively. Depreciation expense charged to operations was $4,311,000 and $3,140,000 for the nine months ended September 30, 2013 and 2012, respectively. Certain of our aircraft and equipment are stored and operated out of military bases located overseas.

8. AMORTIZATION OF INTANGIBLE ASSETS

The following values were assigned to intangible assets (other than goodwill) for the acquisitions noted below:

		September 30, 2013 (In thousands)
Acquisition	Intangible	Gross Book Value	Accumulated Amortization	Net Book Value
S&H	Contracts – Fixed Price Level of Effort	$1,606	$(1,353)	$253
ESD	Contracts	1,207	(1,013)	194
Sycamore	Contracts	5,898	(5,570)	328
Everest	Contracts	4,690	(2,658)	2,032
JKA	Contracts	2,680	(2,233)	447
FASI	Contracts	2,775	(1,676)	1,099
FLD	Customer Relationships	17,549	(15,735)	1,814
FLD	Technology Assets	1,958	(1,754)	204
Poole	Trade Name	795	(636)	159
Poole	Contract rights	20,914	(4,184)	16,730
Sensage	Marketing	249	(199)	50
Sensage	Intellectual Property	4,567	(1,522)	3,045
Sensage	Customer Relationships	3,682	(736)	2,946
Rsignia	Intellectual Property	5,001	(1,389)	3,612
Dilijent	Intellectual Property	1,000	(278)	722
IDEAL	Intellectual Property	2,056	(685)	1,371
		$76,627	$(41,621)	$35,006

The Company recorded amortization expense of $6.0 million and $4.9 million for the three months ended September 30, 2013 and 2012, respectively. The Company recorded amortization expense of $19.0 million and $14.6 million for the nine months ended September 30, 2013 and 2012, respectively.

During the first quarter of 2013, the Company determined that the earn-out relating to the acquisition of certain government contracting assets from National Semiconductor Corporation (“TI”) would not be achieved. As such, the remaining intangible asset and accrued earn-out relating to the TI acquisition were written-down resulting in a net non-operating gain of $146,000.

Estimated future intangible amortization expense by year as of September 30, 2013 (In thousands):
2013	2014	2015	2016	2017
$5,664	$11,663	$9,071	$4,919	$3,689

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

percent of the equity securities of the Borrower and the Subsidiary Guarantors.
On November 20, 2012, the Company amended the Credit Agreement to increase both the term loan and the amount available under the Revolver by $10 million each as well as adding additional lenders to the Credit Agreement. This brings the term loan to $70 million and the Revolver to $50 million. The Company is required to comply with certain financial covenants contained in the Credit Agreement. As of September 30, 2013, the Company was in compliance with all covenants as under the Credit agreement.
In connection with the issuance of the term loan and revolving credit facility in 2012 the Company incurred $3,199,000 in financing costs. These financing costs are being amortized using the effective interest rate method over a five year period, the life of the related debt. The Company recognized $480,000 in amortization expense for the nine months ended September 30, 2013. The Company recognized $160,000 in amortization expense for the three months ended September 30, 2013. The Company is estimated to incur future amortization expense of $160,000 for the remainder of 2013 and $640,000, $640,000, $640,000 and $480,000 for the years ended December 31, 2014 - 2017 respectively. The agreement also has a $37,500 quarterly agency fee payable as incurred. This amount is not included in the deferred financing costs as it only applies until the loans are repaid.
At September 30, 2013, the Company had fully drawn the available funds under the term loan and had $20.0 million outstanding under the Revolver. The Company has recorded the Revolver as a current debt due to the unstructured repayment terms and the Company's practice of using free cash flow to pay down debt. The term loan requires certain quarterly payments and the first four of those payments have been made as of September 30, 2013 in the amount of $1.3 million each, bringing the term loan balance to $64.8 million. The payment schedule for the term loan by year is as follows:

Required Future Loan Payments (In thousands) :
2013	2014	2015	2016	2017
$1,750	$7,000	$7,000	$7,000	$42,000

Interest expense recorded under the credit facilities was $848,000 and $2,665,000 during the three and nine months ended September 30, 2013, respectively.
In February 2011, the Company entered into a $50 million credit facility that includes an accordion feature allowing for an additional $25 million in borrowing. The credit facility was a three year agreement and was a multi-bank facility with Bank of America as lead bank. On September 28, 2012 the Company terminated, satisfied, and discharged all of its obligations under the Bank of America credit facility. Interest expense recognized related to this agreement was approximately $418,000 and $1,286,000 for the three and nine months ended September 30, 2012, respectively.

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

The option grants during the first nine months of 2013 consist of options issued to new hires or discretionary awards. All equity issuances have an exercise price at market value or higher based upon our publicly-traded share price on the date of grant.

The Black-Scholes model requires certain inputs related to dividend yield, risk-free interest rate, expected volatility and forfeitures in order to price the option values. During 2013, our assumptions related to these inputs were as follows:

-Dividend yield was zero as we have not paid and have no current intentions to pay any dividends

-Risk-free interest rate ranging from 0.65% - 1.68%

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

-Expected volatility ranging from 34.24% - 51.37%

-Forfeitures ranging from 11% - 39%

A summary of stock option activity for the period ended September 30, 2013 is as follows:

	Number of Shares	Option Exercise Price	Weighted Average Exercise Price
Outstanding January 1, 2013	3,186,414
Granted	463,400	$11.27 - $16.08	$12.11
Exercised	(177,839)	$5.00 - $14.57	$7.94
Cancelled	(286,394)	$5.00 - $16.08	$11.83
Options Outstanding September 30, 2013	3,185,581

All stock based compensation has been recorded as part of operating expenses. Accounting standards require forfeitures to be estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture estimates are disclosed in the information regarding the option grants above. For the periods ended September 30, 2013 and 2012, share-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. The total unrecognized stock compensation expense at September 30, 2013 is approximately $7.6 million, which will be recognized over three years.

As of September 30, 2013, outstanding stock options were as follows:

Exercise Price	Options Outstanding	Intrinsic Value	Options Vested	Intrinsic Value	Weighted Average Remaining Life (Years)
$5.00	90,150	$761,768	79,450	$671,353	4.97
$5.50	669,112	5,319,440	593,712	4,720,010	6.06
$6.90 – $7.66	332,884	2,007,168	163,316	984,828	8.32
$7.96 – $8.14	77,899	425,816	38,083	208,229	8.14
$9.17 - $10.98	384,445	1,437,464	309,079	1,181,893	7.42
$11.18 - $11.99	430,542	865,433	125,874	221,849	8.69
$12.28 - $12.97	562,824	430,199	106,074	95,258	8.90
$13.00 - $13.48	226,925	72,601	56,094	17,860	9.27
$14.03 - $14.88	404,550	—	287,327	—	7.47
$16.08	6,250	—	1,566	—	9.50
	3,185,581	$11,319,889	1,760,575	$8,101,280

2013 Stock Incentive Plan
Total equity available to issue	2,000,000
Total equity outstanding or exercised	656,900
Total equity remaining	1,343,100

Restricted Stock Awards
During 2013, the Company has issued restricted stock for employee incentive plans and strategic hires. The Company issued 66,000 shares of restricted common stock to existing employees under the long-term incentive plan and an additional 17,500 shares of restricted common stock to board members. These shares cliff vest in three years. The Company issued an additional 37,750 restricted shares to employees from the Sensage acquisition. These shares vest 75% on February 8, 2014 and 25% on August 8, 2014. The Company also issued 98,800 shares of restricted common stock to 46 founding employees of KEYW for recognition of their continued service and loyalty going into our fifth year of business. Of these shares 40,800 cliff vest in one year and 58,000 cliff vest in three years. An additional 25,500 shares were issued to strategic hires and as discretionary awards. The expense for

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

these shares will be recognized over the vesting life of each individual tranche of shares based upon the fair value of a share of stock at the date of grant. All restricted stock awards have no exercise price.

As of September 30, 2013, outstanding unvested restricted stock awards were as follows:

Unvested Shares
Outstanding January 1, 2013	452,583
Granted	245,550
Vested	(35,333)
Cancelled	(49,900)
Outstanding September 30, 2013	612,900

11. WARRANTS

During the first nine months of 2013, warrant holders exercised 128,378 warrants, with 9,000 exercised for cash and 119,378 exercised cashlessly. The warrants exercised for cash consisted of 4,000 warrants exercised at $4.00 per share and 5,000 warrants exercised at $5.50 per share. The total cash received from these exercises was $43,500. Under our warrant agreements, warrants may also be exercised cashlessly based on the average price of the Company's common stock for 5 days prior to exercise. Under this methodology the warrants that were exercised cashlessly were exchanged for 75,933 shares of the Company's common stock.

As of September 30, 2013, outstanding warrants were as follows:

Exercise Price	Warrants Outstanding	Warrants Vested	Weighted Average Remaining Life (Years)
$4.00	1,945,327	1,945,327	1.89
$5.50	2,196,325	2,196,325	2.64
$9.25	210,000	210,000	3.46
$12.65	158,116	158,116	6.16
	4,509,768	4,509,768

12. SEGMENTS

The Company specifically identifies acquired goodwill and intangibles with specific segments. Fixed assets are segregated by segment with assets also being assigned to Corporate for those assets that are not specifically identified for either segment.

	As of and for the Nine Months ended September 30, 2013 (In thousands and unaudited)
	Services	Integrated Solutions	Corporate
Goodwill	$271,822	$25,662	$—
Intangibles, net	25,577	9,429	—
Property and Equipment, net	3,231	12,211	12,337
Depreciation Expense	1,439	1,798	1,074
Intangible Amortization	9,761	9,234	—

	For the Nine Months ended September 30, 2012 (In thousands and unaudited)
	Services	Integrated Solutions	Corporate
Depreciation Expense	$629	$1,868	$643
Intangible Amortization	7,715	6,892	—

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

	As of December 31, 2012 (In thousands)
	Services	Integrated Solutions	Corporate
Goodwill	$271,822	$19,039	$—
Intangibles, net	37,192	16,607	—
Property and Equipment, net	4,633	6,869	12,358

13. SUBSEQUENT EVENTS

In connection with the preparation of its financial statements for the nine months ended September 30, 2013, the Company has evaluated events that occurred subsequent to September 30, 2013 to determine whether any of these events required recognition or disclosure in the nine months ended September 30, 2013 financial statements. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements other than those listed below.

On October 17, 2013, the Company and individual defendants reached a confidential settlement of the outstanding litigation originally filed on June 14, 2013 against the Company and certain of its employees by Exelis, Inc. with no admission of liability by any party. The total settlement amount is approximately $4.8 million after taxes, including the Company's and employee's legal fees. The settlement amount will be paid in installments with the first installment payable in November 2013 and the remainder in May 2014. The full settlement amount is reflected in non-operating expense in the third quarter of 2013.

The Company’s annual goodwill and intangible testing occurs on October 1 of each year and when triggering events occur that warrant further evaluation of our intangible balances. On October 1, 2013, the United States government went into a partial shutdown which will impact our operations for the fourth quarter of 2013 and could have valuation implications for our impairment testing results, as the impairment testing date coincides with the shutdown date.

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

In July 2013, KEYW announced the formation of Hexis Cyber Solutions, Inc., a wholly-owned subsidiary of KEYW, and introduced the HawkEye family of products and services. Hexis Cyber Solutions comprises KEYW’s “Project G” organization and Sensage, Inc., acquired by KEYW in October 2012. On October 8, 2013, KEYW and Hexis announced commercial availability of HawkEye G, the company’s flagship product designed to quickly detect advanced cyber threats and take automatic action to apply countermeasures and remove the threats from the network. Hexis also markets HawkEye AP, a high performance event data warehouse and analytics platform for applications including log management, call detail record/internet protocol data record management, and risk and compliance applications.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012
The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report. In addition, see Note 2 – Acquisitions to our unaudited financial statements included in this Quarterly Report for specific information with respect to the assumptions and adjustments made in calculating the pro forma financial information for the three months ended September 30, 2012 set forth below.

CONSOLIDATED OVERVIEW (In thousands)	Three months ended September 30, 2013	% of Revenue	Three months ended September 30, 2012	% of Revenue
Revenue	$73,773	100.0%	$57,353	100.0%
Gross Margin	24,427	33.1%	19,487	34.0%
Cost of Operations	20,669	28.0%	13,914	24.3%
Intangible Amortization	5,984	8.1%	4,869	8.5%
Non-operating Expense, net	7,321	9.9%	376	0.7%

Revenue increased by $16.4 million or 29% for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The main driver for the revenue increase was the acquisitions of Poole and Sensage in the fourth quarter of 2012 that contributed approximately $18.5 million of revenue in the third quarter of 2013, partially offset by the impact of the U.S. government sequestration on the Services segment. On a pro forma basis, revenue decreased by approximately $3.9

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

million or 5% between the periods, primarily as a result of sequestration on our Services segment. Sequestration has affected the company in three ways: reductions in staffing on existing projects, inhibiting growth on existing programs and delays in awarding new work. Due to the uncertainty resulting from the federal government shutdown during October 2013 and the resulting delays in contracting activity caused by the shutdown, we are unable to project revenue for the fourth quarter of 2013.
Gross margin decreased as a percentage of revenue for the three months ended September 30, 2013 as compared to the same period from 2012, as a result of the acquisition of Poole. A significant portion of the revenue from the Poole acquisition is generated by subcontract labor that is at a much lower gross margin than our self-performed work. Accordingly, a significant part of the revenue growth in our Services segment was generated from subcontract labor at a lower gross margin than we have historically seen in that segment and outpaced our higher margin revenue growth in the Integrated Solutions segment, resulting in a decrease in overall gross margin as a percentage of revenue.
Our cost of operations increased by $6.8 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The main drivers for this increase are facility costs as a result of our new office space and training facilities, the acquisitions in late 2012, infrastructure spending for the introduction of our commercial software product and stock option expense. Our facility costs increased by $1.1 million between the two periods mainly due to lease costs and depreciation associated with the build-out of the new headquarters facility. In preparation for the general release of our commercial software product, we have increased our staffing in both sales and operations within our commercial software group. On a pro forma basis, operating expenses increased by $2.5 million, including $1.0 million of increased costs resulting from the move to our new headquarters, $3.1 million of infrastructure spending on our commercial software product and $0.8 million of increased stock option expense, offset in part by personnel-related cost reductions in certain areas. The majority of the increased stock option expense is due to the acquisitions in the fourth quarter of 2012, as we grant all employees an equity stake in the company.
Intangible amortization expense has increased as a result of the new acquisitions, partially offset by the expiration of certain intangibles from prior acquisitions. We expect intangible amortization expense to decline during the remainder of 2013 as older intangibles become fully amortized. Comparison to prior year will continue to show a higher level of amortization in 2013 for all period comparisons to prior year due to the 2012 acquisitions.
Non-operating expense primarily consists of interest expense and the legal settlement costs described in Note 13 - Subsequent Events to our unaudited financial statements included in this Quarterly Report.

SERVICES SEGMENT RESULTS (In thousands)	Three months ended September 30, 2013	% of Revenue	Three months ended September 30, 2012	% of Revenue
Revenue	$52,600	100.0%	$39,665	100.0%
Gross Margin	14,145	26.9%	11,031	27.8%
Intangible Amortization	3,001	5.7%	2,572	6.5%

Revenue for the three months ended September 30, 2013 increased on a year-over-year basis by $12.9 million, or 33% as compared to the three months ended September 30, 2012. The majority of this increase is the acquisition of Poole. Poole's revenue for the three months ended September 30, 2012 was $18.1 million. On a pro forma basis, revenue decreased $5.1 million, or 9%, due to the impacts of sequestration. Sequestration has affected the company in three ways: reductions in staffing on existing projects, inhibiting growth on existing programs and delays in awarding new work. Due to the uncertainty resulting from the federal government shutdown during October 2013 and the resulting delays in contracting activity, we are unable to project revenue for the fourth quarter of 2013.
Gross margin decreased as a percentage of revenue for the quarter ended September 30, 2013 as compared to the quarter ended September 30, 2012 as a result of the inclusion of the Poole contracts and related reliance on subcontractor revenue. A significant portion of Poole's revenue has been generated through subcontractors which have a lower gross profit margin than our self-performed work. There was no significant change in the gross margins in our services business outside of the Poole contracts during the third quarter 2013 as compared to the third quarter 2012. We expect gross margins in the fourth quarter of 2013 to be comparable to the third quarter of 2013.
Amortization expense increased in 2013 primarily as a result of the Poole acquisition in the fourth quarter of 2012 that contributed $1.2 million of expense in the third quarter 2013, which was partially offset by the expiration of certain intangibles from prior acquisitions.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

INTEGRATED SOLUTIONS SEGMENT RESULTS (In thousands)	Three months ended September 30, 2013	% of Revenue	Three months ended September 30, 2012	% of Revenue
Revenue	$21,173	100.0%	$17,688	100.0%
Gross Margin	10,282	48.6%	8,456	47.8%
Intangible Amortization	2,983	14.1%	2,297	13.0%

Revenue for the three months ended September 30, 2013 increased on a year-over-year basis by $3.5 million, or 20%, as compared to the three months ended September 30, 2012. The main driver for the increase was the acquisitions in the fourth quarter of 2012 and the first quarter of 2013 (primarily Sensage) that contributed approximately $2.5 million of revenue during the third quarter 2013. The remaining growth is due to additional product sales in 2013. We expect revenue to increase in the fourth quarter of 2013, from the third quarter of 2013, due to increased software and product sales.
Gross margin as a percentage of revenue increased in the third quarter 2013 as compared to the same quarter in the prior year due to the addition of Sensage and its higher margin software revenue. We anticipate that gross margins will increase as a percentage of revenue from the third to fourth quarter of 2013 as our software sales increase.
Intangible amortization has increased primarily from the acquisition of Sensage in October 2012 and IDEAL in January 2013. We expect to have a similar amount of intangible expense for the remainder of 2013 when the expense associated with the FLD acquisition is complete.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012
The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report. In addition, see Note 2 – Acquisitions to our unaudited financial statements included in this Quarterly Report for specific information with respect to the assumptions and adjustments made in calculating the pro forma financial information for the nine months ended September 30, 2012 set forth below.

CONSOLIDATED OVERVIEW (In thousands)	Nine months ended September 30, 2013	% of Revenue	Nine months ended September 30, 2012	% of Revenue
Revenue	$229,904	100.0%	$169,284	100.0%
Gross Margin	74,090	32.2%	57,349	33.9%
Cost of Operations	63,404	27.6%	40,415	23.9%
Intangible Amortization	18,995	8.3%	14,607	8.6%
Non-operating Expense, net	8,895	3.9%	1,239	0.7%

Revenue increased by $60.6 million or 36% for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The main drivers for the revenue increase were the acquisitions of Poole and Sensage in the fourth quarter of 2012 and organic growth within both operating segments. On a pro forma basis, revenue increased by approximately $11.7 million or 5% between the periods with the majority of that growth in the Services segment and driven largely by growth in a new contract awarded to Poole in 2012 offset in part by the impact of sequestration in 2013.
Gross margin decreased as a percentage of revenue for the nine months ended September 30, 2013 as compared to the same period from 2012 as a result of the acquisition of Poole. A significant portion of the revenue from the Poole acquisition is generated by subcontract labor that is at a much lower gross margin than our self-performed work. Accordingly, a large part of the revenue growth in our Services segment was generated from subcontract labor at a lower gross margin than we have historically seen in that segment and outpaced our higher margin revenue growth in the Integrated Solutions segment, resulting in a decrease in overall gross margin as a percentage of revenue.
Our cost of operations increased by $23.0 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The main drivers for this increase are facility costs as a result of our new office space and training facilities, the acquisitions in late 2012, infrastructure spending for the introduction of our commercial software product and stock option expense. Our facility costs increased by $3.6 million between the two periods mainly due to lease costs and depreciation associated with the build-out of the new headquarters facility and the increased number of facilities as a result of acquisitions. In preparation for the general release of our commercial software product, we have increased our staffing in both sales and operations within our commercial software group. On a pro forma basis, operating expenses increased by $8.9 million, including increased

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

costs of $3.3 million resulting from the move to our new headquarters, $5.8 million increased infrastructure spending in our commercial software group and $2.3 million increased stock option expense offset in part by personnel-related cost reductions in certain areas. The majority of the increased stock option expense is due to the acquisitions in the fourth quarter of 2012 as we grant all employees an equity stake in the company.
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
Non-operating expense primarily consists legal settlement costs and interest expense. Interest expense has increased by $1.4 million to $2.7 million in 2013.

SERVICES SEGMENT RESULTS (In thousands)	Nine months ended September 30, 2013	% of Revenue	Nine months ended September 30, 2012	% of Revenue
Revenue	$166,943	100.0%	$118,596	100.0%
Gross Margin	43,119	25.8%	32,973	27.8%
Intangible Amortization	9,761	5.8%	7,715	6.5%

Revenue for the nine months ended September 30, 2013 increased on a year-over-year basis by $48.3 million, or 41% as compared to the nine months ended September 30, 2012. The majority of this increase is attributable to the acquisition of Poole. On a pro forma basis, revenue grew $6.0 million, or 4%, with the expansion of several programs predominantly from the Poole acquisition, partially offset by the impact of sequestration.
Gross margin decreased as a percentage of revenue for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 as a result of the inclusion of the Poole contracts and related reliance on subcontractor revenue. A significant portion of Poole's revenue has been generated through subcontractors which have a lower gross profit margin than our self-performed work. There was no significant change in the gross margins in our Services business outside of the Poole contracts during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.
Amortization expense increased in 2013 primarily as a result of the Poole acquisition in the fourth quarter of 2012 that contributed $3.6 million of expense in the nine months ended September 30, 2013, which was partially offset by the expiring of certain intangibles from prior acquisitions.

INTEGRATED SOLUTIONS SEGMENT RESULTS (In thousands)	Nine months ended September 30, 2013	% of Revenue	Nine months ended September 30, 2012	% of Revenue
Revenue	$62,961	100.0%	$50,688	100.0%
Gross Margin	30,971	49.2%	24,376	48.1%
Intangible Amortization	9,234	14.7%	6,892	13.6%

Revenue for the nine months ended September 30, 2013 increased on a year-over-year basis by $12.3 million, or 24%, as compared to the nine months ended September 30, 2012. The main driver for the increase was the acquisitions in the fourth quarter of 2012 and the first quarter 2013 (primarily Sensage) that contributed approximately $8.7 million of revenue during the nine months ended September 30, 2013. The remaining growth is due to additional product sales.
Gross margin as a percentage of revenue increased slightly in the nine months ended September 30, 2013 as compared to the same period in the prior year due to the addition of Sensage and its higher margin software revenue.
Intangible amortization has increased primarily from the acquisition of Sensage in October 2012 and IDEAL in January 2013.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents totaled approximately $6.6 million at September 30, 2013. Our working capital, defined as current assets minus current liabilities, was $10.6 million. This represents a decrease of approximately $6 million from December 31, 2012, primarily due to the accrual of the litigation settlement described in Note 13 - Subsequent Events to our financial statements included in this Quarterly Report and an increase in the short term portion of our term note. During the nine months ended September 30, 2013 we used $12 million of cash to fund the IDEAL acquisition and to pay down our debt. At September 30, 2013, we are in compliance with all of our debt covenants.
We believe that cash from operations will be sufficient to fund our operations as we continue to grow, in addition to allowing us to continue to pay down our outstanding debt. We may use our line of credit to fund acquisitions and to provide liquidity in the event of federal government budgetary issues, including the failure or delay by Congress and the President in approving federal budgets in the future. We may also use the line of credit as we continue to invest in our emerging commercial software product and to expand our flight capabilities. It may be necessary to use our line of credit to pay the litigation settlement.
We will continue to acquire companies when there is a strategic fit. At September 30, 2013, we had approximately $61 million of available cash, including our credit facility accordion feature, with which to complete additional acquisitions under our existing credit facilities. We may need to increase our credit facilities to complete large acquisitions that require a significant cash component. It is management's intention to not expand our credit facilities such that our leverage ratio would exceed 3.5 times trailing earnings of ourselves and any material acquisitions.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding our exposure to interest rates and foreign exchange rate risks.

Interest Rate Risk
At September 30, 2013, we had $84.8 million outstanding balance under credit facilities. Historically, we have not mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements, nor do we have any plans to do so in the immediate future. We believe that a 10 percent change in interest rates would be immaterial to the Company over the next six months.

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

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On October 17, 2013, the Company and individual defendants reached a confidential settlement of the outstanding litigation originally filed on June 14, 2013 against the Company and certain of its employees by Exelis, Inc. with no admission of liability by any party. The case was originally filed on June 14, 2013 in the Circuit Court of Fairfax County, Virginia and was subsequently removed to the United States District Court for the Eastern District of Virginia. The total settlement amount is approximately $4.8 million after taxes, including the Company's and employee's legal fees. The settlement amount will be paid in installments with the first installment payable in November 2013 and the remainder in May 2014.

ITEM 6.    EXHIBITS

Exhibits – See Exhibit Index

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KEYW HOLDING CORPORATION

Date:	October 30, 2013	By:	/s/ Leonard E. Moodispaw
Leonard E. Moodispaw
President and Chief Executive Officer

Date:	October 30, 2013	By:	/s/ John E. Krobath
John E. Krobath
Chief Financial Officer

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Exhibit No.	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of the Company, as filed on October 6, 2010	(1)

3.2	Amended and Restated Bylaws of the Company	(2)

4.3	Specimen of Common Stock Certificate	(3)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	x

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	x

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