Form 10-K
period 2013-12-31
KEYW HOLDING CORP
filed 2014-03-10
CIK 1487101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 28, 2013 was approximately $453.2 million.
As of February 24, 2014 there were 37,261,492 shares of the registrant’s Common Stock, $0.001 par value per share outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None
A list of the Exhibits and Financial Statement Schedules in this Report on Form 10-K begins on page 81.

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
GENERAL OVERVIEW

KEYW is a highly specialized provider of mission-critical cybersecurity, cyber superiority and geospatial intelligence solutions to US Government defense, intelligence and national security agencies and commercial enterprises. Our core capabilities include solutions, services and products to support the collection, processing, analysis, use of intelligence data and information in the domains of cyberspace and geospace, and the protection of networks and related infrastructure. Our solutions are designed to respond to meet the critical needs for agile intelligence in the cyber age and to assist the US government in national security priorities.

We provide a full range of engineering services, cyber security and analytic products, and fully integrated platforms that support the entire intelligence process, including collection, processing, analysis and impact. Our platforms include a number of modified commercial turboprop aircraft for imagery and light detection and ranging (LIDAR), collection, products that we manufacture, as well as hardware and software that we integrate using the engineering services of our highly skilled and security-cleared workforce.

KEYW solutions are focused on Intelligence Community customers including the National Security Agency (NSA), the National Reconnaissance Office (NRO), the National Geospatial Intelligence Agency (NGA), the Army Geospatial Center (AGC) and various other agencies within the Intelligence Community and Department of Defense (DoD). In addition, we provide our products and services to US federal, state and local law enforcement agencies. Our innovative solutions, understanding of intelligence and national security missions, management's long-standing and successful customer relationships and operational capabilities, and best-in-class employee base position us to continue our growth as we expand into the cybersecurity market. We are highly focused on assisting our customers in achieving their mission of cyber superiority both defensively and offensively within the entire domain of cyberspace and doing so in time to observe, respond to and where possible prevent threat events, actions and agents from inflicting harm. Additionally, over the past three years, we have expanded our solutions to encompass a broad spectrum of geospatial intelligence or GEOINT, capabilities. We believe today's complex, geographically distributed cyber threat environment is driving a convergence of cyber intelligence and geospatial intelligence.
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

As of December 31, 2013, KEYW had 1,068 employees. We currently derive most of our revenue from US Government customers acting as both prime contractor and subcontractor on US Government contracts. The majority of our contracts provide for a total contract period of five years, with an initial contract period of one year and the balance in one-year option periods. Historically, option exercise rates have been in excess of 95%.

For 2011, 2012, and 2013 our revenue reflected that of KEYW and our acquisitions, from the date of acquisition of, $191 million, $244 million, and $299 million, respectively, based on accounting principles generally accepted in the United States of America ("US GAAP") actual basis. Our 2013 revenue is derived from over 150 contracts (a combination of prime contracts and subcontracts), the ten largest of which accounted for approximately 54% of our 2013 actual revenue, with no individual contract accounting for greater than 17% of our 2013 revenue.

Beginning in the fourth quarter of 2011, the Company segmented its business into two segments, Services and Integrated Solutions. The Integrated Solutions segment included all revenue generated from our product sales and revenue generated by services performed in conjunction with our products. Prior to 2011, we segregated this type of revenue in our financials as products. The addition of Flight Landata, Inc. ("FLD") in August 2011 qualified the Company for full segment presentation. In the fourth quarter of 2013, we reorganized our segments to Government Solutions and Commercial Cyber Solutions to better reflect how we manage our business, allocate resources and communicate to investors. Our Commercial Cyber Solutions segment originated with the acquisition of Sensage Inc. in October 2012. All of our operations prior to that time were classified as Government Solutions. Prior to the fourth quarter of 2013, the results for our Commercial Cyber Solutions business were included in the Integrated Solutions segment.

Our History

KEYW began operations on August 4, 2008, led by the majority of the former leadership team of Essex Corporation, which was acquired by the Northrop Grumman Corporation in January 2007. Under an agreement between KEYW and Northrop Grumman Corporation, KEYW acquired a core set of capabilities (including over 60 employees) and fixed assets from Northrop Grumman Corporation. Since its founding, KEYW has assembled, through a series of highly selective strategic acquisitions, a single distinct platform that provides the high quality and complementary cybersecurity, cyber superiority and intelligence capabilities, solutions and products our customers require.
In 2008, we acquired Integrated Computer Concepts, Incorporated, or ICCI and S&H Enterprises of Central Maryland, Inc., or S&H. Both companies were known for their innovations and capabilities in support of the Intelligence Community. The acquisition of ICCI brought KEYW approximately 80 employees working on key NSA programs. ICCI provided a highly regarded software engineering team that has been involved on a wide range of programs and contracts over many years. S&H provided strong program management and systems engineering capabilities on a large mission-critical program.
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
In 2011, we acquired JKA Technologies, Inc., or JKA, Forbes Analytic Software, Inc., or FASI, and Flight Landata, Inc. or FLD. JKA offers a broad range of mission critical cyber superiority solutions and support including network engineering, information assurance, and systems and software engineering. FASI offers a broad range of mission critical cyber superiority solutions and support including high-end software development, systems and software engineering and integration, and full lifecycle software support, from research and development to operations and maintenance. FLD is a highly regarded provider of agile airborne Intelligence Surveillance and Reconnaissance (ISR) solutions and Micro Terrain Intelligence to the US Defense Department and the Warfighter with significant operations in overseas theaters.
In September 2012, we completed a secondary public offering of 8,510,000 shares of our common stock, including the overallotment, at a price of $11.75 per share. These offering proceeds were used to pay off the existing debt and help finance several 2012 acquisitions. Subsequent to the secondary offering, we acquired Poole and Associates, Inc., or Poole, Sensage, Inc., or Sensage, Rsignia, Inc., or Rsignia, and Dilijent Solutions, LLC, or Dilijent. Poole provides systems engineering, software development, program management, and technical support to the intelligence community in addition to having several prime contracts. Sensage provides incident event management software as well as commercial software experience. The Rsignia and Dilijent acquisitions provide additional product related revenue streams within the intelligence customer base.
In January 2013, we acquired IDEAL Technology Corporation or IDEAL. The IDEAL acquisition provides additional product related revenue streams within the intelligence customer base.
In July 2013, we began operations of Hexis Cyber Solutions, Inc. or Hexis, a subsidiary of The KEYW Holding Corporation, which provides advanced cybersecurity solutions for commercial companies, government agencies, and the Intelligence Community (IC). Our mission is to ensure that business IT infrastructure is equipped with tools and the capability to detect, engage, and remove both external and internal cyber threats with our Hawkeye family of products. These products offer active, multi-disciplined approaches to achieve a higher standard of cybersecurity that is based on our experience supporting our nation’s cyber security and cyber warfare missions.

We are applying knowledge and techniques that we have developed and used to protect some of the most sensitive IC networks to derive a new cyber awareness and response platform for the commercial market place, with an initial focus on US critical infrastructure industries. By drawing on the excellent skills of our cyber experts, with years of experience in protecting the IC from continuous cyber attacks, we are deploying a platform capable of detecting and removing even the most elusive and persistent cyber threats. Development was performed under the code name Project G and was initially released to a select number of customers for beta testing (early adopters). During 2013, we branded Project G as HawkEye G, coincident with the establishment of Hexis. The general availability of HawkEye G was announced during October 2013.

Our sales strategy is to meet the needs of customers primarily through a channel sales approach via our Worldwide Security Channel Program. This program is designed to extend our security footprint while providing sales and marketing resources to reseller partners throughout the world. With this security-focused channel program, we are working with partners throughout Europe, the Middle East, Africa and the Asia-Pacific region to provide enterprise customers with access to the HawkEye family of products and services. In addition, we are increasing our channel presence in the Americas by developing new partnerships throughout North and South America.

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

The national security of the United States, our economic prosperity, and the daily functioning of our government are dependent on a dynamic public and private information infrastructure, which includes telecommunications, computer networks and systems, and the information residing within. In the past five years, the US has seen a dramatic increase in malicious cyber activity targeting US computers and networks; almost two-thirds of US firms report that they have been the victim of cybersecurity incidents or information breaches, while the volume of malicious software, or malware, on American networks more than tripled from 2009. In addition, the emergence of foreign military capabilities in cyber space continues. This formalization of military cyber capabilities creates another tool that foreign leaders may use to undermine critical infrastructures that were previously assumed secure. In addition to its own capabilities, the Intelligence Community is cooperating with the private sector to ensure current and evolving understanding of the dynamic cyber environment. The Intelligence Community is integrating cybersecurity with counterintelligence and improving its ability to understand, detect, attribute, and counter the full range of threats.

The market opportunity for cyber superiority/cybersecurity has continued to evolve since Defense Secretary Gates directed the establishment of US Cyber Command, a military command focused on cybersecurity, to be based at Fort Meade, MD, which also houses the National Security Agency. The Cyber Command supports three overlapping categories of cyber operations, protection of defense computer networks, coordination of all defense computer operations and provision of full-spectrum support for all military and counterterrorism missions.

The Defense Department directive put the National Security Agency and Cyber Command, both at Fort Meade, MD and near our headquarters, at the center of US strategy for cyber superiority and cybersecurity. Modern armed forces cannot conduct high-tempo, effective operations without reliable information and communication networks and assured access to cyberspace and geospatial intelligence. KEYW's leadership and the strategic assembly of companies and capabilities involved with these customers and programs have been carefully developed as a continuing response to the ever growing threat the US faces from potential cyber attacks. The Defense Department is expected to continue to work with domestic and international allies and partners and invest in advanced capabilities to defend its networks, operational capability, and resiliency in cyberspace and space.

A key element of the strategy of the Director of National Intelligence (DNI), and an important element that helps define this market opportunity, is the need for agility. Agility was identified by the DNI as one of the characteristics essential to the Intelligence Community's effectiveness. The DNI defined an agile organization as “an enterprise with an adaptive, diverse, continually learning, and mission-driven intelligence workforce that embraces innovation and takes initiative.” In addition, the National Intelligence Strategy identified enhancing cybersecurity as one of six mission objectives that must be accomplished by the Intelligence Community. The DNI, in his Vision 2015, document put forward a strategy for transforming the focus and operation of the Intelligence Community into cyber age operations. The strategy challenged the Intelligence Community to adopt modern business practices that will make it more effective, efficient, nimble, and accountable.

For national security reasons, there is limited detailed information published on intelligence spending or the amount of intelligence spending dedicated for cyber warfare. The DNI disclosed that the 2011 National Intelligence Program Budget was $54.6 billion and the Military Intelligence Budget was $24 billion, for a combined Intelligence Budget of $78.6 billion. According to a recent study by Market Research Ltd, US Federal Cybersecurity spending is expected to reach a cumulative market value of $65.5 billion for the period 2013 - 2018, with this market growing steadily at an estimated annual growth rate of 6.2% over the next six years. Driving this growth is the continued sharp increase in cyber threats and increased reliance on the internet, networked systems, and connectivity, which creates opportunities for cyber attackers to disrupt US Government operations, as well as US critical infrastructure and commercial entities.

As a result of these decisions and actions, our customers have clearly defined agility, cyber superiority, and cybersecurity as critical national security imperatives. We believe that we are strongly positioned, based on our capabilities, competitive strengths and strategy, to be a leader in this well funded and critical market.

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

Cybersecurity Spending
According to a June 2012 market research report by MarketsandMarkets, global cybersecurity spending in 2011 was $63.7 billion and is expected to grow to $120 billion by 2017, an estimated annual growth rate of 11.3%.

The main drivers of the cybersecurity market are:
•the large base of existing cyber threats in addition to increasing cyber threats from new actors and new threat vectors (the paths that attacks can take);
•a regulatory environment increasingly requiring processes and procedures to ensure robust systems are in place to protect data;
•increased vulnerability to cyber threats due to increasing dependence on technology, in particular, mobile, cloud computing and web centric technologies; and
•adversaries focused on exploiting increased dependence on technology-driven infrastructure through cyber attacks.

This growth in the cybersecurity market is being driven by the increasing frequency and ferocity of cyber threats. According to former Deputy Secretary of Defense William Lynn, speaking at the 28th Annual International Workshop on Global Security in Paris, “The recent intrusions at the International Monetary Fund, the US defense contractor Lockheed Martin, and at Citibank join those that occurred in the oil and gas sector, at NASDAQ, and at Google as further, troubling instances of a widespread and serious phenomenon. Even some companies employing sophisticated commercial defenses have fallen victim to intrusions that have compromised services and stolen intellectual property.” General Keith Alexander, Director of the National Security Agency and head of US Cyber Command, stated in July 2012 at the American Enterprise Institute that cyber attacks are causing the “greatest transfer of wealth in history.” General Alexander cited a report from Symantec that concludes that the theft of intellectual property inflicts significant annual costs on American companies.

In a June 2011 survey of 583 companies conducted by the Ponemon Institute, 90% of the respondents said that their organizations' computers had been breached at least once by hackers over the past 12 months. The same report indicated that the financial loss for 41% of the respondents was $500,000 or more, with another 16% indicating that they were unable to determine the amount of the loss. In an analysis prepared by Mandiant for its M-Trends 2013 report, it was reported that 37% of the companies breached had been able to identify the compromise themselves; 63% learned of the problem from third parties. Mandiant also reported that the median length of these compromises was 243 days. In management's opinion, these statistics, when viewed together, are producing a demand for next generation solutions that are able to see anomalous, and potentially hostile activity within an enterprise's networks and respond decisively and in a timely manner to find, fix, and finish cyber threats before they produce material damage and loss to the finances, reputation, and trust of the enterprise.

Capabilities and Customer Solutions

Government Solutions

The majority of our revenue is derived from services and products that we provide our US Government customers in delivering cybersecurity, cyber superiority and intelligence solutions. Our services include a full range of technical and program management capabilities needed to conceptualize, build, integrate, and support intelligence systems and capabilities. Our products include turn-key electro-optical (EO) and LIDAR solutions, radio frequency (RF) and other intelligence gathering devices and advanced radar technology. Virtually all of our work requires high-level security clearances, and the descriptions and details of this work are classified. As a result, this work can only be described at a high level, and examples of the systems and solutions we create can only be generally described.

Our Government Solutions work includes developing strategic and system architectures for solutions finding, developing, and integrating hardware and software components to build these solutions, and testing these solutions to confirm that they meet our customers' requirements. As a result, our engineers are involved in writing software programs in a wide variety of programming languages, developing specialized hardware components, and integrating a variety of custom-developed as well as commercial-off-the-shelf components into solution platforms that support one or more elements of the Intelligence Process. Our services work includes the following activities and capabilities:

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

•
Systems Design, Development and Integration. We provide project management, systems design, network and systems integration, data analysis and integration, security engineering, software development, hardware development and engineering, database design and development, and independent test and evaluation services to our clients. We analyze system concepts and assess data and information needs, define requirements, develop operational prototypes, and integrate complex mission-critical systems and solutions that comply with our customer's enterprise architectures and needs. Based on customer requirements, we may design custom-built systems, integrate and implement commercial-off-the-shelf solutions, or combine both approaches using agile development methodologies and other industry best practices.

•
Cybersecurity, Cyber Superiority and Geospatial Intelligence. We offer a proactive, multi-disciplined approach to cybersecurity and cyber superiority based on expertise in defending, exploiting, and using cyberspace to accomplish the intelligence mission and protect our national interests. We provide geospatial intelligence solutions that span the entire intelligence process of collection, processing, analysis, and impact, bringing innovation and mobility to our intelligence and defense customers. Our suite of solutions includes security architecture, secure systems integration, cybersecurity operations, information operations, compliance, privacy, training services, data mining, cloud computing, quick response capabilities, mobility applications and solutions, and intelligence processing and analysis.

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

We own and operate six Beechcraft King Air B100's and one Metroliner turboprop aircraft for the collection of high resolution EO imagery and LIDAR data in austere environments. With these aircraft, we provide a turn-key solution for high-resolution EO and LIDAR that includes collection, processing, and productization of actionable intelligence and georeferenced imagery that keeps pace with an agile threat environment. The products we provide are credited by its customers with actionable intelligence that is saving lives. We believe the value demonstrated by our high-resolution EO and LIDAR platforms in current operational theaters should lead to more widespread deployment to other military areas of interest around the globe. Furthermore, we expect to continue improving and increasing the capabilities of these platforms by developing new sensor technologies and better processing capabilities, creating a truly agile “multi-INT” intelligence, surveillance, and reconnaissance platform.

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

Commercial Cyber Solutions

The majority of our legacy revenue has been generated through analytic software packages and related maintenance and services. On a go-forward basis, our revenue will be more diversified as we have added additional revenue streams from our Hawkeye products, including the flagship product Hawkeye G. The Hawkeye product's mission is aimed at ensuring that business IT infrastructure is equipped with tools and capability to detect, engage, and remove both external and internal cyber threats. Cyber terrorists, organized crime, and foreign governments focus tremendous effort on commercial, government, and military interests as their prime target. The Hawkeye G product offers active, multi-disciplined approaches to achieve a higher standard of cybersecurity that is based on our expertise supporting our nation’s cyber security and cyber warfare missions to ensure that enterprises of any size, within any industries, can operate at maximum potential.

US Federal Government Contracts

We derive substantially all of our revenue from US Government customers. In fiscal years 2013, 2012, and 2011, we generated approximately 93%, 96%, and 97%, respectively, of our total revenue from contracts where the end customer was the US Government, which has a highly structured and regulated competitive procurement process. Our intelligence and defense customers typically exercise independent contracting authority and do not use General Services Administration or other government-wide acquisition contracts to obtain our services or products.

Subcontracts accounted for approximately 53% of our revenue in 2013, and prime contracts accounted for the other 47%. Our prime contracts have been awarded as both sole-source and competitive awards; our subcontracts have been awarded competitively from prime contractors.

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

Contract types

We generate revenue under various types of contracts, which include time-and-materials (T&M), fixed-price-level-of-effort, firm-fixed-price (FFP) and cost reimbursable contracts. For the years ended December 31, 2013 and December 31, 2012, we derived revenue from such contracts on an actual basis, and for 2012, on a pro forma basis (calculated as if all acquisitions had been made as of January 1, 2012), as follows:

	Year ended December 31, 2013
	Actual
Contract Type	(in millions)	(percentage)
Time & Materials	$109.4	36.6%
Fixed-Price-Level-of-Effort	$43.2	14.5%
Firm-Fixed-Price	$40.7	13.6%
Cost Reimbursement	$105.4	35.3%

	Year ended December 31, 2012
	Actual		Pro Forma (unaudited)
Contract Type	(in millions)	(percentage)	(in millions)	(percentage)
Time & Materials	$116.2	47.8%	$146.3	50.0%
Fixed-Price-Level-of-Effort	$33.1	13.6%	$36.7	12.6%
Firm-Fixed-Price	$67.9	27.9%	$74.8	25.5%
Cost Reimbursement	$26.3	10.7%	$34.9	11.9%

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

Cost reimbursable contracts. Cost reimbursable contracts provide for reimbursement of our direct contract costs and allowable and allocable indirect costs, plus a fee.

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

As of January 1, 2014, our total backlog was $509 million, of which $132 million was funded and $377 million was unfunded. As of January 1, 2013, our total backlog was $492 million, of which $152 million was funded and $340 million was unfunded.

Total backlog may fluctuate from period to period depending on our success rate in winning contracts and the timing of contract awards, renewals, modifications and cancellations. We expect to recognize a substantial portion of our funded backlog as revenue within the next 12 months. However, the US Government may terminate any contract at any time.

Customers

We derive substantially all of our revenue from contracts with US Government agencies involved with national security missions. In 2013, 50% of our revenue was derived from contracts with the NSA, approximately 23% of our revenue was derived from contracts with the DoD, approximately 20% of revenue was derived from other major intelligence agencies and other intelligence, defense, homeland security and law enforcement organizations, and 7% was derived from commercial customers.

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

Expansion into commercial sector provides new opportunity for growth. Launched during July 2013, Hexis offers an innovative ‘purpose built’ solution enabling enterprises to protect themselves from the next generation of cyber attacks. This next generation of cyber attacks on organizations represents a significant escalation in the scale and complexity of malware created by criminal organizations and nation-states. We have utilized our experience in protecting the US government's most secure networks to build a cyber security platform. Such attacks are able to work around and through traditional defenses and deliver malware through multiple entry points of an enterprise network. Our solution represents a new approach to detecting and eliminating these cyber attacks in real time. In light of the ever changing landscape of cyber attacks, we believe organizations need to invest in this new approach to security in order to protect their critical assets.

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

Skilled employees with high-level security clearances. As of December 31, 2013, 80% of our employees have US Government security clearances, with 74% of our employees holding Top Secret or higher clearance. This concentration of highly-skilled and cleared personnel allows us to respond quickly to customer requirements and gives us on-going insight into our customers' toughest national security problems. The requirement for these clearances and the time and process required to attain them are significant barriers to entering this market.

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

Our Strategy

Our objective is to continue to grow our business as a provider of advanced solutions, including services, products, and fully integrated platforms, to provide cyber and geospatial intelligence to US Government customers and to leverage our capabilities and innovations in this field to government intelligence, defense, civilian customers and the commercial market. Key elements of our strategy to accomplish our continued growth objective include:

Leveraging our distinct culture, which we describe as “Agile DNA,” products and solutions to expand our US Government business. We intend to leverage our high technology capabilities and services, products and solutions to further penetrate the intelligence and defense communities and to expand our participation in other cyber and geospatial intelligence growth areas of the US Government in the homeland security and civilian sectors. We believe this will allow us to apply powerful cyber superiority solutions to the .gov community in a manner that is transparent and respectful of privacy in the civilian and commercial environments.

Pursuing strategic, capability-enhancing acquisitions. We will continue to pursue selective strategic acquisitions that expand our cyber intelligence platform of capabilities and solutions. This will include companies that are leaders in supporting the US intelligence and defense community, as well as technologies and solutions in cybersecurity and other areas of innovation that are critical to (1) the transformation of the Intelligence Community into cyber age operations and (2) improving the overall cybersecurity posture of the Intelligence Community and commercial critical infrastructure enterprises.

Building and leveraging our research and development efforts. We intend to continue utilizing company and customer funded research and development to develop technologies, products and solutions that have significant potential for near-term, as well as long-term value in both the US Government and commercial markets. We will continue to use intellectual property that we create internally or license from other companies in the areas of network traffic intelligence, cybersecurity, cyber intelligence and geospatial intelligence to build products and solutions to further penetrate the intelligence and defense market for cyber superiority.

Leverage Intelligence Community experience to address new growth markets. We are applying knowledge and techniques that we have developed and used to protect some of the most sensitive IC networks to derive a new Cyber Awareness and Response Platform for the commercial market place, with an initial focus on US critical infrastructure industries. By drawing on the excellent skills of our cyber experts, with years of experience in protecting the IC from continuous cyber attacks, we are deploying a platform capable of finding, fixing, and finishing even the most elusive and persistent cyber threats.
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
In our government market, our competitors include both large competitors that offer a broad range of services and capabilities and smaller boutique organizations that are highly focused on particular capabilities, solutions, and customers. Our larger competitors include divisions of large defense contractors such as Lockheed Martin Corporation, The Boeing Company and Northrop Grumman Corporation. We also face competition from a number of large, well-established government contractors such as Science Applications International Corporation, CACI International, Inc. and others. The smaller competitors are generally privately held corporations with strong capabilities in delivering specific elements of a solution for a narrow range of customers. See “Risk Factors” for a description of the various risks we may face from our competitors.
In the commercial software market we are competing with larger multi-national software companies such as Oracle and Microsoft as well as new start-ups with innovative solutions. While Hexis has an established market presence, its market share is relatively small compared to the large companies it competes with for business. As our Hawkeye G product is a new entrant to the market, the competitive landscape and our product's acceptance is still evolving.
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
Our research and development, or R&D, consists of IR&D that is an allowable expense under US Government contracts and research and development that is performed at our expense. Spending on R&D activities may vary, depending on the opportunities that we see and customer requirements. In 2013, we spent approximately $7.5 million, or 2.5% of revenue on R&D. For 2014 we are budgeting 2.5% – 3.0% of revenue for R&D. R&D spending increased in 2013 and we expect it to be flat or increase slightly in 2014 as we continue to expand our capabilities within the intelligence community and with the commercial software market. Looking forward to 2014, we have established innovation teams in each of our major business areas to broaden our efforts to strategically leverage our technologies and ideas into new program opportunities with our customers.
Our software business will require additional investment to enhance our products and to stay relevant in the marketplace.

Intellectual Property

We own six patents and have seven pending patent applications. We have nine trademarks and two copyrights. As we develop intellectual property, we make a determination, with the support of outside patent counsel, of the best manner in which to protect it whether through patent or copyright, or as trade secret. When we acquire companies that have developed intellectual property and have patents pending, we make a determination, with the support of outside patent counsel, of whether we need to continue pursuing the pending patent applications. In conjunction with several of our products, we have developed intellectual property that we are protecting as trade secrets. We have made this determination based on the costs and risks involved, as well as on the pace at which changes are being made to the products. As we build our solutions and products, we also make use of third-party intellectual property for which we purchase licenses, as necessary. We integrate technology, including hardware and software, based on designs and architectures that we develop with our customers.
Regulatory Matters
We must comply with laws and regulations relating to the formation, administration, and performance of US Government contracts. The Federal Acquisition Regulation, or FAR, which mandates uniform policies and procedures for US Government acquisitions and purchased services, governs the majority of our contracts. Individual agencies also have acquisition regulations that provide implementing language for the FAR or that supplement the FAR.
Other federal regulations require certification and disclosure of cost or pricing data in connection with contract negotiations for certain types of contracts, define allowable and unallowable costs, govern reimbursement rights under cost-based contracts, and restrict the use, dissemination and exportation of products and information classified for national security purposes.
Our federal government business is also subject to laws, regulations, and executive orders restricting the use and dissemination of classified information and, under US export control laws, the export of certain products and technical data.
Additionally, federal government contracts, by their terms, generally can be terminated at any time by the federal government, without cause, for the convenience of the federal government. If a federal government contract is so terminated, we would be entitled to receive compensation for the services provided and costs incurred through the time of termination, plus settlement expenses and a negotiated amount of profit. Federal government contractors who fail to comply with applicable US Government procurement-related statutes and regulations may be subject to potential contract termination, suspension and debarment from contracting with the US Government, or other remedies. See “Risk Factors” for a description of the various risks we may face regarding laws and regulations relating to US Government Contracts.
Corporate Information
We are a holding company and conduct our operations through The KEYW Corporation and Hexis Cyber Solutions, Inc. and their subsidiaries. We were incorporated in Maryland in December 2009. The KEYW Corporation was incorporated in Maryland in May 2008 and became our wholly-owned subsidiary in December 2009 as part of a corporate restructuring.
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

Risks Relating to Our Business
We currently rely on sales to the US Government for substantially all of our revenue. If our relationships with US Government agencies were harmed, our business, future revenue and growth prospects would be adversely affected.
We derive substantially all of our revenue from our US Government customers. For the fiscal years ended December 31, 2013, 2012, and 2011, we generated 93%, 96% and 97%, respectively, of our total revenue from contracts with the US Government, either as a prime contractor or a subcontractor. We expect that US Government contracts will continue to be the primary source of our revenue for the foreseeable future. Our reputation and relationship with the US Government, and in particular with the agencies of the US Intelligence Community and the Department of Defense (DoD), are key factors in maintaining and growing our revenue. For example, in 2013, on a GAAP basis, approximately 50% of our revenue was derived from contracts with the NSA, approximately 23% of our revenue was derived from contracts with the DoD, approximately 20% of revenue was derived from other major intelligence agencies and other intelligence, defense, homeland security and law enforcement organizations, and 7% was derived from commercial customers. Our business, prospects, financial condition and/or operating results would be materially harmed if:

•	we were to lose, or there were to occur a significant reduction in, US Government funding of one or more programs for which we are the prime contractor or in which we participate;

•	we were suspended or debarred from contracting with the US Government; or

•	our reputation, relationships, or the reputations or relationships of our senior managers with the US Government agencies with which we currently do business or seek to do business is impaired.
A decline in US Government spending and mission priorities may adversely affect our future revenue and limit our growth prospects.
Continued US Government expenditures on intelligence, defense and other programs for which we provide support are critically important for our business. While spending authorizations for intelligence and defense-related programs by the government have increased in recent years due to greater homeland security and foreign military commitments, and to a general outsourcing trend, these spending levels may not be sustainable and could significantly decline. Future levels of expenditures, authorizations, and appropriations for programs we support may decrease or shift to programs in areas where we do not currently provide services, or contract opportunities may be in-sourced to be performed by US Government employees. Changes in spending authorizations, appropriations, and budgetary priorities could also occur due to a shift in the number, and intensity, of potential and ongoing conflicts, including the current conflicts in Iraq and Afghanistan, the rapid growth of the federal budget deficit, increasing political pressure to reduce overall levels of government spending, shifts in spending priorities from intelligence and defense-related programs as a result of competing demands for federal funds, or other factors. Our business prospects, financial condition or operating results could be materially harmed among other causes by the following:

•
budgetary constraints affecting US Government spending generally, or specific departments or agencies in particular, and changes in available funding (such as the recent federal government sequestration (automatic spending cuts) that affected a number of our customers);

•	changes in US Government programs or requirements; and

•	US Government shutdown (such as that which occurred during the government's 2014 fiscal year) and other potential delays in the appropriations process.
These or other factors could cause US Government agencies and departments to reduce their purchases under contracts, exercise their right to terminate contracts, or not exercise options to renew contracts, any of which could cause us to lose revenue. A significant decline in overall US Government spending, or a shift in expenditures away from agencies or programs that we support, could cause a material decline in our revenue.
We depend on US Government contract awards that are only partially funded and which depend upon annual budget appropriations. A delay in the completion of the US Government’s budget process or the impact of sequestration, (automatic spending cuts), could delay procurement of the services and solutions we provide and have an adverse effect on our future revenue.
Budget decisions made by the US Government are outside of our control and could have significant consequences for our business. Funding for US Government contract awards is subject to Congressional appropriations. Although multi-year awards may be planned or authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may be expected to continue for several years. Consequently, awards often initially receive only partial funding, and additional funds are committed only as Congress makes further appropriations. In some circumstances, we may elect to continue working on a contract that is awaiting additional incremental funding, because we expect the funding to be forthcoming soon, but this may place us at risk of not being paid if additional funding is not subsequently added to the contract. The termination of funding for any of our US Government prime contracts or subcontracts could result in a loss of anticipated future revenue attributable to that program and a reduction in our cash flows and could have an adverse impact on our operating results.
In years when the US Government does not complete its budget process before the end of its fiscal year on September 30, government operations are typically funded pursuant to a “continuing resolution” that authorizes agencies of the US Government to continue to operate, but does not authorize new spending initiatives. When the US Government operates under a continuing resolution, delays can occur in the procurement of the services and solutions that we provide. When supplemental budgets are required to operate the US Government and passage of legislation needed to approve any supplemental budget is delayed, the overall funding environment for our business could be adversely affected.
The US Government may modify, curtail or terminate our contracts at any time prior to their completion and, if we do not replace them, we may be unable to sustain our revenue growth and may suffer a decline in revenue.
Many of the US Government programs in which we participate as a contractor or subcontractor may extend for several years. These programs are normally funded on an incremental basis. Under our contracts, the US Government generally has the right not to exercise options to extend or expand our contracts and may modify, curtail or terminate the contracts and subcontracts at its convenience.

If the US Government terminates a contract for convenience, we may recover only our reasonably incurred or committed allowable costs, settlement expenses and profit on work completed prior to the termination. We cannot recover anticipated future profits on terminated work. If the US Government terminates a contract for default, we may not recover each of those types of costs, and instead may be liable for excess costs incurred by the US Government in procuring undelivered items and services from another source.

Any decision by the US Government not to exercise contract options or to modify, curtail or terminate our major programs or contracts would adversely affect our revenue and revenue growth. We may not realize the full amounts of revenue reflected in our backlog, which could adversely affect our future revenue and growth prospects.
We may not realize as revenue the full amounts reflected in our backlog, which could adversely affect our future revenue and growth prospects.
As of December 31, 2013, our total backlog was $509 million, which included $377 million in unfunded backlog. As of December 31, 2012, our total backlog was $492 million, which included $340 million in unfunded backlog. The US Government’s ability not to exercise contract options or to modify, curtail or terminate our major programs or contracts makes the calculation of backlog subject to numerous uncertainties. Due to the uncertain nature of our contracts with the US Government, we may never realize revenue from some of the engagements that are included in our backlog. Our unfunded backlog, in particular, contains amounts that we may never realize as revenue because the maximum contract value specified under a US Government contract or task order awarded to us is not necessarily indicative of the revenue that we will realize under that contract. If we fail to realize revenue amounts included in our backlog, our future revenue and growth prospects may be adversely affected. For additional information on our backlog, see “Business — US Federal Government Contracts — Backlog.”
If we fail to comply with complex procurement laws and regulations, we could lose business and be liable for various penalties or sanctions.
We must comply with laws and regulations relating to the formation, administration and performance of federal government contracts. These laws and regulations affect how we conduct business with our federal government customers. In complying with these laws and regulations, we may incur significant costs, and the US Government may impose additional fines and penalties, including contractual damages, in the event of our non-compliance. Among the more significant laws and regulations affecting our business are the following:

•	the Federal Acquisition Regulation, which comprehensively regulates the formation, administration and performance of federal government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with cost-type contracts;

•	the Cost Accounting Standards and Cost Principles, which impose accounting requirements that govern our right to reimbursement under certain cost-based federal government contracts; and

•	laws, regulations and executive orders restricting the use and dissemination of classified information and, under US export control laws, the export of certain products and technical data.
Our contracting agency customers periodically review our performance under and compliance with the terms of our federal government contracts. If we fail to comply with these laws and regulations or if a government review or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions, including:

•	termination of contracts;

•	forfeiture of profits;

•	cost associated with triggering of price reduction clauses;

•	suspension of payments;

•	fines; and

•	suspension or debarment from doing business with the US Government.

Additionally, the False Claims Act provides for potentially substantial civil and criminal penalties where, for example, a contractor presents a false or fraudulent claim to the US Government for payment or approval. Actions under the False Claims Act may be brought by the US Government or by other persons on behalf of the US Government (who may then share a portion of any recovery).

Because the majority of all of our revenue is dependent on our selection, performance and payment under our US Government contracts, the loss of one or more large contracts or any suspension or debarment from doing business with US Government agencies would result in a loss of anticipated future revenue from US Government contracts and a reduction in cash flows and would have a material adverse effect on our operating results.
US Government contracts contain other provisions that may be unfavorable to contractors.

Beyond the right to terminate a contract for convenience or decline to exercise an option to renew, US Government contracts contain provisions and are subject to laws and regulations that give the US Government rights and remedies not typically found in commercial contracts. These provisions, laws and regulations permit the US Government to do (among other things) the following:

•	reduce or modify contracts or subcontracts;

•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•	claim certain rights (including, under certain circumstances, certain intellectual property rights) in products and systems produced by us; and

•	suspend or debar us from doing business with the US Government.

If the US Government exercises its rights under any of these provisions, our ability to operate or our competitive advantage could be hindered, and our revenue and net income could decline and our operating results could be materially adversely affected.

Further, US Government contracts and certain laws and regulations, including without limitation, the International Traffic in Arms regulations and laws and contract restrictions relating to classified information, contain provisions that may restrict our ability to provide our products and services to third parties. These restrictions may prevent us from leveraging our products, services, intellectual property, know-how or other revenue-generating aspects of our business or our acquisitions to the fullest extent in the commercial sector.

The US Government may revise its procurement or other practices in a manner adverse to us.

The US Government may revise its procurement practices or adopt new contracting rules and regulations, such as cost accounting standards. It could also adopt new contracting methods relating to General Services Administration (GSA) contracts, or other government-wide acquisition contracts (GWACs), or adopt new standards for contract awards intended to achieve certain social or other policy objectives. In addition, the US Government may face restrictions from new legislation or regulations, as well as pressure from US Government employees and their unions, on the nature and amount of services the US Government may obtain from private contractors. These changes could impair our ability to obtain new contracts or to continue to retain contracts under which we currently perform when and if those contracts are put up for renewed competitive bidding. Any new contracting methods could be costly or administratively difficult for us to implement, and, as a result, could harm our operating results.

Audits by US Government agencies could result in unfavorable audit results that could subject us to a variety of penalties and sanctions, and could harm our reputation and relationships with our customers.

US Government agencies, including the Defense Contract Audit Agency (DCAA) and others, routinely audit and review contractors' performance on contracts, cost structure, pricing practices and compliance with applicable laws, regulations and standards. They also review the adequacy of, and a contractor's compliance with, its internal control systems and policies, including the contractor's accounting, billing, cost, purchasing, property, estimating, compensation, management information system and other systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. Adverse findings in a DCAA audit could materially affect our competitive position and result in a substantial adjustment to our revenue and net income.

If a US Government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of net income, suspension of payments, fines and suspension or debarment from doing business with US Government agencies. In addition, we could suffer serious harm to our reputation and competitive position if allegations of impropriety were made against us, whether true or not. If our reputation or relationship with US Government agencies were impaired, or if the US Government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our revenue and net income would decline and our operating results could be materially adversely affected.
A significant portion of our revenue and net income is derived from a few key programs. The loss of any one or more of these programs could cause a material decline in our operating results.
For the year ended December 31, 2013, and the year ended December 31, 2012, our 10 largest programs accounted for a total of $160 million and $97 million, respectively, or 54% and 40% of our total revenue, respectively. Although we have been successful in continuing work on most of our large programs in the past, there is no assurance that we will be able to do so in the future. The revenue stream from one or more of these programs could end for a number of reasons, including the completion of the customer’s requirements, the completion or early termination of our current program, the consolidation of our work into another program where we are not a contractor under that program, or the loss of a competitive bid for the follow-on work related to our current program. If any of these events were to occur, we could experience an unexpected, significant reduction in revenue and net income.
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
Furthermore, any accident or incident for which we are liable, even if fully insured, may result in negative publicity which could adversely affect our reputation among our customers, including our US Government customers, and the public, which could result in the loss of existing and future contracts or make it more difficult to compete effectively for future contracts. This could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.
We face intense competition from many competitors that, among other things, have greater resources than we do.
We operate in highly competitive markets and generally encounter intense competition to win contracts and task orders. We compete with many other firms, ranging from small, specialized firms to mid-tier technology firms and large, diversified firms, many of which have substantially greater financial, management and marketing resources than we do. Significant competitors include divisions of large defense contractors such as Lockheed Martin Corporation, The Boeing Company and Northrop Grumman Corporation. We also face competition from a number of large, well-established US Government contractors such as Leidos, Inc., CACI International Inc. and others. Our competitors may be able to provide our customers with different or greater capabilities or benefits than we can in areas such as technical qualifications, past contract performance, geographic presence, price and the availability of qualified professional personnel. Our failure to compete effectively because of any of these or other factors could cause our revenue and operating profits to decline. In addition, our competitors also have established or may establish relationships among themselves or with third parties to increase their ability to address our customers’ needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge that would compete with us more effectively than they do currently.
Our earnings and profitability may vary based on the mix of our contracts and may be adversely affected by our failure to accurately estimate and manage costs, time and resources.
We generate revenue under various types of contracts, which include time and materials (T&M), fixed-price-level-of-effort, firm-fixed-price (FFP), and cost reimbursement contracts. For the years ended December 31, 2013 and December 31, 2012, we derived revenue from such contracts on an actual basis, and for 2012, on a pro forma basis (calculated as if all acquisitions had been made as of January 1, 2012), as follows:

	Year ended December 31, 2013
	Actual
Contract Type	(in millions)	(percentage)
Time & Materials	$109.4	36.6%
Fixed-Price-Level-of-Effort	$43.2	14.5%
Firm-Fixed-Price	$40.7	13.6%
Cost Reimbursement	$105.4	35.3%

	Year ended December 31, 2012
	Actual		Pro Forma (unaudited)
Contract Type	(in millions)	(percentage)	(in millions)	(percentage)
Time & Materials	$116.2	47.8%	$146.3	50.0%
Fixed-Price-Level-of-Effort	$33.1	13.6%	$36.7	12.6%
Firm-Fixed-Price	$67.9	27.9%	$74.8	25.5%
Cost Reimbursement	$26.3	10.7%	$34.9	11.9%

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
As of December 31, 2013, goodwill accounted for $297 million, or 66% of our recorded total assets on an actual basis. We review our goodwill for impairment annually and when events or changes in circumstances indicate the carrying value may not be recoverable. We evaluate our goodwill at the segment level. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. If goodwill became impaired, we could record a significant charge to earnings in our financial statements during the period in which impairment of our goodwill is determined, which would significantly reduce or eliminate our net income.
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

Our business involves the development of tailored solutions for our customers, a process that relies heavily upon the expertise and services of our employees. Our continued success depends on our ability to recruit and retain sufficient numbers of highly qualified individuals who have advanced engineering and information technology skills, specialized knowledge of customer missions and appropriate security clearances, and who work well with our US Government customers. Due to our growth and increased competition for experienced personnel, particularly in highly specialized areas, it has become more difficult for us to meet our needs for these employees in a timely manner and this may affect our growth in the current fiscal year and in future years. Although we intend to continue to devote significant resources to recruit, train and retain qualified employees, we may not be able to attract and retain these employees. Any failure to do so could impair our ability to perform our contractual obligations efficiently and timely meet our customers' needs and win new business, which could adversely affect our future results. Our overall employee attrition rate for the year ended December 31, 2013, and for the fiscal year ended December 31, 2012, on an actual basis, was 17% and 15%, respectively.

In addition, the relationships and reputation that many members of our senior management team have established and maintain with US Government personnel contribute to our ability to maintain good customer relationships and to identify new business opportunities. The loss of key personnel may impair our ability to obtain new US Government awards or adequately perform under our current US Government contracts. We also rely on the skills and expertise of our senior technical development personnel, the loss of any of whom could prevent us from completing current development projects and restrict new development projects. We currently do not maintain “key person” insurance on any of our executives or key employees.
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
Employee misconduct, including security breaches, could cause us to lose customers or our ability to contract with the US Government.
Misconduct, fraud or other improper activities by our employees could have a significant adverse impact on our business and reputation, particularly because we are a US Government contractor. Such misconduct could include the failure to comply with US Government procurement regulations, regulations regarding the protection of classified information, legislation regarding the pricing of labor and other costs in US Government contracts, and any other applicable laws or regulations. Employee or former employee misconduct involving data security lapses or breaches of confidentiality resulting in the compromise of our or our customer’s sensitive or classified information could result in remediation costs, in regulatory sanctions against us and in serious harm to our reputation. The precautions we take to prevent and detect these activities may not be effective, and we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or misconduct by any of our employees could subject us to fines and penalties, loss of security clearances and suspension or debarment from contracting with the US Government, any of which would adversely affect our business and reputation.
Our quarterly operating results are likely to vary significantly and be unpredictable, which could cause the trading price of our stock to decline.
Our operating results have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control, including:

•	the level of demand for our products and services;

•	the budgeting cycles and purchasing practices of our customers;

•	acquisitions of other businesses;

•	the sales cycle for our commercial products;

•	failure to accurately estimate or control costs under FFP contracts;

•	commencement, completion or termination of projects during any particular quarter; and

•	changes in senior US Government officials that affect the timing of technology procurement.

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
In addition, we conduct research and development under projects with the US Government. In general, our rights to technologies we develop under those projects are subject to the US Government’s non-exclusive, non-royalty bearing, world-wide license to use those technologies. Under certain circumstances, the US Government could also claim rights in our intellectual property that could make it difficult to prevent disclosure to, licensing to, or use by third parties, which could adversely affect our competitive position and business.
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

•
obtain from the owner of any infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all, or may require us to extend a cross-license to rights under our intellectual property;

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
In addition, our products cannot be tested and proven in all situations and are otherwise subject to unforeseen problems. Examples of unforeseen problems that could negatively affect revenue and profitability include premature failure of products that cannot be accessed for repair or replacement, problems with quality, country of origin, delivery of subcontractor components or services and unplanned degradation of product performance. Among the factors that may affect revenue and profits could be unforeseen costs and expenses not covered by insurance or indemnification from the customer, diversion of management focus in responding to unforeseen problems, loss of follow-on work, and, in the case of certain contracts, repayment to the US Government customer of contract cost and fee payments we previously received.

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

If our new products, including Hawkeye G, do not achieve sufficient market acceptance, our financial results and competitive position may suffer.

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

Implementation of Hawkeye G, in particular, is in its early stages and it is difficult to predict customer adoption, customer demand, the size and growth rate of the market, and the entry of competitive products.

If our new products or enhancements (particularly Hawkeye G) do not achieve adequate acceptance in the market, our competitive position may be impaired, and our financial results may suffer. The adverse effect on our financial results will be directly related to the significant research, development, marketing, sales and other expenses we will have incurred in connection with the new products or enhancements.

Our current research and development efforts may not produce successful products or features that result in significant revenue in the near future, if at all.

Developing our products and related enhancements is expensive. For the year ended December 31, 2013, our research and development costs totaled $7.5 million, a 140% increase over our total research and development costs for the year ended December 31, 2012. Our investments in research and development may not result in significant design improvements, marketable products or features or may result in products that are more expensive than anticipated. Additionally, we may not receive significant revenue from these investments in the near future, if at all, or these investments may not yield expected benefits, either of which could adversely affect our business and operating results. Nevertheless, we believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. As a result, our future plans include significant investments in research and development and related product opportunities. In particular, we have incurred significant research and development costs in connection with Hawkeye G, which largely accounts for the increase described above. If Hawkeye G does not garner widespread market adoption and implementation, our financial results and competitive position could suffer.

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

Our products must interoperate with our end-customers' existing infrastructure, which often have different specifications, utilize multiple protocol standards, deploy products from multiple vendors, and contain multiple generations of products that have been added over time. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems. Any delays in identifying the sources of problems or in providing necessary modifications to our software or hardware could have a negative impact on our reputation and our end-customers' satisfaction with our products, and our ability to sell products could be adversely affected. In addition, US Government and other end-customers may require our products to comply with certain security or other certifications and standards. If our products are late in achieving or fail to achieve compliance with these certifications and standards, or our competitors achieve compliance with these certifications and standards, we may be disqualified from selling our products to such end-customers, or at a competitive disadvantage, which would harm our business, operating results, and financial condition.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test our internal control over financial reporting and also requires our independent registered public accounting firm to report on the operating effectiveness of these controls. Any delays or difficulty in satisfying these requirements could adversely affect our future results of operations and our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test the effectiveness of our internal control over financial reporting in accordance with an established internal control framework and to report on our conclusions as to the effectiveness of our internal controls. It also requires our independent registered public accounting firm to test our internal control over financial reporting and report on the effectiveness of such controls. In addition, we are required under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, to maintain disclosure controls and procedures and internal control over financial reporting.

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

Location	Square Feet	Lease Expiration Date	Segment
2800 Campus Drive, Suite 150 San Mateo, CA 94403	10,020	7/31/2016	Commercial Cyber Solutions
700 Brooker Creek Blvd. Suite 1400 Oldsmar, Florida 34677	12,800	9/30/2020	Government Solutions
12633 Challenger Parkway, Suite 270 Orlando, FL 23826	5,557	9/30/2014	Government Solutions
7740 Milestone Parkway, Suites 200-500* Hanover, Maryland 21076	122,312	5/31/2022	Government Solutions and Commercial Cyber Solutions
7663 Old Telegraph Road Severn, Maryland 21144	34,429	4/30/2017	Government Solutions
7767 Old Telegraph Road Suites 5-10 Severn, Maryland 21144	30,008	4/30/2018	Government Solutions
1334 Ashton Road, Suite A Hanover, Maryland 21076	22,561	5/31/2016	Government Solutions
10820 Guilford Road, Suites 201-204 Annapolis Junction, Maryland 20701	12,000	1/31/2018	Government Solutions
7471 Candlewood Road, Suites 104-107 Hanover, Maryland 21076	10,998	1/31/2018	Government Solutions
7471 Candlewood Road, Suites 108-112 Hanover, Maryland 21076	23,865	1/31/2016	Government Solutions
9693 Gerwig Lane Columbia, Maryland 21046	8,000	3/1/2015	Government Solutions
9881 Broken Land Parkway, Suite 120 Columbia, Maryland, 21046	2,447	3/31/2014	Government Solutions
685 Mosser Road McHenry, Maryland 21541	669	9/1/2014	Government Solutions
250 Clarke Street North Andover, Massachusetts 01845	19,280	3/31/2023	Government Solutions
Hangar, 492 Sutton Street North Andover, Massachusetts 01845	n/a	4/30/2014	Government Solutions
Hangar, 89 Perimeter Road Nashua, New Hampshire 03063	n/a	7/8/2014	Government Solutions
2900 Fairview Park Drive, Suite 300 Falls Church, Virginia 22042	18,051	12/15/2018	Government Solutions
15036 Conference Center Dr., Suite 401 Chantilly, Virginia 20151	2,378	3/31/2014	Government Solutions

*	Headquarters

Item 3.	LEGAL PROCEEDINGS
We are not a party to any material legal proceedings as of March 10, 2014.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
Market Information
On October 1, 2010, the Company’s common stock began trading on the Nasdaq Global Market under the symbol “KEYW”. The following table sets forth the range of high and low intra-day sales prices of KEYW’s common stock for the periods indicated.

	High	Low
Year Ended December 31, 2013:
First Quarter	$16.45	$10.88
Second Quarter	$16.22	$12.74
Third Quarter	$13.86	$10.82
Fourth Quarter	$13.70	$11.00
Year Ended December 31, 2012:
First Quarter	$7.94	$7.00
Second Quarter	$10.10	$7.63
Third Quarter	$14.38	$9.64
Fourth Quarter	$13.64	$11.87
On February 24, 2014, the last reported sale price for our common stock on the Nasdaq Global Select Market was $18.78 per share.
Holders
As of February 24, 2014, there were approximately 262 registered holders of record of our common stock. The number of holders of record does not reflect the number of beneficial holders whose shares are held by depositories, brokers or nominees.
Dividends
We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, our credit facility limits our ability to pay dividends in most circumstances.
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2013 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance (Excluding Column (a)) (c)(1)
Equity compensation plans approved by security holders	2,886,674	$9.50	1,297,100
Equity compensation plans not approved by security holders)	—		—
TOTAL	2,886,674		1,297,100

(1)	The 2013 Stock Incentive Plan, which took effect on January 1, 2013, replaced the 2009 plan, and provides for the issuance of a maximum of 2,000,000 shares.

Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our common stock (traded under the symbol “KEYW”) from October 1, 2010 through December 31, 2013, to two indices: the Russell 2000 Index and the NASDAQ Composite Index. In addition, the graph illustrates the performance of a peer group consisting of NCI Inc. (NCIT), ICF International, Inc. (ICFI), Mercury Computer Systems, Inc. (MRCY) and Kratos Defense & Security Solutions, Inc. (KTOS). These peers, while not direct competitors, were selected because they are comparable in such factors as annual revenue, market capitalization and number of employees. We believe that the stock performance of the selected peer group is a relevant comparison for investors. The graph assumes an initial investment of $100 on October 1, 2010 in The KEYW Holding Corporation common stock, each of the two indices and the peer group, each assuming dividend reinvestment. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.
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
The following tables contain selected historical financial data for us for the years ended December 31, 2013, 2012, 2011, 2010 and 2009.
The selected consolidated financial data presented should be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included in Item 15 of this Annual Report.

	Company
	Year ended Dec. 31, 2013	Year ended Dec. 31, 2012	Year ended Dec. 31, 2011	Year ended Dec. 31, 2010	Year ended Dec. 31, 2009
	(In thousands, except per share data)
Revenue	$298,732	$243,520	$190,587	$107,988	$39,037
Gross Profit	99,512	83,793	56,637	31,544	11,119
Net Operating (Loss) Income	(9,847)	3,193	1,828	(2,160)	(2,309)
Net (Loss) Income	(10,634)	1,015	535	10,906	(2,113)
(Loss) Earnings per Share of Common Stock-basic	(0.29)	0.04	0.02	0.62	(0.18)
(Loss) Earnings per Share of Common Stock-diluted	(0.29)	0.03	0.02	0.51	(0.18)
Adjusted EBITDA	$27,180	$32,978	$20,569	$9,031	$2,578

	Company
	As of Dec. 31, 2013	As of Dec. 31, 2012	As of Dec. 31, 2011	As of Dec. 31, 2010	As of Dec. 31, 2009
	(In thousands)
Cash and Cash Equivalents	$2,480	$5,639	$1,294	$5,795	$7,333
Working Capital (Deficit)	14,933	16,451	(16,344)	26,705	19,365
Total Assets	447,855	462,675	267,631	205,264	67,130
Long-Term Obligations	88,870	100,113	17,731	11,994	1,617
Total Stockholders' Equity	$300,237	$301,028	$180,659	$175,111	$62,339

	EBITDA Reconciliation
	Company
	Year Ended Dec. 31, 2013	Year Ended Dec. 31, 2012	Year Ended Dec. 31, 2011	Year Ended Dec. 31, 2010	Year Ended Dec. 31, 2009
	(In thousands)
Net (Loss) Income	$(10,634)	$1,015	$535	$10,906	$(2,113)
Depreciation	6,009	4,369	2,082	760	310
Intangible Amortization	24,658	21,411	13,410	6,440	2,055
Stock Compensation	5,731	3,024	2,829	1,920	560
Interest Expense (Income)	3,508	2,307	907	1,661	(118)
Tax (Benefit) Expense	(9,005)	(86)	218	7,814	(979)
Warrant Expense	—	—	—	—	690
Public Offering, Acquisition and Other Nonrecurring Costs (Benefits)(1)	6,913	938	588	(20,470)	2,173
Adjusted EBITDA	$27,180	$32,978	$20,569	$9,031	$2,578
(1) The other non-recurring items include the following: for 2013 a legal settlement, for 2010 a gain recognized from the reversal of the TAGG earnout that was not achieved and for 2009 a one-time executive bonus paid to Mr. Moodispaw for his work in forming the Company.
The following tables contain selected historical financial data by quarter for the years ended December 31, 2013 and December 31, 2012.

	2013				2012
	Three Months Ended March 31	Three Months Ended June 30	Three Months Ended Sept. 30	Three Months Ended Dec. 31	Three Months Ended March 31	Three Months Ended June 30	Three Months Ended Sept. 30	Three Months Ended Dec. 31
	(Unaudited and in thousands, except per share data)
Revenue	$77,873	$78,258	$73,773	$68,828	$55,776	$56,155	$57,353	$74,236
Gross Profit	24,063	25,600	24,427	25,422	18,929	18,933	19,487	26,444
Net (Loss) Operating Income	(3,092)	(2,992)	(2,226)	(1,537)	648	525	703	1,317
Net (Loss) Income	(2,262)	(2,360)	(5,502)	(510)	168	325	341	181
(Loss) Earnings per Share of Common Stock-basic	(0.06)	(0.07)	(0.15)	(0.01)	0.01	0.01	0.01	0.01
(Loss) Earnings per Share of Common Stock-diluted	(0.06)	$(0.07)	(0.15)	(0.01)	0.01	0.01	0.01	—
Adjusted EBITDA	$6,959	$6,451	$6,757	$7,013	$7,219	$7,599	$7,760	$10,400

We have a $120 million credit facility with a group of banks led by Royal Bank of Canada or RBC, that allows us to choose interest rates from one month up to six months. We may also choose an interest rate based on RBC's prime rate, which can vary, sometimes daily. The outstanding principal balance under this facility at December 31, 2013 was $85 million, consisting of $63 million under the term note and $22 million under the revolver. The agreement associated with the facility has a term of five years, and includes an uncommitted accordion facility, permitting us to borrow up to an additional $35 million, subject to certain conditions.

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

	Adjusted EBITDA Reconciliation
	2013				2012
	Three Months Ended March 31	Three Months Ended June 30	Three Months Ended Sept. 30	Three Months Ended Dec. 31	Three Months Ended March 31	Three Months Ended June 30	Three Months Ended Sept. 30	Three Months Ended Dec. 31
	(Unaudited and in thousands)
Net (Loss) Income	$(2,262)	$(2,360)	$(5,502)	$(510)	$168	$325	$341	$181
Depreciation	1,345	1,494	1,471	1,699	1,028	1,027	1,085	1,229
Intangible Amortization	6,920	6,091	5,984	5,663	4,869	4,869	4,869	6,804
Stock Compensation Amortization	1,286	1,533	1,494	1,418	648	698	722	956
Interest Expense	914	913	849	832	417	456	418	1,016
Tax (Benefit) Expense	(1,535)	(1,500)	(4,045)	(1,925)	66	200	(13)	(339)
Public Offering, Acquisition and Other Nonrecurring Costs (Benefits)(1)	291	280	6,506	(164)	23	24	338	553
Adjusted EBITDA	$6,959	$6,451	$6,757	$7,013	$7,219	$7,599	$7,760	$10,400

(1) The other non-recurring items include the 2013 legal settlement.
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

•	Critical Accounting Policies. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations. An analysis of our segmented financial results comparing 2013 to 2012 and comparing 2012 to 2011.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and sources of and needs for liquidity.

•
Contractual Obligations and Commitments; Off-Balance-Sheet Arrangements.  Overview of contractual obligations, contingent liabilities, commitments, and off-balance-sheet arrangements outstanding as of December 31, 2013.

Forward-Looking Statements
Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, as well as under “Part I, Item 1A. Risk Factors,” and elsewhere in this Annual Report on Form 10-K. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. We undertake no obligation to revise or update any forward-looking statements for any reason.
Executive Level Overview

We provide mission-critical cybersecurity, cyber superiority and geospatial intelligence solutions to US Government defense, intelligence and national security agencies and commercial enterprises. Our core capabilities include solutions, services and products to support the collection, processing, analysis, and use of intelligence data and information in the domains of cyberspace and geospace. Our solutions are designed to respond to meet the critical needs for agile intelligence in the cyber age and to assist the US government in national security priorities. See “Item 1 - Business” for a detailed description of our business.

During 2013, we experienced organic growth as we continued to establish the Company as a viable and competitive entity within our target markets. Our acquisition activity slowed substantially during 2013, but we grew our prime contract base and further expanded our footprint into the commercial technology sector. Sequestration and the federal government shutdown slowed our growth for 2013. With the recent passage of the federal budget we expect 2014 to return to a more normal government contracting environment. At the end of 2013, we have active contracts to provide services and solutions to 11 of the 16 US intelligence agencies in addition to several hundred commercial enterprises. We intend to continue our acquisition strategy as we find the right complementary companies at the right price. During 2013, we expanded our services platform and our products reached our right target markets.

In 2013, we continued to focus significant energy on the integration and synergy capture of our acquired companies, and our 2014 focus remains on (1) re-accelerating our organic growth rate, (2) winning new business, and (3) investing in internal technology research and development initiatives to position the company for continued growth in the longer term. Key elements of our 2014 strategy include (a) establishing KEYW as a thought and technology leader in the realm of enterprise cyber awareness and threat removal for both commercial and government entities, (b) leveraging our multi-INT platform capabilities to further our penetration into the geospatial intelligence (GEOINT), signals intelligence (SIGINT) and airborne intelligence, surveillance and reconnaissance (airborne ISR) markets with our unique, agile approach, and (c) continuing to look for opportunities to acquire capabilities that further enhance our overall positioning in the markets we serve.

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
Inventories
Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Our inventory consists of specialty products that we manufacture on a limited quantity basis for our customers. We manufacture at quantity levels that are projected to be sold in the six month period following production. The Company has not had any products sold below their standard pricing less applicable volume discounts. As of December 31, 2013 and 2012, we had an inventory reserve balance of $0 and $963,000 respectively, for certain products where the market has not developed as expected.
Software Development Costs

Costs of internally developed software for resale are expensed until the technological feasibility of the software product has been established. In accordance with the pronouncement on software development costs of the Accounting Standards Codification (“ASC”), software development costs are capitalized and amortized over the product's estimated useful life. The Company determined that it had achieved technological feasibility during the third quarter of 2012 on certain software being developed and had capitalized approximately $4.3 million and $1.5 million of software development costs as of December 31, 2013 and 2012, respectively. The capitalized software will be amortized as a percentage of revenue recognized from the sale of the capitalized software. No amortization was recognized related to these capitalized software costs at December 31, 2013.
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
Goodwill
Purchase price in excess of the fair value of tangible assets and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. In accordance with FASB ASC Topic 350-20, Goodwill, the Company tests for impairment at least annually. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The test in the fourth quarter of 2011 was performed as a single unit as it was prior to the Company's change to two segments. As of and subsequent to the measurement date October 1, 2013, the

Company has operated as two reporting units. The fair value of each reporting unit is estimated using either qualitative analysis or a combination of income and market approaches. If the carrying amount of the unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company evaluated goodwill during the fourth quarter of fiscal years 2013, 2012 and 2011 and found no impairment to the carrying value of goodwill.
Intangibles
Intangible assets consist of the value of customer related intangibles acquired in various acquisitions. Intangible assets are amortized on a straight line basis over their estimated useful lives unless the pattern of usage of the benefits indicates an alternative method is more representative. The useful lives of the intangibles range from one to seven years.
Research and Development
Internally funded research and development expenses are expensed as incurred and are included in cost of operations in the accompanying consolidated statement of operations. In accordance with FASB ASC Topic 730, Research and Development, such costs consist primarily of payroll, materials, subcontractor and an allocation of overhead costs related to product development. Research and development costs totaled $7,494,000, $5,353,000 and $2,323,000 for years ended December 31, 2013, 2012 and 2011, respectively.
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
For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax liability or benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax obligations or benefits and subsequent adjustments as considered appropriate by management. The Company's policy is to record interest and penalties as an increase in the liability for uncertain tax obligations or benefits and a corresponding increase to the income tax provision. No material adjustments were recorded as of December 31, 2013, 2012, or 2011.
Share-Based Compensation
As discussed in Note 10 to our consolidated financial statements included in this Annual Report, the shareholders approved the 2013 KEYW Holding Corporation Stock Incentive Plan in August 2012. The 2013 Stock Incentive Plan, which took effect on January 1, 2013, replaced the 2009 Stock Incentive Plan. The Company adopted the 2009 Stock Incentive Plan in December 2009 in conjunction with the corporate reorganization. The Company had originally adopted a stock option plan in 2008. The Company applies the fair value method that requires all share-based payments to employees and non-employee directors, including grants of employee stock options, be expensed over their requisite service period based on their fair value at the grant date, using a prescribed option-pricing model. We use the Black-Scholes option-pricing model to value share-based payments. Compensation expense related to share-based awards is recognized on an accelerated basis. The expense recognized is based on the straight-line amortization of each individually vesting piece of a grant. Our typical grant vests 25% at issuance and 25% per year over the next three years. We expense the initial 25% vesting at issuance, all of the first year vesting in the first twelve months, the third vesting would be expensed over twenty-four months and the fourth tranche would be expensed over thirty-six months. The calculated expense is required to be based upon awards that ultimately vest and we have accordingly reduced the expense by estimated forfeitures.
The following assumptions were used for option grants during the periods ended December 31, 2013, December 31, 2012, and December 31, 2011.
Dividend Yield — The Company has never declared or paid dividends on its common stock and has no plans to do so in the foreseeable future.

Risk-Free Interest Rate — Risk-free interest rate is based on US Treasury zero-coupon issues with a remaining term approximating the expected life of the option term assumed at the date of grant.
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
Results of Operations
Our results of operations for the years ended December 31, 2012 and 2011 were significantly affected by the acquisitions that were completed during those years. In each of those years, we acquired three or more companies with historical revenue run rates of over $50 million per year. The acquisitions are included in our financial results from the date of acquisition forward.

Beginning in the fourth quarter of 2013, we reorganized our segments into Government Solutions and Commercial Cyber Solutions from the previous segments of Services and Integrated Solutions. Our Commercial Cyber Solutions segment was previously included exclusively in the Integrated Solutions segment. We are reporting our financial results in aggregate and by segment.

OVERALL RESULTS (In thousands)	Year ended December 31, 2013		Year ended December 31, 2012		Year ended December 31, 2011
Revenue	$298,732	100%	$243,520	100%	$190,587	100%
Gross Margin	$99,512	33%	$83,793	34%	$56,637	30%
Cost of Operations	$84,701	28%	$59,189	24%	$41,399	22%
Intangible Amortization	$24,658	8%	$21,411	9%	$13,410	7%
Non-Operating Expense	$9,792	3%	$2,264	1%	$1,075	1%
Revenue
Revenue increased by $55 million or 23%, in 2013 from 2012, as a result of the full year impact of the 2012 acquisitions and organic growth. We have fully integrated the acquisitions from 2012 and 2013 into our current operating structure and are therefore unable to provide an exact division of organic and acquisition revenue within the Government Solutions segment. However, in 2013 we had no new contracts specifically related to the 2012 acquisitions, thus the pro forma growth of 2% is reflective of the entire business. This growth rate was negatively impacted by sequestration and the federal government shutdown as well as the delayed introduction of our Commercial Cyber Solutions software product. We anticipate that revenue will increase in 2014, but the amount of that increase is linked to the growth of our Commercial Cyber Solutions business. While we expect our Commercial Cyber Solutions revenue to at least double from 2013 levels, we are unable to forecast the amount of any additional 2014 revenue.
Revenue increased by $53 million or 28%, in 2012 from 2011, as a result of the 2012 acquisitions, the full-year impact of 2011 acquisitions and organic growth. The 2012 acquisitions added $19 million of revenue and the full-year impact of the 2011 acquisitions added $24 million of revenue. Organic revenue, addressed in more detail in the segment discussion below, increased $10 million or 5% on a net basis including the reduction related to the Air Force services, a contract reassignment of $14 million and the absence of a production contract of $6 million from 2011. Absent these three items, our organic growth was $30 million or 16%.
Gross Margin
Gross margin decreased slightly as a percentage of revenue from 2012 to 2013 due to a larger proportion of subcontract revenue from the full year effect of the Poole acquisition. We expect a mix of margin pressures in 2014, including downward pressure under our new flight services contract offset by revenue growth from our higher margin software revenue. We expect the net effect of those pressures to be flat to slightly increased overall gross margin, but a significant increase in our higher margin commercial software revenue would increase the gross margin.

Gross margin grew both in total dollars as well as a percentage of revenue from 2011 to 2012. The increase in revenue drove the increased gross margin dollars. The increase in the gross margin profit was due to the full year of operations from our flight services business partially offset by the acquisition of Poole and a resulting increased reliance on lower margin subcontract revenue in the fourth quarter of 2012.
Cost of Operations
Cost of operations increased as a percentage of revenue in 2013 from 2012 due to increased infrastructure within the Hexis organization and the full year impact of the Poole and Sensage acquisitions made in the fourth quarter of 2012.We initiated cost reduction measures in the middle of 2013 to address the financial impacts of sequestration and our related infrastructure. See segment disclosure below for additional detail. We expect the cost of operations to increase in 2014 with the full year impact of the Hexis infrastructure and increased sales commissions within the Commercial Cyber Solutions segment, reduced by the cost measures discussed above.
A significant component of our operating expense is stock compensation. All employees in the Company have either stock options and/or restricted stock grants. We have seen a significant increase in the costs associated with these equity grants with costs of $2,829,000, $3,024,000 and $5,731,000 for the twelve months ended December 31, 2011, 2012, and 2013, respectively. The Company utilizes an accelerated method of recognizing expense, acceptable under US GAAP, which expenses equity grants more quickly than the traditional straight-line expensing. The majority of the equity compensation expense in 2012 and 2013 has been due to acquisitions. We believe that it is important that all employees have an equity stake in our Company and expect to continue issuing equity to new employees. We expect that overall equity compensation expense should decrease as a percentage of revenue without any new acquisitions.
Intangible Amortization
Intangible amortization increased again in 2013 primarily as a result of the full-year impact of Poole and the other 2012 acquisitions. We expect intangible amortization will be approximately $12 million in 2014, assuming no additional acquisitions.
Intangible amortization expense increased from 2011 to 2012 as a result of the full year impact of the 2011 acquisitions and the partial year impact of the 2012 acquisitions.
Non-Operating Income (Expense)
The majority of the 2013 non-operating expense is interest expense associated with borrowings related to our acquisitions and the impact of the legal settlement in the fourth quarter of 2013. Interest expense totaled $3.5 million in 2013. The increase in interest expense from 2012 was due to the larger amounts of debt outstanding in 2013 due to our acquisitions in late 2012. The after tax impact of our legal settlement was approximately $4.8 million dollars.
The 2012 non-operating expense primarily consisted of interest expense of $2.3 million.

GOVERNMENT SOLUTIONS SEGMENT RESULTS (In thousands)	Year ended December 31, 2013		Year ended December 31, 2012		Year ended December 31, 2011
Revenue	$288,909	100%	$240,245	100%	$190,587	100%
Gross Margin	$91,529	32%	$81,065	34%	$56,637	30%
Operating Expenses	$65,308	23%	$57,199	24%	$41,399	22%
Intangible Amortization	$20,533	7%	$20,658	9%	$13,410	7%
Revenue
Revenue increased by approximately $49 million in 2013 from 2012 from a combination of the full year impact of our 2012 acquisitions, primarily the Poole acquisition, and internal growth. This segment was directly impacted by both sequestration and the federal government shutdown. We lost a significant amount of revenue as a result of sequestration reductions, a combination of staffing reductions and deferred contracting actions. We estimate the revenue impact to be $15 - $20 million for 2013 as a direct result of sequestration. The impact of the government shutdown was $3 million. Our pro forma revenue increased by $3 million in 2013 from 2012. The largest driver for this increase was the growth of the Radio programs from the Poole acquisition and the expansion of our government cyber training initiatives. We expect the government contracting environment to rebound in 2014 with the passage of a federal government budget for the first time in many years that provides funding certainty for our customers and should provide many growth opportunities for us in 2014. We are already beginning to see government contracting actions increasing early in 2014 on our contract vehicles. The impact of that activity should be seen in the latter half of 2014.

Revenue increased by approximately $50 million in 2012 from 2011 from a combination of acquisitions, primarily the full-year impact of the 2011 FLD acquisition, the Poole acquisition and internal growth, offset in part by the decrease in our Air Force services business and the reassignment of a contract by the US Government.
Gross Margin
Gross margin increased in dollars and decreased as a percentage of revenue during 2013 as compared to 2012. The increase in revenue drove the increased gross margin dollars. The decreased gross margin profit percentage was due to the acquisition of Poole in late 2012 and a resulting increased reliance on lower margin subcontract revenue. We anticipate that gross margin will exhibit a similar pattern in 2014 with gross margin as a percentage of revenue potentially decreasing to 30% - 31% of revenue. This expected decrease is driven by the changes in our flight services contract and the planned introduction of new products, which typically provide lower margins than our legacy products.
Gross margins increased in dollars and slightly decreased as a percentage of revenue during 2012 as compared to 2011. The increase in revenue drove the increased gross margin dollars. The decreased gross margin profit percentage was due to the acquisition of Poole and a resulting increased reliance on low margin subcontract revenue in the fourth quarter of 2012.
Operating Expense
Operating expenses increased by $8.1 million in 2013 from 2012. The main driver for the increase was the acquisition of Poole that was only included for three months of 2012, offset partially by staffing reductions in overhead management staffing and synergies derived from prior acquisitions. We expect that our overhead costs will remain consistent as a percentage of revenue in 2014.
Cost of operations increased slightly as a percentage of revenue in 2012 from 2011 due to increased marketing, bid and proposal and research and development costs.
Intangible Amortization
Intangible amortization expense was flat in 2013 as compared to 2012. The nine additional months of Poole intangible amortization was offset by a reduction in amortization from earlier acquisitions as they became fully amortized. Absent any new Government Solutions acquisitions, we expect intangible amortization to decrease in 2014 as older acquisitions become fully amortized.
Intangible amortization expense increased from 2011 to 2012 as a result of the full year impact of the 2011 acquisitions and the partial year impact of the 2012 acquisitions.

COMMERCIAL CYBER SOLUTIONS SEGMENT RESULTS (In thousands)	Year ended December 31, 2013		Year ended December 31, 2012
Revenue	$9,823	100%	$3,275	100%
Gross Margin	$7,983	81%	$2,728	83%
Operating Expenses	$19,393	197%	$1,990	61%
Intangible Amortization	$4,125	42%	$753	23%
Revenue
Our Commercial Cyber Solutions segment dates back to the acquisition of Sensage in the fourth quarter of 2012. The growth shown in 2013 from 2012 is a result of an additional nine months of operations. We expect revenue to at least double during 2014 with the increase driven by sales of our Hawkeye G product.
Gross Margin
Gross margins were consistent in 2013 and 2012. We expect similar margins in 2014.
Operating Expense
Operating expense increased significantly in 2013 as a result of full year operations as compared to only three months in 2012, and with the investment in infrastructure related to the introduction of our new software platform. We increased the size of our sales team, built a more robust customer delivery infrastructure and continued to build out our technical team. We expect overhead costs to increase again in 2014 as the full year impact of 2013 hires will be reflected in our results as well as increased commission costs reflective of our increase in revenue.

Intangible Amortization
Intangible amortization increased due to the full year impact of the Sensage acquisition. We expect amortization expense to remain consistent with 2013 without any additional acquisitions.

Liquidity and Capital Resources

At December 31, 2013, we had approximately $2.5 million in cash and cash equivalents. Our cash position was negatively impacted by infrastructure spending on the establishment of Hexis, the litigation settlement and reduced revenue as a result of sequestration and the government shutdown.

Cash from Operations

Operations provided approximately $15.1 million in cash during 2013. This amount primarily consisted of net income plus non-cash adjustments for depreciation, amortization and stock compensation, partially offset by cash used for increased working capital needs. Accounts receivable decreased by $7.6 million due to lower fourth quarter revenue in 2013 and improvement in overall collections. As we continue to grow, our working capital needs are expected to increase accordingly, particularly with respect to accounts receivable. Our need for additional working capital will be determined by our method and volume of growth. Growing through self-performed labor will require more working capital than growing using subcontractors, but we expect self-performed labor will be a more profitable alternative than using subcontractors. The main difference for cash flow is that employees are generally paid within two weeks of incurring costs, whereas subcontractors are generally paid within 30 days of receiving an invoice. The expansion of sales within our commercial cyber security platform should improve cash flow and begin to increase our deferred revenue.

We had a number of non-cash adjustments to our net income in 2013, including intangible amortization, depreciation, stock compensation expense and changes in our deferred taxes. Intangible amortization was approximately $24.7 million in 2013 and is expected to decrease in 2014 due to the reduction from fully amortized intangibles from earlier acquisitions. We expect the intangible amortization, without any additional acquisitions, to be approximately $12 million in 2014. We believe that all employees should have an ownership stake in the Company. Accordingly, we grant all new employees, whether new hires or employees acquired via acquisition, equity in the company. Our significant growth, both organically and through acquisition, has increased our stock compensation expense to $5.7 million in 2013. We use an accelerated method of expensing stock options such that most of the expense is recorded during the first year of the options. Depreciation expense for 2013 was $6.0 million. The combination of these transactions and other significantly less material non-cash adjustments to net income brought our net income after non-cash adjustments to $25.8 million for 2013.

We carry an inventory balance that is normally approximately $8 - 10 million. The inventory balance may increase or decrease significantly in any period based on sales, orders and breadth of product lines. We do not carry significant quantities of specific products, rather we build products based on specific orders and at production runs that enable us to gain economies of scale. Our inventory carrying balance is reflective of our incurred cost and not expected sales prices or revenue to be derived from sales. It is our intention to continue this inventory management practice in 2014.

Investing and Financing

During 2013, we spent approximately $9 million in cash and equity consideration to complete an acquisition. This cash was ultimately supplied by our revolving credit facility that was established in October 2012. We expect our property and equipment purchases to decrease in 2014, excluding flight services, as we will have less facility buildout and less infrastructure spend on Hexis. Expansion of our flight services could necessitate additional aircraft purchases in 2014. We have historically completed acquisitions each year. Depending on the size and timing of future acquisitions, we may use additional proceeds under our existing debt facility, as well as additional debt or possibly equity offering proceeds, to complete such acquisitions.

Credit Facility

During 2012, we retired our existing credit facility with a trio of banks led by Bank of America, and entered into a new facility with five banks led by RBC. The prior facility was paid off with the proceeds from our secondary offering in September 2012. The new facility was entered into in October 2012 in conjunction with the Poole acquisition and amended in November 2012. The facility includes a $70 million five-year term note and a $50 million revolver. The credit agreement associated with the facility has a term of five years, and includes an uncommitted accordion facility, permitting us to borrow up to an additional $35 million, subject to certain conditions.

The borrowing availability under this facility is based on out 'Total Leverage Ratio' (as defined in the credit agreement), which is a relationship between 'Funded Indebtedness' to EBITDA (each as defined in the credit agreement). When drawing funds on this facility, we have the option of choosing between a 'Euro Rate Loan' which is based on the British Banker Association LIBOR or a 'Base Rate Loan' which is based on the higher of (a) the Federal Funds Rate plus 1/2 of 1.0%, (b) the Prime Rate, or (c) The Eurodollar Rate plus 1.0%. If we select the 'Euro Rate Loan' the actual 'applicable rate' would be 200 to 275 basis points above the stated rate depending on where we fall on our most recent quarterly calculation of our 'Total Leverage Ratio'. If we select the 'Base Rate Loan' the actual 'applicable rate' would be 100 to 175 basis points above the stated rate depending on where we fall on our most recent quarterly calculation of our 'Total Leverage Ratio'. We are able to lock in a Euro Rate Loan for periods of up to six months. We also pay a Commitment Fee on our undrawn revolver ranging from 25 to 50 basis points, depending on our 'Total Leverage Ratio'. At December 31, 2013, we have $63 million outstanding under the term note and $22 million outstanding under the revolver.
Outlook

We expect that our 2014 cash flow from operations will be positive. As discussed above, the manner in which we staff our contracts will impact the degree of working capital investment required to fuel our growth. Included in our net income are several significant non-cash transactions that would be add-backs to net income when calculating our cash flow from operations, including stock compensation expense, amortization of intangibles and depreciation of fixed assets. We expect that the dollar value of those expenses to continue to be in the $23 - $26 million dollar range without any additional acquisitions during 2014. Our overall expectation is that Adjusted EBITDA will be approximately 7 - 8% of our 2014 revenue. See discussion of Adjusted EBITDA in Item 6 of this Form 10-K.

In 2012, we increased the size of our available financing under our debt facility in anticipation of acquiring new companies that are a strategic fit and enhance our corporate platform. It is our goal to include an equity component in our acquisitions (20% is our normal target equity component of total purchase price) and the amount of equity we include in any 2014 acquisitions will impact our available cash and credit. The pace and size of any acquisitions will determine how much, if any, of our available credit facility we utilize during the year.

We intend to invest in several potential growth areas in 2014 that may require us to expend more research and development dollars than we have historically. While we have factored those expenses into our Adjusted EBITDA expectations above, these expenses may not be incurred evenly throughout the year.

After we went public in 2010, employees and investors began to exercise their options and warrants. Some of these exercises were done cashlessly but other exercises were done by paying cash for their shares. We are unable to forecast what the employee and investor activity will be in 2014 with regard to these instruments. The total potential value of these instruments, if all exercised for cash, would be approximately $40 million.

Contractual Obligations and Commitments

	Total	Less than one year	1 – 3 years	3 – 5 years	More than 5 years
	(In thousands)
Facilities/Office space	$41,339	$6,138	$12,234	$9,811	$13,156
Office equipment	116	52	63	1	—
Total Operating Leases	$41,455	$6,190	$12,297	$9,812	$13,156
Debt	85,000	7,000	14,000	64,000	—
Total Contractual Obligations	$126,455	$13,190	$26,297	$73,812	$13,156
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial position is exposed to several risks including interest rate risk and credit risk. We do not use any derivative financial instruments to manage currency exchange rate risk, interest rate risk, equity market or commodity price risk.

Currency Exchange Rates

We conduct our business exclusively in US dollars. In the rare instance where we purchase goods internationally, our invoices or accounts payable vouchers are denominated in US dollars. All of our revenue is transacted in US dollars as well as substantially all of our operating expenditures and capital purchases. Because of the services we sell, we are not subject to fluctuations when the US dollar either strengthens or weakens relative to other currencies because, for the most part, the US Government cannot go overseas to purchase similar services.

Interest Rates

We do not maintain an investment portfolio that would expose us to interest rate risk associated with fixed income securities. Nor do we participate in any fixed-rate debt instruments that would require us to hedge interest rate risks with offsetting interest rate swaps. The interest rates on our debt are affected by changes in market interest rates. All outstanding balances under our Term Loan, and any amounts that may be borrowed under our Revolving Facility, are subject to interest rate fluctuations. We do not anticipate a significant change in our borrowing rates in 2014 and a hypothetical 10% change in rates would have no material impact on our Financial Statements.

Debt

We have a $120 million credit facility with a group of banks led by Royal Bank of Canada (RBC) that allows us to choose interest rates from one month up to six months. We may also choose an interest rate based on RBC's prime rate, which can vary, sometimes daily. The outstanding principal balance under this facility at December 31, 2013 was $85 million, consisting of $63 million in a term note and $22 million on a revolver. The credit agreement associated with the facility has a term of five years, and includes an uncommitted accordion facility, permitting us to borrow up to an additional $35 million, subject to certain conditions.

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

Equity Price Risk

We do not currently own nor have we ever owned any marketable equity investments to include marketable equity securities and equity derivative instruments such as warrants and options. Therefore, since we do not currently own investments that are subject to market price volatility, our equity price risk is very low.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with US generally accepted accounting principles.

Management assessed our internal control over financial reporting as of December 31, 2013, the end of our fiscal year. Management based its assessment on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year. We reviewed the results of management's assessment with the audit committee of our board of directors.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Grant Thornton LLP, our independent registered public accounting firm, who also audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their reports which appear with our accompanying consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
Our executive officers and directors, and their respective ages and positions, are set forth below.

Name	Age	Position
Leonard E. Moodispaw	71	President; Chief Executive Officer and Chairman of the Board of Directors
John E. Krobath	46	Chief Financial Officer
Mark A. Willard	54	Chief Impact Officer
Chris Fedde	63	Executive Vice President and President, Hexis Cyber Solutions, Inc., a subsidiary of The KEYW Corporation
Kimberly J. DeChello	52	Chief Administrative Officer and Secretary
Deborah A. Bonanni	58	Director
William I. Campbell	69	Director
Pierre A. Chao	47	Director
John G. Hannon	76	Director
Kenneth A. Minihan	70	Director
Arthur L. Money	74	Director
Caroline S. Pisano	47	Director
Set forth below is biographical information for our directors and executive officers.
Len Moodispaw has served as the Chief Executive Officer (CEO), President & Chairman of the Board of Directors of KEYW since it began operations on August 4, 2008 and is the founder of KEYW. Prior to the founding of KEYW, Mr. Moodispaw was President and Chief Executive Officer for Essex Corporation, from 2000 until January 2007, and Chairman of the board of directors of Essex from 2005 to January 2007. Essex provided advanced signal, image, information processing, information assurance and cybersecurity solutions, primarily for US Government intelligence and defense customers, as well as for commercial customers. In 2007, Essex was acquired by Northrop Grumman, where Mr. Moodispaw served as a Vice President, responsible for managing Essex as a subsidiary within Northrop Grumman Mission Systems from January 2007 to July 2008.
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
From 1965 to 1978, Mr. Moodispaw was a senior manager in the National Security Agency (NSA) and later engaged in the private practice of law. Mr. Moodispaw is the founder of the Security Affairs Support Association (now known as INSA) that brings government and industry together to solve problems of mutual interest. He serves on proxy boards for KLAS, LTD and Segovia Inc. He also served as the chairman of the proxy board of the VT US, a subsidiary of Babcock, a public UK company through December 2012.
Mr. Moodispaw earned a Bachelor of Science degree in Business Administration from the American University in Washington, D.C., a Master of Science degree in Business Administration from George Washington University in Washington, D.C., and a Juris Doctorate degree in Law from the University of Baltimore.
Mr. Moodispaw adheres to the guidance of Jimmy Buffett that it is his job to be "different than the rest and better than the best".
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

John Krobath has served as the Chief Financial Officer of KEYW since joining in May 2009. Mr. Krobath is responsible for all accounting and finance activities of a government contracting company, DCAA cost structures and compliance, contracts, treasury management, and budgeting. Prior to joining KEYW, he was the Chief Financial Officer and/or Controller for Horne International from September 2005 to May 2009. During Mr. Krobath's tenure, Horne International was a publicly traded government contracting company consisting of four diverse international operating companies and one holding company. From 1993 to 2004, Mr. Krobath held financial positions of increasing responsibility, including positions as Finance Manager, Controller, Manager of Business Operations, and Director of Financial Operations, at several companies. He supported several defense contractors during that time including ITT Industries and Kratos Defense and Security Solutions. Mr. Krobath holds a Bachelor of Science degree in Business Administration in Accounting from James Madison University in Harrisonburg, VA and a Master of Science degree in Business Administration in Finance from George Mason University in Fairfax, VA. He enjoys sports and the outdoors. He believes that preparation is the key to opportunity.
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
Chris Fedde, joined KEYW in April 2013 as an Executive Vice President. As Executive Vice President, Mr. Fedde led KEYW’s products business, responsible for strategic product planning to meet the Company's growth objectives. In July 2013 he was appointed President of Hexis Cyber Solutions, Inc., a KEYW subsidiary. Mr. Fedde is the executive responsible for the commercial security products developed and marketed by Hexis. Prior to joining KEYW, he was President and Chief Executive Officer of SafeNet, Inc., a global leader in data protection from May 2011 to December 2012. He was named CEO in May 2011, having more than a decade of executive leadership at SafeNet and previously serving as its President and Chief Operating Officer. During his tenure at SafeNet, he led the rapid and dynamic growth of SafeNet, first as Director of Corporate Product Management and Business Development and then as General Manager of the Enterprise Security Division. Mr. Fedde established the Company's security presence in the US Government, and expanded SafeNet’s presence in the worldwide security community. He led the company from sub- $20 million in revenue in 2001 to more than $450 million by 2010, along the way establishing SafeNet as one of the largest independent security technology companies in the world.

Prior to joining SafeNet, Mr. Fedde was Director of Secure Products at Harris Corporation, where he established the security business and led its growth. In this role, he was responsible for the direction and management of security businesses requiring very high levels of security, including the US Government. Before joining Harris Corporation, Mr. Fedde previously served as Engineering Manager at Motorola, developing wireless two-way products for the global markets.

He served on the Board of SafeNet and was also a member of the Board of Directors for AuthenTec, a publicly traded company sold to Apple in 2012. Mr. Fedde holds a Bachelor of Science in Electrical Engineering from the University of Iowa. He and his family escape to upstate New York when they can - even in the winter.
Kim DeChello has served as the Chief Administrative Officer and Secretary of KEYW since its founding in 2008. Ms. DeChello is responsible for providing internal and external coordination, management, and oversight of all administrative activities related to the development and implementation of the mission and goals of the organization. She oversees the administrative functions of the organization such as: corporate administration, human resources, recruiting, stock administration, and others; ensuring appropriate policies and budgets are in place. She assists with mergers and acquisitions and ethics and compliance. She is responsible for developing company policies that comply with regulations and that reflect management philosophy and culture. She partners with the CEO and other executives in formulating current and long-range plans and implementing strategic and operational strategies. As Corporate Secretary she has a wide range of responsibilities including administration of critical corporate matters.

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

Deborah Bonanni has been a director at KEYW since April 1, 2013. Ms. Bonanni retired from public service in early 2013. From 2006 to 2013 she served as the Chief of Staff of the National Security Agency. She was responsible for the strategic direction, leadership and oversight of the corporate functions that enable and support the Agency’s signals intelligence, information assurance, and cybersecurity missions. Her span of control covered physical and personnel security, human resource services, education and training, installations and logistics, policy and records management, external relations, corporate communications, occupational health and wellness, and registry and protocol services. She chaired the corporate board and managed the processes that governed the identification, selection, compensation, and professional development of NSA’s highest-level executive leaders and technical experts.

Prior to serving as NSA Chief of Staff, Ms. Bonanni served in a number of senior leadership positions, including the Associate Director of Human Resources Services; the Associate Director for Education and Training; and the Commandant of the National Cryptologic School, a nationally recognized academic institution providing tailored training and professional development of military and civilian employees. As Deputy Director of the NSA’s Equal Employment Opportunity organization, she advocated for the use of mediation as a neutral and effective alternative to litigation for resolving disputes, and established the Agency’s first alternative dispute resolution center. Ms. Bonanni began her NSA career as a staff attorney specializing in federal procurement law before assuming the position of Associate General Counsel for Information Security.

Ms. Bonanni graduated from Hood College, Summa Cum Laude, with a Bachelor of Arts degree in History and Political Science. She received her Juris Doctorate from the Columbus School of Law, Catholic University, and is a member of the Bars of Maryland and the District of Columbia. She is a graduate of the 43rd Senior Seminar, an executive leadership program sponsored by the US Department of State for civilian and military leaders from the federal foreign affairs community. She has also completed numerous executive leadership and professional mediation programs. Ms. Bonanni received the Exceptional Civilian Service Award, NSA’s highest honorary award, as well as three Presidential Rank Awards. She was also awarded the National Distinguished Service Medal from the Director, National Intelligence.

Since retiring from public service, Ms. Bonanni has been employed as a senior advisor at Intelligent Decisions, Inc. where she currently holds the title of Vice President, Strategic Relations for the firm's intelligence division. She serves on the Hood College Board of Associates.

Ms. Bonanni’s broad business experiences in public service and as the Chief of Staff of the NSA brings valuable expertise to our board of directors. Her past leadership in the corporate functions of the NSA brings a unique industry expertise to our board.
Bill Campbell has been a director at KEYW since July 16, 2009. Mr. Campbell is currently a Senior Advisor to the Chairman for JPMorgan Chase & Co. where he was most recently Chairman of Chase Card Services, the nation’s second largest credit card organization. From 2005 to 2007 he served as Chairman of Visa International, leading the organization to its IPO in 2008, the largest in US history. With an extensive consumer products and financial services management background, Mr. Campbell also serves as President of Sanoch Management, a consulting and investment firm for financial companies, start-ups, and venture capital firms. Prior to his executive roles at JPMorgan Chase and its predecessors, and the formation of Sanoch Management, Mr. Campbell oversaw Citigroup’s Global Consumer Business, including global branch banking and credit cards. He became Chief Executive Officer of Global Citibank in 1996 and Chief Executive Officer of Citigroup’s Global Consumer Business a year later. Before joining Citicorp in 1995, Mr. Campbell spent 28 years at Philip Morris, including five years as Chief Executive Officer of Philip Morris USA. He began his career in Canada in brand management in 1967 and eventually served as President of the Asian region for Philip Morris, EVP of Marketing and Sales for Philip Morris USA, and EVP of Strategic Planning for Philip Morris Companies. He currently serves as a director to the following privately held companies: BTI Systems, Inc., First Beverage Group, Focus Financial Partners LLC, LeadDog Marketing Group and Syncapse. Mr. Campbell earned a Bachelor’s degree in Economics from the University of Alberta in 1965 and a Master’s degree in Business Administration from the University of Western Ontario in 1967.
Mr. Campbell’s business experiences in a diverse group of major public companies, including service as the CEO of Philip Morris USA and in numerous executive positions in the financial services industry, gives our board of directors a perspective on national and global economic developments and valued experience in the operations of large organizations.

Pierre Chao has been a director at KEYW since October 27, 2010. Mr. Chao is a Managing Partner and co-founder of Renaissance Strategic Advisors and Enlightenment Capital. From 2003 – 2007, Mr. Chao was the Director of Defense-Industrial Initiatives at the Center for Strategic and International Studies, a Washington D.C. based, non-partisan defense and foreign policy think tank. From 1999 to 2003, Mr. Chao was a managing director and senior aerospace/defense analyst at Credit Suisse First Boston (CSFB), where he was responsible for following the US and global aerospace/defense industry. He remained a CSFB independent senior adviser with the Equity Research group and then Investment Banking from 2003 to 2006. Prior to joining CFSB, Mr. Chao was the senior aerospace/defense analyst at Morgan Stanley Dean Witter from 1995 to 1999 and he was the senior aerospace/defense industry analyst at Smith Barney during 1994. Prior to his career as a Wall Street analyst, Mr. Chao was a director at JSA International, a Boston/Paris-based management-consulting firm that focused on the aerospace/defense industry. Mr. Chao was also a co-founder of JSA Research, an equity research boutique specializing in the aerospace/defense industry. Before signing on with JSA, he worked in the New York and London offices of Prudential-Bache Capital Funding as a mergers and acquisitions banker focusing on aerospace/defense.
Mr. Chao earned dual Bachelor of Science degrees in Political Science and Management Science from the Massachusetts Institute of Technology. He is a holder of the right to use the Chartered Financial Analyst designation. Mr. Chao brings over 27 years of management consulting, investment banking and policy expertise in the aerospace/defense industry to our board.
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
Art Money has been a director at KEYW since August 22, 2008. Previously, he served as a Director of Essex Corporation from January 2003 to January 2007. He is currently consulting, specializing in command, control, and communications, intelligence, signal processing, and information processing. Mr. Money served as the Assistant Secretary of Defense for Command, Control, Communication and Intelligence (C3I) from October 1999 to April 2001. Prior to his Senate confirmation in that role, he was the Senior Civilian Official, Office of the Assistant Secretary of Defense for C3I from February 1998. Mr. Money also served as the Chief Information Officer for the Department of Defense from 1998 to 2001. From 1996 to 1998, he served as Assistant Secretary of the Air Force for Research, Development and Acquisition, and as CIO for the Air Force. He has also received distinguished public service awards from the US Department of Defense (Bronze Palm), the US Air Force, and the US Navy. Prior to his government service, Mr. Money held senior management positions (including President from 1989 to 1995) with ESL Inc., a subsidiary of TRW, and the TRW Avionics and Surveillance Group. Mr. Money serves on numerous United States Government panels, boards and commissions. He currently serves on the board of Electronic Warfare Associates, Inc., NovoDynamics, Inc., and Eagle Ray, Inc. Mr. Money received a Bachelor of Science degree in Mechanical Engineering from San Jose State University in 1965, a Master of Science degree in Mechanical Engineering from University of Santa Clara in 1970 and attended the Harvard Executive Security Program in 1985 and the Program for Senior Executives at the Sloan School at the Massachusetts Institute of Technology in 1988. Mr. Money received the INSA (Intelligence and National Security Alliance) 28th Dr. William Oliver Baker Award in May 2012 and was elected to the National Academy of Engineering in October 2013.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under the Exchange Act during its most recent fiscal year and Forms 5 with respect to its most recent fiscal year, the Company believes that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the respective reporting persons during the fiscal year ended December 31, 2013, except that Mr. Hannon filed a Form 4 relating to two transactions twelve days late.
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
Nominating and Corporate Governance Committee
Our nominating and corporate governance committee is comprised of Deborah Bonanni, Ken Minihan and Pierre Chao. Mr. Minihan is the chairperson of our nominating and corporate governance committee. As provided for in the committee’s charter, as approved by our board of directors, our nominating and corporate governance committee is responsible for, among other things:

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

Compensation Discussion and Analysis
Introduction
The following discussion provides an overview and analysis of the compensation programs applicable to each person that served as our principal executive officer or principal financial officer during 2013 and our three other most highly compensated executive officers for 2013 (referred to herein as our Named Executive Officers, or NEOs), and certain executive compensation policies for 2012 and 2013. This section also explains our general compensation philosophy and objectives and how we made compensation decisions for our NEOs for 2013. Our NEOs in 2013 were:

•	Len Moodispaw — President & Chief Executive Officer;

•	John Krobath — Chief Financial Officer;

•	Mark Willard — Chief Impact Officer;

•	Chris Fedde — Executive Vice President (April 29, 2013 to present) & President of Hexis Cyber Solutions, Inc., a KEYW Subsidiary (as of July 16, 2013);

•	Ed Jaehne — Chief Strategy Officer (NEO through April 28, 2013); and

•	Kim DeChello — Chief Administrative Officer.
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
Change of Control and Severance Benefits
We have change-of-control and severance provisions in the employment agreements in place for four of our 2013 NEOs. For a further discussion of the change-of-control and severance provisions applicable to our NEOs see “Employment Agreements” and “Potential Payments Upon Termination or Change of Control” below.

Determination of Executive Compensation
Role of Compensation Committee and Board of Directors.  We established a compensation committee of our board of directors in January 2009 to review and recommend to our full board of directors compensation for our executive officers, including our NEOs. Prior to that time, compensation decisions were reviewed and approved by our full board of directors, as part of the formation and start-up of KEYW. Since its formation, the compensation committee has been responsible for:

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
Assessment of Competitive Practices and Role of Compensation Consultant.  We believe that competitive compensation programs are critical in attracting, retaining and motivating the talent KEYW needs to achieve its stated objectives. In the third quarter of 2009, our board of directors engaged Grant Thornton LLP, (Grant), to assist the compensation committee in its assessment of the competitiveness of our executive compensation practices. Pursuant to its engagement, Grant completed a benchmarking analysis of total direct compensation for top executives and other key employees and made recommendations to management and the compensation committee regarding executive and key employee compensation. In addition, Grant assisted in the design of a new annual incentive plan and a new long-term incentive plan for KEYW executives and employees commencing in 2011. See “Components of Executive Compensation” below, for further discussion of our annual incentive and long-term incentive plans. Grant performed its work under the direction and authority of the board of directors and the compensation committee, with input from management.
In May 2011, our board of directors engaged Grant to complete a series of benchmark activities to understand changes to executive and independent director compensation practices since the last study was conducted in 2009 prior to going public.
In August 2012, our board of directors engaged Aon Hewitt, whom we refer to as the “Compensation Consultant”, to complete a series of benchmark activities to understand changes to executive and independent compensation practices since the last study was conducted in May 2011. The Compensation Consultant's benchmarking analysis was based on two distinct peer groups (Direct and Indirect Peers) which it developed jointly with executive management. We believe Direct Peers should serve as the primary reference point for evaluating the reasonableness of pay levels, while practices should be shaped by a broader index including Indirect Peers.
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
Components of Executive Compensation
The chart below lists and describes the elements currently included in our executive compensation program and summarizes our purpose in providing each such element. We did include annual cash incentives as a component of our executive compensation program for 2011, 2012 and 2013.

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
Retirement, Health, & Welfare Benefits
Includes benefits such as: (1) Health, dental and vision insurance; (2) Life and disability insurance; (3) Paid Time Off and Holidays; (4) Company 401(k) contributions and (5) Employee Stock Purchase Plan
These benefits are part of our broad-based total compensation program, available to all full-time employees of the Company.
Base Salary.  Base salary is intended to provide executives with a base level of regular income for performance of their essential duties and responsibilities. In general, base salaries for our NEOs are initially negotiated with the executive at the time the executive is hired, and reviewed annually by our compensation committee and board of directors, with input from our Chief Executive Officer (other than with respect to himself). In determining base salaries, we consider the executive’s qualifications and experience, salaries of executives in similar positions at comparable companies as described above under “Determination of Executive Compensation — Assessment of Competitive Practices and Role of Compensation Consultant,” and internal comparisons of the relative compensation paid to members of our executive team.
Annual Incentives.  Prior to January 2010, the Company did not have an annual incentive plan. Effective January 2010, we adopted the KEYW Annual Incentive Plan, which we refer to as the annual incentive plan, or AIP. In general, all of our employees may become eligible to participate in the AIP, with our Chief Executive Officer retaining discretion to determine which employees (other than executive officers whose eligibility is determined by the Compensation Committee) are included in the AIP on a year-to-year basis. Approval of the compensation committee is required with respect to the inclusion of any of our executive officers in the AIP. The AIP is intended to:

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
Under the AIP, annual incentive opportunities are established each year as a percentage of each eligible employee’s base salary. For our Chief Executive Officer and other executive officers, performance goals and incentive opportunities are generally recommended by the compensation committee and determined by the board of directors in the first quarter of the fiscal year to which the award relates. For our Chief Executive Officer and other executive officers, annual incentive payments under the AIP are tied to company-wide financial performance targets. In establishing the AIP, the compensation committee and the board of directors assessed that company-wide financial performance targets best gauge the performance of KEYW’s senior management team in growing short- and long-term stockholder value. For 2013, the compensation committee determined to set company-wide financial performance targets for our Chief Executive Officer and other executive officers based on the achievement of a combination of specified target revenue and specified target EBITDA, measured after giving effect to payments to employees under the AIP, which we refer to as the 2013 financial target. The board determines revenue and EBITDA growth rates and corresponding AIP target levels based on the economic environment, investor expectations, and contract activity. The levels are expected to be challenging but reachable. In particular, the compensation committee and the board of directors determined to weight achievement of the 2013 financial target 60% on the achievement of target revenue and 40% on the achievement of target EBITDA.
Annual incentive plan payouts for 2013 for our Chief Executive Officer and other executive officers were based on the extent to which actual revenue and EBITDA performance (weighted as described above) met the 2013 financial target, based on a sliding scale of performance. For our NEOs, actual revenue and EBITDA performance were required to achieve a minimum level of 90% of the 2013 financial target for awards to be paid under the AIP. For employees that are not executive officers, actual revenue and EBITDA performance were required to achieve a minimum level of either 80% or 90% of the 2013 financial target (or in the case of non-executive employees for which other performance targets were established, 80% or 90% of such other performance target), depending on the particular employee’s job title and position. For 2013, the Chief Executive Officer’s incentive opportunity ranged from 37.5% to 112.5% of base salary, with a target of 75% of base salary. For each other executive officer, his or her incentive opportunity ranged from 25% of base salary to 75% of base salary, with a target of 50% of base salary.
The following table sets forth the minimum, target and maximum annual incentive payments potentially payable to our Chief Executive Officer and our other executive officers based on the percentage achievement of the 2013 financial target. Chief Strategy Officer Jaehne was not eligible to participate in the 2013 AIP. The table is based on 2013 annual salaries.

	2013 Base Salary	Payment Level/Percentage Achievement of 2013 Financial Target
Name		Minimum/90%	Target/100%	Maximum/110%
Len Moodispaw	$500,011	$187,504	$375,008	$562,512
John Krobath	$280,010	$70,003	$140,005	$210,008
Mark Willard	$325,000	$81,250	$162,500	$243,750
Chris Fedde	$275,018	$68,755	$137,509	$206,264
Kim DeChello	$250,016	$62,504	$125,008	$187,512
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
Our compensation committee determined that for 2013, KEYW achieved actual revenue and EBITDA performance above the minimum payment level under the plan. Therefore, the compensation committee approved the payment of a bonus under the AIP to the CEO and other executive officers at an appropriate payment level for each NEO. See “Compensation Actions in 2014”, “Summary Compensation Table” and “Grants of Plan-Based Awards Table” herein.
Long-Term Incentives.  We believe that our executives should have a continuing stake in our long-term success. We believe that equity compensation is the best means of aligning the interests of our executives and employees to the interests of our stockholders and of incentivizing our executives and employees to contribute to the long-term growth of stockholder value. We require our executives to hold a significant equity interest in our Company. See "Stock Ownership Guidelines" herein.
In 2011 and 2012, we awarded stock options and restricted stock awards to our NEOs under The KEYW Holding Corporation 2009 Stock Incentive Plan (the 2009 Plan). In 2013, we awarded stock options and restricted stock awards to our NEOs under The KEYW Holding Corporation 2013 Stock Incentive Plan (the 2013 Plan). See “Executive Compensation — Grants of Plan-Based Awards Table” for a detailed description of equity awards made to our NEOs from 2011 to 2013 and “Executive Compensation — Equity Incentive Plans” for a detailed description of the 2008, 2009 and 2013 Plans.
Awards originally granted under the 2008 Plan, generally vest ratably on an annual basis over five years. In early 2009, the board of directors determined to modify the vesting of awards so as to have these awards vest ratably on an annual basis over three years with an initial 25% vesting immediately. The board of directors determined that such three-year vesting would be applied to future awards.
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
To date, we have only issued stock options and restricted stock under the LTIP, based on the board of directors’ and compensation committee’s review of competitive compensation practices conducted in 2012, 2011 and 2009.
These analyses included an analysis of the group of peer companies selected by the Compensation Consultant (as listed above) based on their relevance to our markets, size, and location and other market data to discern broader compensation trends in the market, as described above under “ Determination of Executive Compensation — Assessment of Competitive Practices and Role of Compensation Consultant.” We expect LTIP awards to be made in January or February of each year based on prior year performance.
Retirement, Health, & Welfare Benefits.  We operate in a competitive market for highly skilled technical and management staff who also hold high-level security clearances. As a result, our benefits programs must be competitive with those of our competitors since employees in our industry typically look at the complete compensation program being offered, including retirement, health and welfare benefits. Our benefits programs are available to all of our full-time employees and include health, dental and vision insurance, life insurance, disability insurance, paid time off, company contributions under our 401(k) plan and employee stock purchase plan. We believe that it is important to maintain a competitive benefits program that complements our salary structure and confirms the commitment we have to maintaining a rewarding and enjoyable work environment.
Employee Stock Purchase Plan
We adopted the Employee Stock Purchase Plan (the “ESPP”) on September 3, 2010. The ESPP offers a maximum of 5,000,000 million shares of Common Stock for purchase by employees (including NEOs) over the ten year life of the ESPP. Employees are able to purchase shares through accumulated payroll deductions at 85% of the fair market value of the shares based on the closing sales price of the shares on the purchase date, which will occur at the end of each fiscal quarter. Individual employees are limited to a maximum of 1,000 shares per quarter under the ESPP. The Company has elected to use open market purchases for all shares issued under the ESPP.

Compensation Actions in 2013
In the most recent shareholder vote on NEO compensation (known as Say on Pay) in 2011, the Company's shareholders approved our NEO compensation. The Compensation Committee considered this prior approval when determining 2013 compensation policies. As described above, the Compensation Consultant conducted a benchmarking analysis of total direct compensation for top executives and other key employees, which contained recommendations as to base salaries of our NEOs. On October 25, 2012, the Board of Directors at the recommendation of the Compensation Committee, approved the following base salaries, effective December 28, 2012 (for 2013 base salary), for the following executive officers of the Company:

Name/Title	2012 Base Salary	2013 Base Salary	Percentage Increase
Len Moodispaw President and Chief Executive Officer	$415,002	$500,011	20.48%
John Krobath Chief Financial Officer	$250,016	$280,010	12.00%
Mark Willard Chief Impact Officer	$300,019	$325,000	8.33%
Chris Fedde EVP, President - Hexis Cyber Solutions, Inc.	$—	$275,018	—%
Kim DeChello Chief Administrative Officer and Secretary	$225,014	$250,016	11.11%
Ed Jaehne Chief Strategy Officer	$210,018	$210,018	—%
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

(1)
The compensation committee approved a $466,875 bonus payment under the 2012 AIP for Mr. Moodispaw based on his performance and their confidence in him. Mr. Moodispaw declined $100,000 of the bonus and requested KEYW to make a charitable contribution with those funds. The Company complied with this request in 2013.

In February 2013, we issued LTIP grants to our NEOs totaling 65,500 restricted stock shares and non-qualified stock options to purchase 196,500 shares with a strike price of $11.27. The restricted stock cliff vests in February 2016 and the options have performance-based vesting based on attainment of financial performance goals: 50% in February 2014, 25% in February 2015 and 25% in February 2016. If performance is not met prior to first vesting, the options are canceled. The financial performance goal for February 2014 vesting of the stock options was met. Our inclusion of performance based options is evidence that we are focused on vehicles that reward executives based on both short-term performance and growing long-term shareholder value.

In February 2013, we issued restricted stock to 47 founding employees of KEYW for recognition of their continued service and loyalty going into our 5th year of business. That issuance included restricted stock to Kim DeChello and Mark Willard in the amount of 20,000 shares each.

On April 29, 2013, the Company appointed Chris Fedde as Executive Vice President and a Named Executive Officer. Mr. Fedde, age 62, most recently served as President and Chief Executive Officer of SafeNet, Inc. from May 2011 to December 2012. Mr. Fedde began his tenure at SafeNet in January 2001. Prior to that, Mr. Fedde served as Director of Secure Products at Harris Corporation from March 1992 to January 2001. Mr. Fedde received a B.S. in Electrical Engineering from the University of Iowa.

Mr. Fedde is entitled to an annual base salary in the amount of $275,000. Mr. Fedde will also be eligible to receive an annual cash bonus. Mr. Fedde’s eligible bonus payment for the calendar year 2013 was based on the Company’s achievement of certain performance objectives and company goals. Following his appointment, Mr. Fedde was granted a stock option for the purchase of 25,000 shares of the Company’s common stock and restricted stock of 10,000 shares of the Company’s common stock under the Company’s 2013 Stock Incentive Plan.

Compensation Actions in 2014
On January 31, 2014 AIP awards were paid to the NEOs based on the achievement of the 2013 financial targets above the minimum AIP payment level.

Payments were as follows:

NEO	Annual Incentive Plan (AIP) Performance Award	AIP Discretionary Award	Total
Len Moodispaw	$300,000	$—	$300,000
John Krobath	112,000	—	112,000
Mark Willard	140,000	—	140,000
Chris Fedde (1)	65,000	—	65,000
Kim DeChello	100,000	—	100,000

(1) Pro-rated due to partial year employment.

In February 2014, we issued LTIP grants to our NEOs totaling 75,000 restricted stock shares and non-qualified stock options to purchase 225,000 shares with a strike price of $17.11. The restricted stock cliff vests in February 2017 and the options have performance-based vesting based on attainment of financial performance goals: 50% in February 2015, 25% in February 2016 and 25% in February 2017. If performance is not met prior to first vesting, the options are canceled. Our inclusion of performance based options is evidence that we are focused on vehicles that reward executives based on both short-term performance and growing long-term shareholder value.

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

Stock Ownership Guidelines
In 2012 and 2013, a large percentage of the compensation provided to our executive officers and other key employees will be in the form of long-term incentive awards, which we believe are important to help further align our employees' interests with those of our stockholders. We expect this practice to continue going forward. The compensation committee believes that these awards will not encourage unnecessary or excessive risk taking since the ultimate value of the awards is tied to our stock price, and subject to long-term vesting schedules, to help ensure that employees have significant value tied to long-term stock price performance.

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

Compensation Committee Report
The Compensation Committee, which is composed solely of independent directors, assists the Board in fulfilling its responsibilities with regard to compensation matters, and is responsible under its charter for determining the compensation of KEYW’s executive officers. The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” section of this 2013 Annual Report on Form 10-K with management, including our CEO, Leonard E. Moodispaw, and our CFO, John E. Krobath. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the “Compensation Discussion and Analysis” section be included in KEYW’s 2013 Annual Report on Form 10-K for the year ended December 31, 2013.
Compensation Committee
Arthur L. Money
William I. Campbell
John G. Hannon

Summary Compensation Table
The following table sets forth the aggregate compensation awarded to, earned by, or paid to our Named Executive Officers (NEOs) in the last three fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(5)(6)	Option Awards ($)(5)(6)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)(7)		Total ($)
Len Moodispaw President and Chief Executive Officer	2013	496,742	—		281,750	364,693	300,000	(4)	85,478	(10)	1,528,663
	2012	415,002	—		111,150	61,318	366,875	(1)(4)	77,961		1,032,306
	2011	412,502	—		94,705	353,694	—	(2)	43,480		904,381

John Krobath Chief Financial Officer	2013	278,856	—		140,875	182,347	112,000	(4)	64,979	(11)	779,057
	2012	250,016	20,000	(3)	55,575	47,599	187,500	(4)	276,437		837,127
	2011	249,054	—		58,280	119,319	50,000	(4)	227,353		704,006

Mark Willard Chief Impact Officer	2013	324,039	—		366,275	182,347	140,000	(4)	80,015	(12)	1,092,676
	2012	293,288	—		55,575	77,617	225,000	(4)	85,789		737,269
	2011	273,671	—		58,280	127,841	50,000	(4)	59,708		569,500

Chris Fedde (8) EVP and President, Hexis Cyber Solutions, Inc.
	2013	174,530	—		133,500	130,679	65,000	(4)	28,919	(13)	532,628

Kim DeChello Chief Administrative Officer	2013	249,054	—		366,275	182,347	100,000	(4)	77,858	(14)	975,534
	2012	225,014	—		55,575	47,599	168,750	(4)	74,933		571,871
	2011	215,399	—		48,081	106,534	50,000	(4)	57,679		477,693

Ed Jaehne (9) Chief Strategy Officer	2013	210,018	—		33,810	—	—		65,733	(15)	309,561
	2012	210,018	—		22,230	44,758	78,750	(4)	76,051		431,807
	2011	206,169	—		29,140	63,921	25,000	(4)	48,454		372,684

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

(3)	The compensation committee approved a $20,000 bonus payment to Mr. Krobath for his performance for the successful secondary offering completed in September 2012.

(4)
On January 31, 2014 AIP awards were paid based on KEYW achievement of actual revenue and EBITDA performance above the minimum payment level under the plan. The compensation committee approved the payment of a bonus under the AIP to the CEO and other executive officers at an appropriate payment level for each NEO. See table titled "Payment Level/Percentage Achievement of 2013 Financial Target". On January 25, 2013 AIP awards were paid based on achievement of the applicable performance targets as determined by the compensation committee. On January 27, 2012 AIP awards were paid based on achievement of applicable performance targets of some subsidiaries. KEYW did not meet the minimum 2012 targets but the compensation committee, under their discretion provided by the plan, determined to award additional cash awards to the NEOs based on their individual performance on non-defined targets such as integration of all previous acquisitions.

(5)
Amounts reported in this column reflect the aggregate grant date fair value as calculated under FASB ASC Topic 718. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements and notes thereto which are included elsewhere in this Form 10-K for a description of the assumptions used in making these calculations.

(6)
Equity awards granted to our NEOs in 2011 and 2012 were issued under our 2009 Plan. Equity awards granted to our NEOs in 2013 were issued under our 2013 Plan. See “— Executive Compensation — Equity Incentive Plans” for a description of our 2008, 2009 and 2013 Plans.

(7)
Represents KEYW matching contributions under our 401(k), employee stock purchase plan discounts, paid time off (PTO) payouts of amounts over the accrual limits, premiums paid by KEYW for health, dental, vision, long-term care, life and disability insurance, as well as an expense allowance to cover miscellaneous non-travel business expenses. Except as described in footnotes (10 - 15) to the Summary Compensation Table, none of the benefits included in the “All Other Compensation” column above for any of our NEOs in 2013 exceeds the greater of $25,000 or 10% of the total amount of benefits for that NEO.

(8)	Mr. Fedde's employment commenced April 29, 2013.

(9)	Mr. Jaehne was an NEO through April 28, 2013.

(10)	Includes PTO payout of $50,948, the amount over the accrual limit, and expense allowance of $20,150.

(11)	Includes PTO payout of $11,637, the amount over the accrual limit, 401(k) matching contributions of $17,500 and expense allowance of $20,150.

(12)	Includes PTO payout of $22,881, the amount over the accrual limit, 401(k) matching contributions of $22,923 and expense allowance of $20,150.

(13)	Includes 401(k) matching contributions of $7,873 and expense allowance of $5,200.

(14)	Includes PTO payout of $28,420, the amount over the accrual limit, 401(k) matching contributions of $22,415 and expense allowance of $20,150.

(15)	Includes PTO payout of $12,116 the amount over the accrual limit, 401(k) matching contributions of $21,002 and expense allowance of $8,450.
Grants of Plan-Based Awards Table
The following table sets forth the incentive plan awards made to the NEOs during fiscal year 2013.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All other stock awards: Number of shares of stock or units (#) (3)	All other options awards: Number of securities underlying options (#)(4)	Exercise price of option awards ($/Sh)	Grant date fair value of stock and option awards ($)(5)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Len Moodispaw		187,504	375,008	562,512
	2/8/2013				—	—	100,000				646,443
John Krobath		70,003	140,005	210,008
	2/8/2013				—	—	50,000				323,222
Mark Willard		81,250	162,500	243,750
	2/8/2013						50,000				323,222
	2/8/2013				—	—	—	20,000			225,400
Chris Fedde		68,755	137,509	206,264
	5/1/2013							10,000	25,000	13.35	264,179
Kim DeChello		62,504	125,008	187,512
	2/8/2013				—	—	50,000				323,222
	2/8/2013							20,000			225,400
Ed Jaehne		—	—	—
	2/8/2013				—	—	3,000				33,810

(1)
Amounts in these columns show the range of payouts that was possible under the Company’s AIP based on performance during 2013, as described in the Compensation Discussion and Analysis section above. The actual bonus amounts that were paid in 2014 based on 2013 performance are shown in the Summary Compensation table above in the column titled “Non-Equity Incentive Plan Compensation”.

(2)
Amounts in these columns show the maximum number of shares that may vest pursuant to the LTIP awards made to the NEOs in 2013, as described in the Compensation Discussion and Analysis section above. The LTIP awards were as follows: Mr. Moodispaw: 25,000 shares of restricted stock and 75,000 non-qualified stock options; Mr. Krobath: 12,500 shares of restricted stock and 37,500 non-qualified stock options; Mr. Willard: 12,500 shares of restricted stock and 37,500 non-qualified stock options; Ms. DeChello: 12,500 shares of restricted stock and 37,500 non-qualified stock options; Mr. Jaehne: 3,000 shares of restricted stock. Each of the stock option awards was made at a strike price of $11.27. The restricted stock cliff vests in February 2016, and the options have performance-based vesting based on attainment of financial performance goals: 50% in February 2014, 25% in February 2015 and 25% in February 2016. If performance is not met prior to the first vesting, the options are canceled. The financial performance goals for the 2013 stock option grants were met and therefore the initial vesting occurred in February 2014.

(3)
Restricted stock granted in February 2013 to Mr. Willard and Ms. DeChello, part of restricted stock grants to 47 founding employees for recognition of their continued service and loyalty going into our 5th year of business and 10,000 shares granted to Mr. Fedde in May 2013.

(4)
Non-qualified stock option granted in May 2013 under the 2013 Plan. The award is scheduled to vest with respect to 25% of the award on grant date in each of 2013, 2014, 2015 and 2016 with a strike price of $13.35.

(5)
Amounts reported in this column reflect the aggregate grant date fair value as calculated under FASB ASC Topic 718. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto, which are included elsewhere in this Form 10-K, for a description of the assumptions used in making these calculations.

Outstanding Equity Awards at Fiscal Year End
The following table sets forth the equity awards outstanding as of the end of fiscal year 2013 held by each NEO.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($) *	Equity Incentive Plan Awards: Number of Unearned Shares, That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares Units or Other Rights That Have Not Vested ($) *
Len Moodispaw			75,000	11.27	2/7/2023 (1)	25,000	(12)	336,000
	22,500	22,500		10.00	2/7/2022 (2)	15,000	(13)	201,600
	62,250	20,750		14.57	1/30/2021 (3)	6,500	(14)	87,360
	75,000	—		5.50	10/15/2019 (4)
John Krobath			37,500	11.27	2/7/2023 (1)	12,500	(12)	168,000
	11,250	11,250		7.41	2/7/2022 (2)	7,500	(13)	100,800
	21,000	7,000		14.57	1/30/2021 (3)	4,000	(14)	53,760
	7,500	—		12.65	10/26/2020 (5)
	25,000	—		5.50	10/15/2019 (4)
	195,000	—		5.50	10/15/2019 (6)
	16,000	4,000		5.50	7/15/2019 (7)
Mark Willard			37,500	11.27	2/7/2023 (1)	12,500	(12)	168,000
	5,000	5,000		10.98	8/14/2022 (8)	7,500	(13)	100,800
	11,250	11,250		7.41	2/7/2022 (2)	4,000	(14)	53,760
	22,500	7,500		14.57	1/30/2021 (3)	20,000	(15)	268,800
	25,000	—		5.50	10/15/2019 (4)
Chris Fedde	6,250	18,750		13.35	4/30/2023 (9)	10,000	(16)	134,400
Kim DeChello			37,500	11.27	2/7/2023 (1)	12,500	(12)	168,000
	11,250	11,250		7.41	2/7/2022 (2)	7,500	(13)	100,800
	18,750	6,250		14.57	1/30/2021 (3)	3,300	(14)	44,352
	25,000	—		5.50	10/15/2019 (4)	20,000	(15)	268,800
Ed Jaehne	2,500	2,500		13.00	10/31/2022 (10)	3,000	(12)	40,320
	4,500	4,500		7.41	2/7/2022 (2)	3,000	(13)	40,320
	11,250	3,750		14.57	1/30/2021 (3)	2,000	(14)	26,880
	5,000	—		10.00	7/27/2020 (11)
	25,000	—		5.50	10/15/2019 (4)
	8,000	2,000		5.50	7/15/2019 (7)

*	Market value for this purpose is determined based on the number of shares outstanding multiplied by our stock price of $13.44 on December 31, 2013, less any award price per share.

Vesting Schedule for Outstanding Stock Options and Unvested Restricted Stock

Note    Grant Date    Incremental Vesting Dates
(1)    02/8/13    50% on 2/8/14 based on performance achievements being met; 25% on 2/8/15 and 25% on 2/8/16
(2)    02/8/12    50% on 2/8/13 based on performance achievements being met; 25% on 2/8/14 and 25% on 2/8/15
(3)    1/31/11    25% on 1/31/11; 25% annually for next 3 years

(4)    10/16/09    25% on 10/16/10; 25% annually for next 3 years
(5)    10/27/10    25% on 10/27/10; 25% annually for next 3 years
(6)    10/16/09    1/3 on 10/16/10; 1/3 annually for next 2 years
(7)    7/16/09    20% on 7/16/10; 20% annually for next 4 years
(8)    8/15/12    25% on 8/15/12; 25% annually for next 3 years
(9)    5/1/13    25% on 5/1/13; 25% annually for next 3 years
(10)    11/1/12    25% on 11/1/12; 25% annually for next 3 years
(11)    7/28/10    25% on 7/28/10; 25% annually for next 3 years
(12)    2/8/13    Full vesting on 2/8/16
(13)    2/8/12    Full vesting on 2/8/15
(14)    1/31/11    Full vesting on 1/31/14
(15)    2/8/13    Full vesting on 2/8/16
(16)    5/1/13    Full vesting on 5/1/16
Option Exercises and Stock Vested at Fiscal Year End
No stock options were exercised and no vesting of restricted stock awards occurred during 2013 for any of our NEOs. All unvested restricted stock awards cliff vest in three years from date of award.
Employment Agreements
We previously entered into employment agreements with five of our NEOs. Each agreement provided for retention of the NEO for an employment term continuing through August 3, 2012, which we refer to as the “guaranteed employment term.” In addition, each agreement provided that if we terminate the employment of the NEO without “cause” or for “disability” prior to the expiration of the guaranteed employment term, the NEO was entitled to receive compensation and benefits otherwise payable to him or her through the later to occur of August 3, 2012 or the last day of actual employment, whichever is greater. Pursuant to these employment agreements, upon the expiration of the guaranteed employment term, an NEO's employment is converted to “at-will” employment and the NEO is no longer entitled to any severance payments under the employment agreement. Payment and benefit levels were not based on independent competitive analysis but represent what we believed to be reasonable protections. Severance and change-in-control protections provided for in the employment agreements were not considered when making decisions on compensation elements as those protections were provided specifically to attract and retain executive management and provide certainty of employment and the opportunity to benefit from long-term appreciation in equity value during KEYW's initial growth.

On March 12, 2012 we entered into amended employment agreements with the following NEOs: Len Moodispaw, John Krobath, Mark Willard and Kim DeChello. Mr. Jaehne's employment agreement was not amended and expired on August 3, 2012. The amendments changed the guaranteed employment term which ran through August 2012 by extending the term date to February 28, 2014. An evergreen clause was added to allow automatic extensions for successive additional years unless the Company notifies the employee in writing that the employment period will not be extended. The amendments also state that applicable payments for change of control (discussed below) will be within sixty (60) days of the occurrence of the triggering event. The compensation committee determined it was in the Company's best interest to enter into these amendments in order to retain the current NEOs as well as establish the evergreen feature for future agreements to attract and retain senior management, since it is common market practice to include such a feature. The amended agreements give the Company flexibility by having shorter rolling term agreements that can be terminated annually versus the longer commitments with fixed terms. No termination of any NEO employment agreement was enacted prior to February 28, 2014, and therefore each of the NEO employment agreement's currently have a term extending to February 28, 2016 (subject to automatic extensions as described above).

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

Specifically, the agreements provide that upon a change of control, the following occurs:

1)
CEO - The CEO is entitled to receive a cash payment in an amount equal to three (3) times (the total of the CEO's current base salary plus the greater of (the total cash bonuses paid during the last 24 months divided by two (2) or (current year's target annual incentive opportunity)). If employment is terminated within one (1) year following the change-in-control, the CEO will be entitled to receive compensation and severance benefits for the remainder of the guaranteed employment period or for twelve (12) months, whichever is greater. This qualifying termination is if the Company terminates the CEO without cause or termination is at-will by the CEO for “good reason” (as defined in the agreement). The CEO will continue to have health care, dental, disability or life insurance benefits for three years following the change-of-control. Further, subject to any overriding laws, the Company shall not be required to provide health care, dental, disability or life insurance benefits otherwise receivable by the CEO if the CEO is actually covered or becomes covered by an equivalent benefit (at the same or lesser cost to the CEO, if any) from another source. Any such benefit made available to the CEO shall be reported to the Company. Stock options will remain exercisable for a period of one (1) year following termination, and any outstanding equity awards shall vest immediately upon the change-of-control. The Company will provide a gross-up payment if payments exceed the IRS “safe harbor” limit by more than 10%. To the extent payments are less than or equal to 10% of the safe harbor, then payments are reduced to the safe harbor amount to avoid any excise tax liability.

2)
NEOs, other than the CEO - The NEO is entitled to receive a cash payment in an amount equal to two (2) times the (total of the executive's current base salary plus the greater of (the total cash bonuses paid during the last 24 months divided by two (2) or (current year's target annual incentive opportunity)). If employment is terminated within one (1) year following the change-in-control, the executive will be entitled to receive compensation and severance benefits for the remainder of the guaranteed period or for twelve (12) months, whichever is greater. This qualifying termination is if the Company terminates the executive without cause or the termination at-will by the executive for “good reason” (as defined in the agreement). The executive will continue to have health care, dental, disability or life insurance benefits for three years following the change-of-control. Further, subject to any overriding laws, the Company shall not be required to provide health care, dental, disability or life insurance benefits otherwise receivable by the executive if the executive is actually covered or becomes covered by an equivalent benefit (at the same or lesser cost to the executive, if any) from another source. Any such benefit made available to the executive shall be reported to the Company. Stock options will remain exercisable for a period of one (1) year following termination, and any outstanding equity awards shall vest immediately upon the change-of-control. The Company will provide a gross-up payment if payments exceed the IRS “safe harbor” limit by more than 10%. To the extent payments are less than or equal to 10% of the safe harbor, then payments are reduced to the safe harbor amount to avoid any excise tax liability.

The right of NEOs under current employment agreements to receive payment upon a change of control is commonly referred to as a “single trigger” payment right (i.e., the NEO's employment does not have to be terminated following the change of control for the executive to receive the cash payment). The board of directors and compensation committee considered the inclusion of a single trigger payment mechanism upon a change of control as part of the full package of benefits contained in the NEOs employment agreements. The board of directors and compensation committee believed that it was important for KEYW, in attracting and retaining executive management that it provided certainty of employment and the opportunity to benefit from long-term appreciation in equity value during KEYW's initial growth. The single-trigger commitments were made to a few executives at or near KEYW's founding because they had recently experienced an acquisition, and will remain, but no new “single trigger” agreements will be made in the future. There has been considerable consolidation of companies within our industry and attracting high-level management can be difficult in that environment. Accordingly, as described above, the employment agreements provide some NEOs with a guaranteed employment term, currently through February 28, 2016. If KEYW is acquired in a change of control prior to February 28, 2016, the board of directors and compensation committee believe it is important these NEOs be compensated for the termination of their guaranteed employment term and for potentially foregoing the long-term appreciation in equity value that they might realize if the company were to continue operating independently until February 28, 2016. By providing that the executive is paid on a change of control regardless of whether the executive has been terminated or demoted or has otherwise experienced any diminution in compensation or duties, the board of directors believes that it is providing its NEOs with a reasonable and desirable level of financial security in the event that we experience a change-of-control prior to February 28, 2016.

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

Our NEO employment agreements allow for executives to terminate their employment at will, given certain notice period requirements. This requirement does not change with a change of control, nor does the employment agreement terminate in conjunction with a change in control payment. The payment is simply a term within the context of the larger agreement and the remaining terms of the agreement remain in effect. We have established, and the executives currently maintain, above average ownership requirements for our senior executives who have single trigger clauses in their contracts. This level of ownership aligns shareholder and executive interests with respect to transactions that could trigger the change in control clauses. The value of the change in control payments is less than the amount of individual equity the executives have in the company. Lastly, the amount of our single trigger change in control payments is not significant.

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

The agreements contain the following specific terms for each 2013 NEO set forth below:

Len Moodispaw. Mr. Moodispaw's employment agreement provides for his employment as President and Chief Executive Officer during the employment period. Under his employment agreement, Mr. Moodispaw is entitled to a base salary, which was increased by the Board to $500,011 in 2013. The board of directors, may from time to time alter his base salary. In addition, Mr. Moodispaw is entitled to certain benefits, including vacation, health insurance and other insurance benefits.

John Krobath. Mr. Krobath's employment agreement provides for his employment as Executive Vice President, Chief Financial Officer during the employment period. Under his employment agreement, Mr. Krobath is entitled to a base salary, which was increased by the Board to $280,010 in 2013. The board of directors, may from time to time alter his base salary. In addition, Mr. Krobath is entitled to certain benefits, including vacation, health insurance and other insurance benefits.

Mark Willard. Mr. Willard's employment agreement provides for his employment as Executive Vice President during the employment period. Under his employment agreement, Mr. Willard is entitled to a base salary, which was increased by the Board to $325,000 in 2013. The board of directors, may from time to time alter his base salary. In addition, Mr. Willard is entitled to certain benefits, including vacation, health insurance and other insurance benefits.

Kim DeChello. Ms. DeChello's employment agreement provides for her employment as Executive Vice President, Secretary during the employment period. Under her employment agreement, Ms. DeChello is entitled to a base salary, which was increased by the Board to $250,016 in 2013. The board of directors, may from time to time alter her base salary. In addition, Ms. DeChello is entitled to certain benefits, including vacation, health insurance and other insurance benefits.

In June 2012, the Company entered into amended employment agreements for the followings NEOs: Len Moodispaw, John Krobath, Mark Willard and Kim DeChello. The amended agreements added clawback provisions and changed the Internal Revenue Code Section 280G excise tax gross-up provision to a “Best Net” provision as summarized below:

Clawback Provision
The clawback provision provides that any performance based compensation paid or payable to the executive pursuant to his/her employment agreement or any other agreement or arrangement with the Company which is subject to recovery under any law, government regulation, order or stock exchange listing requirement, will be subject to deductions and clawback (recovery). If the financial statements of the Company are restated for any reason other than for accounting changes that require retrospective treatment or other external reasons not attributable to the Company and its compilation of the financial statements, any cash awards paid to the executives based on the financial statements will be recalculated based on the restated financial statements and the affected executives will have their compensation adjusted. If the compensation is reduced, the executive will be responsible for repaying the difference and if the compensation is increased, the Company will pay that additional compensation. In the case of equity awards, any shares issued in excess of the amounts calculated in the restatement will be returned to the Company if possible. If the shares have already been disposed of at the time of the restatement, the awardee will return the proceeds from the sale to the Company. If the shares have been gifted or otherwise transferred, then an equal number of shares will be returned to the Company.

The clawback period extends for three years from the date of award payment. Each applicable executive specifically authorized the Company to withhold from their future wages any amounts that may become due under the clawback provision. The clawback provision survives termination of each applicable employment agreement for a period of two years.

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
Potential Payments Upon Termination or Change of Control
The employment agreements for our NEOs, described above, have certain provisions that provide for payments to them (a) in the event of the termination of their respective employment without "cause" (as defined in the agreements) and (b) upon a "change of control" (as defined in the agreements). Upon the occurrence of a "change of control", KEYW or its successor in interest shall pay to the NEO in immediately available funds a cash payment based on the terms of their respective employment agreements. In the event the NEO's employment is terminated solely by the Company without "cause", or due to the NEO's disability, the Company shall pay to the NEO the compensation and benefits otherwise payable to him through the last day of his actual employment by the Company or through the remainder of his employment period, whichever is greater. These payments are conditioned on execution of a waiver and release agreement and shall be paid within ten days after the release becomes effective and such revocation rights have lapsed.

In addition, our 2008 and 2009 equity plans provide that, upon a change of control (as defined in our 2008 Plan and 2009 Plan), our board of directors may elect to cause all outstanding shares of restricted stock and all outstanding stock options awarded under the 2008 Plan and 2009 Plan to become immediately exercisable for a period of fifteen days prior to the scheduled consummation of the change of control. Under our 2013 Stock Incentive Plan, our board of directors may (i) elect to cause all outstanding shares of restricted stock and all outstanding stock options awarded under the 2013 Stock Incentive Plan to become immediately exercisable for a period of fifteen days prior to the scheduled consummation of the change of control or (ii) elect to cancel any outstanding awards and pay or deliver, or cause to be paid or delivered, an amount in cash or securities having a value equal to the product of the "Grant Shares" (as defined in the 2013 Plan) multiplied by the amount, if any, by which (I) the formula or fixed price per share paid to holders of shares of stock pursuant to such transaction exceeds (II) the option price applicable to such Grant Shares. See “Executive Compensation — Equity Incentive Plans” for a detailed description of the terms of our equity incentive plans.
The following table sets forth the Company’s estimated payment obligations under the NEO employment agreements that would arise in the event of (i) the termination of the NEO’s employment without cause or (ii) a change of control of KEYW. The estimated payments assume that the relevant termination or change of control occurred as of December 31, 2013, using the price of our common stock as of December 31, 2013, which was $13.44 per share.

	TERMINATION WITHOUT CAUSE			CHANGE-OF-CONTROL
	Severance Pay ($)(1)	Welfare Benefits Continuation ($)(1)	Total ($)	Cash Payment ($)(2)	Accelerated Vesting of Stock Options ($)(3)(4)	Accelerated Vesting of Restricted Stock ($)(3)(4)	Total ($)
Len Moodispaw	1,115,902	34,389	1,150,291	2,625,058	240,150	624,960	3,490,168
John Krobath	623,431	33,149	656,580	840,029	180,973	322,560	1,343,562
Mark Willard	721,257	33,698	754,955	975,000	161,513	591,360	1,727,873
Kim DeChello	556,532	13,834	570,366	750,048	149,213	581,952	1,481,213

(1)	See “Executive Compensation — Employment Agreements” above for a description of the severance payment and benefits continuation that would be payable to the NEO upon termination without cause.

(2)	See “Executive Compensation — Employment Agreements” above for a description of the calculation of the cash payment owed to an NEO upon a change of control.

(3)
Assumes full vesting of stock options and restricted stock awards in connection with a change of control. See “Executive Compensation — Equity Incentive Plans” below for a description of the potential acceleration of stock options and restricted stock awards in connection with a change of control.

(4)	Calculated based on our common stock share price of $13.44 as of December 31, 2013.

Equity Incentive Plans
2008 Stock Incentive Plan
Overview.  The KEYW Corporation 2008 Stock Incentive Plan (which we refer to as our 2008 Stock Incentive Plan, or 2008 Plan) was adopted by our wholly-owned subsidiary, The KEYW Corporation, on July 31, 2008 (inception). Pursuant to a corporate restructuring, we assumed the 2008 Plan and the awards thereunder from The KEYW Corporation, in December 2009. The purpose of the 2008 Plan is to enhance our ability to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate such persons to serve KEYW and to expend maximum effort to improve the business results and earnings of KEYW, by providing to such persons an opportunity to acquire or increase a direct proprietary interest in the operations and future success of KEYW. Under the 2008 Plan, 1,000,000 shares of our common stock were reserved for issuance as potential awards under the plan. As of December 31, 2013, options to purchase 436,150 shares of our common stock were outstanding under the 2008 Plan and 322,500 shares of restricted stock were outstanding under the 2008 Plan.
In general, options and restricted shares awarded under the 2008 Plan are subject to vesting over a five-year period beginning on the grant date, except for grants of stock options in an amount less than 1,000 shares. These awards vest over a three-year period.
As of December 31, 2013, outstanding options under the 2008 Plan had a weighted average exercise price of $5.40 per share, and had expiration dates ranging from October 2, 2018 to December 29, 2019. In connection with the adoption of our 2009 Plan (described below), we ceased making awards under the 2008 Plan, and no additional shares are reserved for new grants under the 2008 Plan. The 2008 Plan remains in effect, however, with respect to awards outstanding under the plan.
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
2009 Stock Incentive Plan
Overview.  The KEYW Holding Corporation 2009 Stock Incentive Plan (which we refer to as our 2009 Stock Incentive Plan, or the 2009 Plan), was adopted on December 29, 2009. As with our 2008 Plan, the purpose of the 2009 Plan is to enhance our ability to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate such persons to serve KEYW and to expend maximum effort to improve the business results and earnings of KEYW, by providing to such persons an opportunity to acquire or increase a direct proprietary interest in the operations and future success of KEYW. The 2009 Plan provides for the grant of stock options (in the form of either incentive stock options or non-qualified stock options), restricted stock, and restricted stock units (RSUs). Awards may be made under the 2009 Plan to any employee, officer, or director of KEYW or, except for incentive stock options, to any consultant or adviser currently providing services to KEYW. Under the 2009 Plan, 12,000,000 shares of our common stock were reserved for issuance under the plan; provided, however, that awards will not be granted in excess of 12% of our total issued and outstanding common stock at any given time. Of the total shares reserved under the plan, as of December 31, 2013, non-qualified stock options for 1,996,124 shares of our common stock were outstanding and 449,450 shares of restricted stock were outstanding under the 2009 Plan. No RSUs or incentive stock options have been issued under the 2009 Plan. As of December 31, 2013, outstanding options under the 2009 Plan had a weighted average exercise price of $10.99 per share and had expiration dates ranging from December 29, 2019 to December 30, 2022. In connection with the adoption of our 2013 Plan (described below), we ceased making awards under the 2009 Plan, and no additional shares are reserved for new grants under the 2009 Plan. The 2009 Plan remains in effect, however, with respect to awards outstanding under the plan.
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
The exercise price per share for each option granted under the 2009 Plan could not be less than 100%, or 110% in the case of an incentive stock option granted to a 10% stockholder, of the fair market value of the common stock on the option grant date. Prior to our IPO, fair market value was determined in good faith by our board of directors or compensation committee in a manner consistent with Section 409A of the Internal Revenue Code. After the offering, for so long as the common stock is listed on the NASDAQ, the fair market value of the common stock was the closing price of the common stock as reported on the NASDAQ on the option grant date.
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
2013 Stock Incentive Plan
The principal terms of the 2013 Stock Incentive Plan (which we refer to as our 2013 Stock Incentive Plan, or the 2013 Plan) are summarized below. The following summary is qualified in its entirety by the full text of the 2013 Stock Incentive Plan. This Plan became effective on January 1, 2013 and replaces the 2009 Plan. Under the 2013 Plan, 2,000,000 shares of our common stock are reserved for issuance under the plan. Of the total shares reserved under the plan, as of December 31, 2013, non-qualified stock options for 454,400 shares of our common stock were outstanding and 248,500 shares of restricted stock were outstanding under the 2013 Plan. No RSUs or incentive stock options have been issued under the 2013 Plan. As of December 31, 2013, outstanding options under the 2013 Plan had a weighted average exercise price of $12.16 per share and had expiration dates ranging from January 31, 2023 to December 30, 2023.

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

Effective Data and Term
The 2013 Plan became effective as of January 1, 2013, was approved by the Company's board of directors on May 2, 2012 and was approved by the Company's stockholders on August 15, 2012.

The Plan will terminate automatically on December 31, 2022 (10 years from the effective date) and may be terminated on any earlier date as provided in the Plan.

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

Options
The option price of each option will be fixed by the Board and stated in the award agreement evidencing such option. The option price will not be less than the fair market value on the grant date of a share of stock; provided, however, that in the event that a grantee is a beneficial holder of more than ten percent of our common stock, the option price of an incentive stock option granted to such grantee will be not less than one hundred ten percent (110%) of the fair market value of a share of common stock on the grant date.

Subject to the terms of the Plan, each option granted under the Plan will become exercisable at such times and under such conditions as will be determined by the Board and stated in the award agreement.

The Board may provide, for example, in the award agreement for (i) accelerated exercisability of the option in the event the grantee's service terminates on account of death, disability (as defined in the Plan) or another event, (ii) expiration of the option prior to its term in the event of the termination of the grantee's service to the Company, (iii) immediate forfeiture of the option in the event the grantee's service is terminated for "Cause" (as defined in the Plan) or (iv) unvested options to be exercised subject to the Company's right of repurchase with respect to unvested shares of stock.

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

Change of Control
Subject to certain exceptions upon the occurrence of a change of control either of the following two actions will be taken:

(i) fifteen days prior to the scheduled consummation of a change of control, all shares of restricted stock and stock units will become immediately vested and all options outstanding hereunder will become immediately exercisable unless otherwise specified in any executed executive agreements and will remain exercisable for a period of fifteen days, or

(ii) the Board may elect, in its sole discretion, to cancel any outstanding awards and pay or deliver, or cause to be paid or delivered, to the holder thereof an amount in cash or securities having a value (as determined by the Board acting in good faith) equal to the product of the number of shares of stock subject to the award multiplied by the amount, if any, by which (I) the formula or fixed price per share paid to holders of shares of stock pursuant to such transaction exceeds (II) the option price applicable to such grant shares.

With respect to the Company's establishment of an exercise window, (i) any exercise of an option during such period will be conditioned upon the consummation of the event and will be effective only immediately before the consummation of the event, and (ii) upon consummation of any change of control, the Plan and all outstanding but unexercised options will terminate.

These above terms will not apply to any change of control to the extent that provision is made in writing in connection with such change of control for the assumption or continuation of the options, stock units or shares of restricted stock theretofore granted, or for the substitution for such awards for new common stock options, stock units or new shares of restricted stock relating to the stock of a successor entity, or a parent or subsidiary thereof, with appropriate adjustments as to the number of shares (disregarding any consideration that is not common stock) and option prices, in which event the awards theretofore granted will continue in the manner and under the terms so provided. In the event a grantee's award is assumed, continued or substituted upon the consummation of any change of control and their employment is terminated without cause within one year following the consummation of such change of control, the grantee's award will be fully vested and may be exercised in full, to the extent applicable, for the period set forth in the grantee's award agreement or for such longer period as the Plan committee may determine.

New Plan Benefits
Future benefits under the Plan generally will be granted at the discretion of the Board and are therefore not currently determinable.
Non-Plan Awards
Grants Made Outside of the 2008 Plan and 2009 Plan.  On October 16, 2009, Mr. Krobath was awarded options to purchase 195,000 shares of common stock outside of the 2008 Plan pursuant to a Non-Qualified Stock Option Agreement. The options, which vest ratably on an annual basis over three years with the first vesting on October 16, 2010 and expire on October 15, 2019, have a per share exercise price of $5.50. In addition, on December 2, 2009, our original five NEOs received restricted stock awards pursuant to Restricted Stock Agreements with each grantee, such awards totaling 27,500 restricted shares. These shares of restricted stock cliff vested on December 2, 2012. On July 31, 2008, our original five NEOs received restricted stock awards pursuant to Restricted Stock Agreements with each grantee, such awards totaling 374,900 restricted shares. These shares vest 20% on grant date and then the next four anniversaries of the grant date. In 2012 and 2013, no options or restricted stock were issued as Non-Plan awards.
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
Restricted Stock Units.  There are no immediate tax consequences of receiving an award of restricted stock units under the 2009 Plan or stock units under our 2013 Plan. A grantee who is awarded such stock units will be required to recognize ordinary income in an amount equal to the fair market value of shares issued to such grantee at the end of the restriction period or, if later, the payment date. We will generally be entitled to a business expense deduction in the same amount and generally at the same time as the grantee recognizes ordinary income.

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
In 2011, the board of directors and the compensation committee approved the following non-employee director cash compensation levels, which continued to apply to director compensation paid in 2013:

•	Annual retainer of $30,000 for board service;

•	Audit committee chairperson retainer of $10,000;

•	Compensation committee chairperson retainer of $5,000;

•	Ethics committee chairperson retainer of $5,000; and

•	Nominating and corporate governance committee chairperson retainer of $5,000.
The table below summarizes the compensation paid by KEYW to non-employee directors for the fiscal year ended December 31, 2013.

Director Name	Fees Earned or Paid in Cash ($)		Stock Awards ($) (4)	Option Awards ($) (4)	Total ($)
Deborah Bonanni (1)	22,500		33,375	117,611	173,486
Bill Campbell	22,500		33,810	40,617	96,927
Pierre Chao	30,000		33,810	40,617	104,427
John Hannon	—	(2)	—	—	—
Ken Minihan	30,000		33,810	40,617	104,427
Art Money	38,000	(3)	33,810	40,617	112,427
Caroline Pisano	40,000		33,810	40,617	114,427
(1) Ms. Bonanni joined the Board in April 2013.
(2) Mr. Hannon declined receiving Board Fees.
(3) Of this amount, $3,000 was for Board Fees to attend the Advisory Board meetings.
(4) Amounts reported in this column reflect the aggregate grant date fair value as calculated under FASB ASC Topic 718. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements and notes thereto which are included elsewhere in this Form 10-K for a description of the assumptions used in making these calculations. Each director was awarded 3,000 shares of restricted stock and 9,000 shares of stock options (granted 2/8/2013) except for Ms. Bonanni who received 2,500 shares of restricted stock and 22,500 shares of stock options (granted 5/1/2013). Mr. Hannon declined any awards.

The non-employee directors held the following numbers of stock options and unvested restricted stock as of December 31, 2013.

Director Name	Stock Options Outstanding	Unvested Restricted Stock Awards
Deborah Bonanni (1)	22,500	2,500
Bill Campbell	31,500	5,500
Pierre Chao	31,500	5,500
John Hannon	—	—
Ken Minihan	41,500	5,500
Art Money	41,500	5,500
Caroline Pisano	9,000	3,000
(1) Ms. Bonanni joined the Board in April 2013.
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
Security Ownership of Certain Beneficial Owners and Management
The following table and accompanying notes set forth as of February 24, 2014, information with respect to the beneficial ownership of the Company’s Common Stock, $0.001 par value per share by (i) each person or group who beneficially owns more than 5% of the Common Stock, (ii) each of the directors of the Company, (iii) each of the officers of the Company named in the Summary Compensation Table, and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated by footnote, the nature of all beneficial ownership is direct.

Name and Address of Beneficial Owner*	Amount and Nature of Beneficial Ownership	Percent of Class(1)
5% Owners
AllianceBernstein LP (2)	1,942,461	5.2%
Baron Capital Group, Inc. and related parties (3)	1,958,470	5.3%
BlackRock, Inc. (4)	2,622,090	7.0%
Capital Research Global Investors (5)	3,586,400	9.6%
FMR, LLC (6)	5,514,514	14.8%
The Hannon Family LLC and related parties (7)	2,250,000	5.9%
Oak Ridge Investments, LLC (8)	2,337,618	6.3%
Vedanta Opportunities Fund, L.P. and related parties (9)	1,969,092	5.2%
Executive Officers and Directors
Len Moodispaw (10)	1,088,500	2.9%
John Krobath (11)	430,757	1.1%
Mark Willard (12)	276,125	**
Chris Fedde (13)	28,750	**
Kim DeChello (14)	268,824	**
Ed Jaehne (15)	84,118	**
Deborah Bonanni (16)	13,375	**
Bill Campbell (17)	56,887	**
Pierre Chao (18)	29,000	**
John Hannon (19)	561,369	1.5%
Ken Minihan (20)	50,000	**
Art Money (21)	54,743	**
Caroline Pisano (22)	1,282,980	3.4%
All Directors and Executive Officers as a Group (13 persons) (23)	4,225,428	10.8%

*	The address of all directors and executive officers is c/o The KEYW Holding Corporation, 7740 Milestone Parkway, Suite 400, Hanover, MD 21076.
**	Less than 1%.
(1)
The percentages are calculated on the basis of 37,261,492 shares outstanding as of February 24, 2014 plus, for each person listed, securities deemed outstanding pursuant to Rule 13d-3(d)(1) under the Exchange Act. All restricted stock regardless of vesting status is included since these shares have voting rights.

(2)
Based solely on a Schedule 13G/A filed with the SEC on February 10, 2014 by AllianceBernstein LP. Principal Business Office address is 1345 Avenue of the Americas, New York, NY 10105. The report states that Allicance Berstein has sole voting power over 1,627,042 shares, sole dispositive power over 1,866,362 shares and shared voting power over 76,099 shares.

(3)
Based solely on a Schedule 13G/A filed with the SEC on February 14, 2014 by Baron Capital Group, Inc., BAMCO, Inc., Baron Small Cap Fund and Ronald Baron. Principal Business Office address is 767 Fifth Avenue, 49th Floor, New York, NY 10153. The report states that each of Baron Capital Group, BAMCO and Ronald Baron are shared voting and dispositive power over all 1,958,470 shares, and that Baron Small Cap Fund has shared voting and dispositive power over 1,950,000 shares.

(4)
Based solely on a Schedule 13G filed with the SEC on January 29, 2014 by BlackRock, Inc. on behalf of BlackRock and certain of its subsidiaries. Principal Business Office address is 40 East 52nd Street, New York, NY 10022. The report states that BlackRock has sole voting power over 2,484,770 shares and sole dispositive power over 2,622,090 shares.

(5)	Based solely on a Schedule 13G filed with the SEC on February 13, 2014 by Capital Research Global Investors. Principal Business Office address is 333 South Hope Street, Los Angeles, CA 90071.
(6)
Based solely on a Schedule 13G filed with the SEC on February 14, 2014 by FMR, LLC on behalf of itself and Edward C. Johnson, 3rd.. Principal Business Office address is 245 Summer Street, Boston MD 02210. The report states that FMR has sole voting power over 54,740 shares and each of FMR and Mr. Johnson (by virtue of his control over FMR and affiliated entities) has sole dispositive power over all 5,514,514 shares.

(7)
Based solely on a Schedule 13G/A filed with the SEC on February 14, 2014, by The Hannon Family LLC, Glenn A. Hannon, Natalie R. Hannon Kizer and Nichole Potee. Principal Business Office address is 4416 East West Highway, Bethesda, MD 20814. The report states that The Hannon Family LLC has sole voting and dispositive power over all 2,250,000 shares. Glenn Hannon has sole voting and dispositive power over 96,127 shares and shared voting and dispositive power over 2,250,000 shares. Natalie R. Hannon Kizer has sole voting and dispositive power over 72,015 shares and shared voting and dispositive power over 2,250,000 shares. Nichole Potee has sole voting and dispositive power over 41,669 shares and shared voting and dispositive power over 2,250,000 shares.

(8)
Based solely on a Schedule 13G/A filed with the SEC on February 3, 2014 by Oak Ridge Investments, LLC. Principal Business Office address is 10 South LaSalle Street, Suite 1900, Chicago, IL 60603. Shares reported on this Schedule 13G are owned by a collective investment vehicle which is sub-advised by Oak Ridge Investments, LLC. The investment advisor for which Oak Ridge Investments, LLC serves as sub-advisor is Pioneer Investment Management, Inc. As a result, Oak Ridge Investments, LLC has shared power to dispose or to direct the disposition of the Shares indicated above. Oak Ridge Investments, LLC disclaims beneficial ownership of the shares reflected in this Schedule 13G except to the extent of its pecuniary interest therein, if any. The report states that Oak Ridge has sole voting power over 450,280 shares, sole dispositive power over 520,025 shares and shared dispositive power over 1,817,593 shares.

(9)
Based on a Schedule 13G filed with the SEC on January 18, 2011 by Vedanta Opportunities Fund, L.P., Vedanta Associates, L.P., Vedanta Partners, LLC, Alessandro Piol and Parag Saxena. Principal Business Office address is 540 Madison Avenue, 38th Floor, New York, NY 10022.

(10)
Of the shares shown as beneficially owned, 219,250 are owned directly by Mr. Moodispaw, 30,000 are held jointly with his spouse, 65,000 are unvested restricted stock, 145,000 represent presently exercisable rights to acquire common stock through warrants, and 229,250 represent presently exercisable rights to acquire common stock through stock options. Shares deemed to be beneficially owned by Mr. Moodispaw include 400,000 shares of common stock held by The Leonard E. Moodispaw 2013 Grantor Retained Annuity Trust . Mr. Moodispaw has voting and dispositive power over the shares beneficially owned by the trust. Mr. Moodispaw disclaims beneficial ownership of the shares held by the trust except to the extent of his pecuniary interest therein.

(11)
Of the shares shown as beneficially owned, 85,382 are owned directly by Mr. Krobath, 32,500 are unvested restricted stock, 5,750 represent presently exercisable rights to acquire common stock through warrants, and 307,125 represent presently exercisable rights to acquire common stock through stock options.

(12)
Of the shares shown as beneficially owned, 128,000 are owned directly by Mr. Willard, 52,500 are unvested restricted stock, and 95,625 represent presently exercisable rights to acquire common stock through stock options.

(13)	Of the shares shown as beneficially owned by Mr. Fedde, 22,500 are unvested restricted stock, and 6,250 represent presently exercisable rights to acquire common stock through stock options.
(14)
Of the shares shown as beneficially owned, 130,699 are owned directly by Ms. DeChello, 52,500 are unvested restricted stock, and 85,625 represent presently exercisable rights to acquire common stock through stock options.

(15)
Of the shares shown as beneficially owned, 15,868 are owned directly by Mr. Jaehne, 6,000 are unvested restricted stock, and 62,250 represent presently exercisable rights to acquire common stock through stock options.

(16)	Of the shares shown as beneficially owned by Ms. Bonanni, 5,500 are unvested restricted stock, and 7,875 represent presently exercisable rights to acquire common stock through stock options.
(17)
Of the shares shown as beneficially owned, 20,387 are owned directly by Mr. Campbell, 8,500 are unvested restricted stock, 8,000 represent presently exercisable rights to acquire common stock through stock options and 20,000 represent presently exercisable rights to acquire common stock through stock options under his consulting firm Sanoch Management LLC.

(18)
Of the shares shown as beneficially owned, 2,500 are owned directly by Mr. Chao, 8,500 are unvested restricted stock and 18,000 represent presently exercisable rights to acquire common stock through stock options.

(19)
Of the shares shown as beneficially owned, 35,330 are owned directly by Mr. Hannon, 3,000 are unvested restricted stock and 2,250 represent presently exercisable rights to acquire common stock through stock options. Shares deemed to be beneficially owned by Mr. Hannon include 199,979 shares of common stock owned by The John G. Hannon Revocable Trust U/A DTD 03/09/04 and presently exercisable rights to acquire 272,728 shares of common stock through warrants held by such trust. Mr. Hannon has voting and dispositive power over the shares owned by the above entities. Mr. Hannon disclaims beneficial ownership of the shares except to the extent of his pecuniary interest therein. Also deemed as beneficially owned by Mr. Hannon include 36,082 shares of common stock owned by a daughter who resides in his household and presently exercisable rights to acquire 12,000 shares of common stock through warrants, Mr. Hannon disclaims beneficial ownership of these securities.

(20)
Of the shares shown as beneficially owned 3,500 are owned directly by Mr. Minihan, 8,500 are unvested restricted stock, and 38,000 represent presently exercisable rights to acquire common stock through stock options.

(21)
Of the shares shown as beneficially owned 6,662 are owned directly by Mr. Money, 8,500 are unvested restricted stock, 1,581 represent presently exercisable rights to acquire common stock through warrants, and 38,000 represent presently exercisable rights to acquire common stock through stock options.

(22)
Shares deemed to be beneficially owned by Caroline S. Pisano include: (i) shares held by Ms. Pisano herself, who beneficially owns 841,820 shares of common stock, 6,000 are unvested restricted stock, 6,750 represent presently exercisable rights to acquire common stock through stock options, and presently exercisable rights to acquire 20,000 shares of common stock through warrants; (ii) presently exercisable rights to purchase 403,410 shares of common stock through warrants held by The Caroline S. Pisano 2009 Irrevocable Trust and (iii) 5,000 shares owned by her mother who resides in her household. Ms. Pisano has voting and dispositive power over the shares beneficially owned by the trust. Ms. Pisano disclaims beneficial ownership of the shares held by the trust except to the extent of her pecuniary interest therein and disclaims beneficial ownership of the securities held by her mother.

(23)
Of the shares shown as beneficially owned, 925,000 represent presently exercisable rights to acquire Common Stock through stock options and 860,469 represent presently exercisable rights to acquire common stock through warrants.

Change in Control
There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, where the operation of which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plan Information
See Item 5 "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" beginning on page 29 in this Annual Report.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
Set forth below is a summary of any transactions occurring since December 31, 2012, or currently proposed transaction, that involve us and one or more of our (i) directors, (ii) executive officers, or (iii) beneficial owners of more than 5% of our common stock outstanding (a “5% stockholder”) (or any of the foregoing person's affiliates or associates) (which we refer to collectively as “related persons”), in each case, in which the amount involved in the transaction exceeds or will exceed $120,000.

Gwen Pal, who is our Vice President and Chief Compliance Officer, is the daughter of Len Moodispaw, our Chief Executive Officer and a member of our board of directors. In 2013, Ms. Pal's total compensation was approximately $146,016. This amount includes her base salary, bonus pay, insurance premiums and KEYW matching contributions under our 401(k).
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

Our board of directors has undertaken a review of the independence of each director under the NASDAQ Marketplace Rules and under applicable securities laws and rules. As a result of this review, our board of directors affirmatively determined that Mr. Campbell, Mr. Chao, Mr. Hannon, Mr. Minihan, Mr. Money and Ms. Bonanni and Ms. Pisano, representing a majority of our eight directors, are “independent directors” as defined under the NASDAQ Marketplace Rules and that each member of our audit committee satisfies the independence requirements of Rule 10A-3 of the Exchange Act.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The Company uses Grant Thornton LLP as its principal accountant. The following table shows the fees that were billed to the Corporation by Grant Thornton LLP for professional services rendered for the fiscal years ended December 31, 2013 and 2012.

Fee Category	2013	2012
(In thousands)
Audit Fees	$570	$398
Audit-Related Fees	40	114
Tax Fees	13	11
All Other Fees	62	6
Total Fees	$685	$529
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
The KEYW Holding Corporation
We have audited the internal control over financial reporting of The KEYW Holding Corporation (a Maryland corporation) and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control - Integrated Framework issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of December 31, 2013, and our report dated March 10, 2014, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Baltimore, Maryland
March 10, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
The KEYW Holding Corporation
We have audited the accompanying consolidated balance sheets of The KEYW Holding Corporation (a Maryland corporation) and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The KEYW Holding Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2014, expressed an unqualified opinion.

/s/GRANT THORNTON LLP

Baltimore, Maryland
March 10, 2014

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$2,480	$5,639
Receivables	51,198	58,482
Inventories, net	11,305	8,739
Prepaid expenses	2,009	1,880
Income tax receivable	4,133	96
Deferred tax assets, current	2,556	3,149
Total current assets	73,681	77,985
Property and equipment, net	26,826	23,860
Goodwill	297,484	290,861
Other intangibles, net	29,343	53,799
Deferred tax assets	17,483	13,608
Other assets	3,038	2,562
TOTAL ASSETS	$447,855	$462,675
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolver	$22,000	$21,000
Accounts payable	8,004	7,254
Accrued expenses	5,628	5,488
Accrued salaries & wages	11,948	17,770
Term note – current portion	7,000	5,688
Deferred revenue	2,745	2,905
Deferred income taxes	1,423	1,429
Total current liabilities	58,748	61,534
Long-term liabilities:
Term note – non-current portion	56,000	63,000
Non-current deferred tax liabilities	25,578	29,700
Other non-current liabilities	7,292	7,413
TOTAL LIABILITIES	147,618	161,647
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5 million shares authorized, none issued	—	—
Common stock, $0.001 par value; 100 million shares authorized, 36,925,730 and 36,135,542 shares issued and outstanding	37	36
Additional paid-in capital	302,557	292,715
(Accumulated deficit) Retained earnings	(2,357)	8,277
Total stockholders’ equity	300,237	301,028
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$447,855	$462,675

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Revenues
Government Solutions	$288,909	$240,245	$190,587
Commercial Cyber Solutions	9,823	3,275	—
Total	298,732	243,520	190,587
Costs of Revenues, excluding amortization
Government Solutions	197,380	159,180	133,950
Commercial Cyber Solutions	1,840	547	—
Total	199,220	159,727	133,950
Gross Profit
Government Solutions	91,529	81,065	56,637
Commercial Cyber Solutions	7,983	2,728	—
Total	99,512	83,793	56,637
Operating Expenses
Operating expenses	84,701	59,189	41,399
Intangible amortization expense	24,658	21,411	13,410
Total	109,359	80,600	54,809
Operating (Loss) Income	(9,847)	3,193	1,828
Non-Operating Expense, net	9,792	2,264	1,075
(Loss) Income before Income Taxes	(19,639)	929	753
Income Tax (Benefit) Expense, net	(9,005)	(86)	218
Net (Loss) Income	$(10,634)	$1,015	$535
Weighted Average Common Shares Outstanding
Basic	36,618,919	28,239,945	25,991,914
Diluted	36,618,919	31,152,924	28,903,869
(Loss) Earnings per Share
Basic	$(0.29)	$0.04	$0.02
Diluted	$(0.29)	$0.03	$0.02

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital (APIC)	(Accumulated Deficit) Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2011	25,554,533	$26	$168,358	$6,727	$175,111
Net income	—	—	—	535	535
Warrant exercise	78,455	—	422	—	422
Option exercise	50,296	—	434	—	434
Restricted stock issuances	152,800	—	569	—	569
Restricted stock forfeitures	(12,000)	—	—	—	—
Stock issued as part of acquisitions	372,613	—	4,407	—	4,407
Stock based compensation	—	—	2,260	—	2,260
Stock repurchase	(425,902)	$—	$(3,079)	$—	$(3,079)
BALANCE, DECEMBER 31, 2011	25,770,795	$26	$173,371	$7,262	$180,659
Net income	—	—	—	1,015	1,015
Warrant exercise	74,669	—	90	—	90
Option exercise	81,674	—	648	—	648
Stock issued in secondary offering, net of expenses	8,510,000	8	94,443	—	94,451
Restricted stock issuances	314,700	—	1,021	—	1,021
Restricted stock forfeitures	(44,400)	—	(82)	—	(82)
Equity issued as part of acquisitions	1,824,295	2	24,087	—	24,089
Stock based compensation	—	—	2,085	—	2,085
Stock repurchase	(396,191)	—	(2,948)	—	(2,948)
BALANCE, DECEMBER 31, 2012	36,135,542	$36	$292,715	$8,277	$301,028
Net loss	—	—	—	(10,634)	(10,634)
Warrant exercise	204,610	—	43	—	43
Option exercise	224,973	—	2,041	—	2,041
Restricted stock issuances	258,250	1	2,816	—	2,817
Restricted stock forfeitures	(55,300)	—	(296)	—	(296)
Stock issued as part of an acquisition	157,655	—	2,027	—	2,027
Stock based compensation	—	—	3,211	—	3,211
BALANCE, DECEMBER 31, 2013	36,925,730	$37	$302,557	$(2,357)	$300,237

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Net (loss) income	$(10,634)	$1,015	$535
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock compensation	5,731	3,024	2,829
Depreciation/Amortization	30,667	25,780	15,492
Loss on disposal of equipment	20	87	—
Non-cash impact of TI earn-out reduction	(146)	—	—
Windfall tax benefit from option exercise	(219)	(140)	(144)
Deferred taxes	(7,191)	(1,864)	(2,036)
Changes in balance sheet items:
Receivables	7,587	(8,546)	(1,784)
Inventory	(1,989)	(1,313)	(1,903)
Prepaid expenses	(114)	910	1,288
Income tax receivable	(4,037)	(69)	251
Accounts payable	184	(298)	(2,694)
Accrued expenses	(4,262)	(2,429)	(1,554)
Other balance sheet changes	(477)	(2,128)	23
Net cash provided by operating activities	15,120	14,029	10,303
Cash flows from investing activities:
Acquisitions, net of cash acquired	(6,751)	(131,392)	(58,573)
Purchase of property and equipment	(6,236)	(9,174)	(3,508)
Capitalized software development costs	(2,716)	(1,547)	—
Proceeds from sale of equipment	28	—	—
Net cash used in investing activities	(15,675)	(142,113)	(62,081)
Cash flows from financing activities:
Proceeds from stock issuances	—	94,451	—
Proceeds from term note	—	70,000	—
Proceeds from revolver	60,000	51,500	79,500
Repayment of debt	(64,688)	(81,312)	(30,000)
Repurchase of stock	—	(2,948)	(3,079)
Windfall tax benefit from option exercise	219	140	144
Proceeds from option and warrant exercises	1,865	598	712
Net cash (used in) provided by financing activities	(2,604)	132,429	47,277
Net (decrease) increase in cash and cash equivalents	(3,159)	4,345	(4,501)
Cash and cash equivalents at beginning of period	5,639	1,294	5,795
Cash and cash equivalents at end of period	$2,480	$5,639	$1,294
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,555	$2,059	$680
Cash paid for taxes	$2,646	$5,797	$228
Equity issued for acquisitions	$2,027	$24,089	$4,407
Non-cash fixed asset additions	$—	$7,950	$—

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Corporate Organization
The KEYW Holding Corporation (“Holdco” or "KEYW") was incorporated in Maryland in December 2009. Holdco is a holding company and conducts its operations through The KEYW Corporation (“Opco”), Hexis Cyber Solutions ("Hexis"), and their wholly owned subsidiaries. Opco was incorporated in Maryland in May 2008 and began operations on August 4, 2008. Opco became Holdco's wholly-owned subsidiary on December 29, 2009, as part of a corporate reorganization (the “Reorganization”). Hexis (formerly named JKA Technologies, Inc.) was incorporated in Maryland in August 2002 and began operations as a commercial cyber security business in July 2013.
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
KEYW is a highly specialized provider of mission-critical cybersecurity, cyber superiority and geospatial intelligence solutions to US Government defense, intelligence and national security agencies and commercial enterprises. Our core capabilities include solutions, services and products to support the collection, processing, analysis, and use of intelligence data and information in the domains of cyberspace and geospace. Our solutions are designed to respond to meet the critical needs for agile intelligence in the cyber age and to assist the US government in national security priorities.
We have acquired more than fifteen businesses or operating entities since our inception. See Note 2 - Acquisitions for additional information on these acquisitions.
Principles of Consolidation
The consolidated financial statements include the transactions of KEYW, Opco, Hexis and their wholly owned subsidiaries from the date of their acquisition. All intercompany accounts and transactions have been eliminated.
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
Inventories
Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Our inventory consists of specialty products that we manufacture on a limited quantity basis for our customers. We manufacture at quantity levels that are projected to be sold in the six month period following production. The Company has not had any products sold below their standard pricing less applicable volume discounts. As of December 31, 2013 and 2012, we had an inventory reserve balance of zero and $963,000 respectively, for certain products where the market has not developed as expected.
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

Software Development Costs

Costs of internally developed software for resale are expensed until the technological feasibility of the software product has been established. In accordance with the pronouncement on software development costs of the Accounting Standards Codification (“ASC”), software development costs are capitalized and amortized over the product's estimated useful life. The Company determined that it had achieved technological feasibility during the third quarter of 2012 on certain software being developed and had capitalized approximately $4.3 million and $1.5 million of software development costs as of December 31, 2013 and 2012, respectively. The capitalized software will be amortized as a percentage of revenue recognized from the sale of the capitalized software. No amortization was recognized related to these capitalized software costs at December 31, 2013.
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
Goodwill
Purchase price in excess of the fair value of tangible assets and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. In accordance with FASB ASC Topic 350-20, Goodwill, the Company tests for impairment at least annually. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The test in the fourth quarter of 2011 was performed as a single unit as it was prior to the Company's change to two segments. As of and subsequent to the measurement date October 1, 2013, the Company has operated as two reporting units. The fair value of each reporting unit is estimated using either qualitative analysis or a combination of income and market approaches. If the carrying amount of the unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company evaluated goodwill during the fourth quarter of fiscal years 2013, 2012 and 2011 and found no impairment to the carrying value of goodwill.
Intangibles
Intangible assets consist of the value of customer related intangibles acquired in various acquisitions. Intangible assets are amortized on a straight line basis over their estimated useful lives unless the pattern of usage of the benefits indicates an alternative method is more representative. The useful lives of the intangibles range from one to seven years.
Concentrations of Credit Risk
We maintain cash balances that, at times, during the years ended December 31, 2013 and 2012 exceeded the federally insured limit on a per financial institution basis. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to cash. In addition, we have credit risk associated with our receivables that arise in the ordinary course of business. In excess of 90% of our contracts are issued by the US Government and any disruption to cash payments from our end customer could put the Company at risk.
Use of Estimates
Management uses estimates and assumptions in preparing these consolidated financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Significant estimates include amortization lives, depreciation lives, percentage of completion revenue, VSOE, inventory obsolescence reserves, income taxes and stock compensation expense. Actual results could vary from the estimates that were used.
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
Research and Development
Internally funded research and development expenses are expensed as incurred and are included in cost of operations in the accompanying consolidated statement of operations. In accordance with FASB ASC Topic 730, Research and Development, such costs consist primarily of payroll, materials, subcontractor and an allocation of overhead costs related to product development. Research and development costs totaled $7,494,000, $5,353,000 and $2,323,000 for years ended December 31, 2013, 2012 and 2011, respectively.
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
For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax liability or benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax obligations or benefits and subsequent adjustments as considered appropriate by management. The Company's policy is to record interest and penalties as an increase in the liability for uncertain tax obligations or benefits and a corresponding increase to the income tax provision. No material adjustments were recorded as of December 31, 2013, 2012, or 2011.
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
The following table presents the calculation of basic and diluted net income per share (in thousands except per share amounts):

	December 31, 2013	December 31, 2012	December 31, 2011
Net (loss) income	$(10,634)	$1,015	$535
Weighted average shares – basic	36,619	28,240	25,992
Effect of dilutive potential common shares	—	2,913	2,912
Weighted average shares – diluted	36,619	31,153	28,904
Net (loss) income per share – basic	$(0.29)	$0.04	$0.02
Net (loss) income per share – diluted	$(0.29)	$0.03	$0.02
Anti-dilutive share-based awards, excluded	454	796	768
Outstanding options and warrants, total	7,415	7,825	6,828
Employee equity share options, restricted shares, and warrants granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options and in-the-money warrants and unvested restricted stock. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible, are collectively assumed to be used to repurchase shares. As we incurred a net loss for the year ended December 31, 2013, none of the outstanding options or warrants were included in the diluted share calculation as they would have been anti-dilutive.
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
The following assumptions were used for option grants during the periods ended December 31, 2013, 2012, and 2011.
Dividend Yield — The Company has never declared or paid dividends on its common stock and has no plans to do so in the foreseeable future.
Risk-Free Interest Rate — Risk-free interest rate is based on US Treasury zero-coupon issues with a remaining term approximating the expected life of the option term assumed at the date of grant.
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
Segment Reporting
FASB ASC Section 280, Segment Reporting, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. The guidance also establishes standards for related disclosures about products and services, geographic areas and major customers. In the fourth quarter of 2011, management concluded that the Company operated in two segments based upon the information used by the chief operating decision maker to evaluate the performance of its business and allocating resources and capital. These segments were Services and Integrated Solutions. The Services segment encompassed revenue generated from labor-based activities. The Integrated Solutions ("ISP") segment contained all activities of our Company that were product related or originated from a product.
Management evaluated the Company’s segment disclosure during the fourth quarter of 2013 as a result of the increasing importance of our commercial software group and the changing mix of our government contracting business. We reviewed the internal reports used by our chief operating decision makers, the methodology under which we are allocating capital and measuring performance, the growing financial impact of our commercial software group and the macro environment under which the Company operates. Based on that evaluation, we changed our segments from the previously identified Services and ISP to Government Solutions and Commercial Cyber Solutions. The Commercial Cyber Solutions group had been part of ISP beginning with the fourth quarter 2012 acquisition of Sensage, as prior to that time we had no commercial software operations. Upon review of the remaining ISP business, the business model is not materially different from our Services segment and is now managed in an integrated environment not present when we originally segmented the Company in the fourth quarter of 2011.

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

In September 2013, the US Internal Revenue Service (IRS) issued new regulations for capitalizing and deducting costs incurred to acquire, produce, or improve tangible property. These new regulations are effective for taxable years beginning on or after January 1, 2014; however, they are considered enacted as of the date of issuance. As a result of the new regulations, the Company is required to review its existing income tax accounting methods related to tangible property, and determine, which, if any, income tax accounting method changes are required; whether the Company will file any income tax accounting method changes with its 2014 federal income tax return; and the potential financial statement impact. Because additional implementation guidance from the IRS is anticipated, the Company is in the process of reviewing its existing income tax accounting methods related to tangible property. Based on the Company’s initial assessment, the new regulations will not have a material effect on the Company’s consolidated financial statements.
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
Sensage, Inc.
On October 12, 2012, the Company acquired Sensage, Inc. and its wholly owned subsidiary Sensage International, Inc. for $15.0 million in cash and 713,151 shares of KEYW stock value at $12.62 per share for a total initial purchase price of $24.0 million as adjusted for working capital targets as defined in the purchase agreement. There was additional consideration consisting of up to $7.5 million of KEYW common stock and $3.0 million of the cash contingent upon Sensage meeting certain revenue targets for the second half of 2012. Based on the actual performance during the earn-out period, an additional $78,000 of cash was paid to Sensage shareholders from the earn-out. The goodwill and intangibles associated with this acquisition are not deductible for tax purposes, however the identified intangible assets are amortized under US GAAP. The Company has recorded $8.5 million of intangible assets related to acquired customer relationships, intellectual property and trade name. These assets will be amortized over periods ranging from 1 - 5 years.
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
IDEAL
On January 31, 2013 the Company acquired IDEAL Technology Corporation ("IDEAL") for $7.0 million in cash and 157,655 shares of KEYW stock valued at $12.69 per share for a total purchase price of $9.1 million. IDEAL is not considered material to the financial results of KEYW and is not included in the pro forma tables below for that reason.
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
The tables below summarize the unaudited pro forma income statement for 2012 assuming the Poole and Sensage acquisitions had been completed on the first day of the year. Pro forma income statements are not presented for 2013 as there have been no material acquisitions during the twelve months ended December 31, 2013. These pro forma statements do not include any adjustments that may have resulted from synergies between the acquisitions, eliminations of intercompany transactions or from amortization of intangibles other than during the period the acquired entities were part of the Company. The 2012 activity for Poole and Sensage represents the financial activity in 2012 prior to acquisition. Activity for the Rsignia, Dilijent and IDEAL acquisitions are not included for any period presented due to their immateriality, individually and in aggregate.

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
At December 31, 2013 and 2012, the Company did not have any financial assets or liabilities that were carried at fair value.
4. ACCOUNTS RECEIVABLES
Accounts receivable consist of the following:

	(In thousands)
Accounts Receivable	December 31, 2013	December 31, 2012
Billed AR	$35,757	$40,689
Unbilled AR	15,441	17,793
Total AR	$51,198	$58,482
Unbilled amounts represent revenue recognized which could not be billed by the period end based on contract terms. The majority of the unbilled amounts were billed subsequent to period end. Retainages typically exist at the end of a project and/or if there is a disputed item on an invoice received by a customer. At December 31, 2013 and December 31, 2012, retained amounts are insignificant and are expected to be collected subsequent to the balance sheet date.
As part of the acquisitions in 2012, an allowance for doubtful accounts was acquired in the amount of $351,000. The accounts receivable recorded in the acquisition accounting were net of this reserve. This reserve comprises both a specific and generic accounts receivable reserve which are evaluated at each quarter end.
Most of the Company's revenues are derived from contracts with the US Government, in which we are either the prime contractor or a subcontractor, depending on the award.

5. INVENTORIES
Inventories at December 31, 2013 and December 31, 2012, consisted of work in process at various stages of production and finished goods. This inventory, which consists primarily of mobile communication devices, is valued at the lower of cost (as calculated using the weighted average method) or market. The cost of the work in process consists of materials put into production, the cost of labor and an allocation of overhead costs. At December 31, 2012, we reserved $963,000 for certain inventory items where the market has not developed as expected. As of December 31, 2013, no inventory reserve was deemed necessary.

Inventory Reserve	Activity
Balance - January 1, 2012	$471,000
Additions	750,000
Write-offs	(258,000)
Balance - December 31, 2012	$963,000
Additions	—
Write-offs	(963,000)
Balance - December 31, 2013	$—
6. PREPAID EXPENSES
Prepaids at December 31, 2013 and December 31, 2012 primarily consist of prepaid insurance, interest and software licenses.
7. PROPERTY AND EQUIPMENT
Property and equipment are as follows:

	(In thousands)
Property and Equipment	December 31, 2013	December 31, 2012
Aircraft	$9,163	$7,797
Leasehold	13,753	12,289
Manufacturing Equipment	4,064	2,605
Software Development Costs	4,263	1,548
Office Equipment	8,528	6,725
Total	$39,771	$30,964
Accumulated Depreciation	(12,945)	(7,104)
Property and Equipment, net	$26,826	$23,860
Depreciation expense charged to operations was $6,009,000, $4,369,000, and $2,082,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Certain of our aircraft and equipment are stored and operated out of military bases located overseas.
In May 2012, we moved into new office space which provided leasehold improvements paid by the lessor totaling $8.0 million.
There was no amortization of software development costs in any of the years presented.

8. AMORTIZATION OF INTANGIBLE ASSETS
The following values and useful lives were assigned to intangible assets (other than goodwill) for the acquisitions noted below.

	December 31, 2013 (In thousands)
Acquisition	Intangible	Gross Book Value	Accumulated Amortization	Net Book Value
S&H	Contracts – Fixed Price Level of Effort	$1,606	$1,403	$203
ESD	Contracts	1,207	1,073	134
Everest	Contracts	4,690	2,892	1,798
JKA	Contracts	2,680	2,456	224
FASI	Contracts	2,775	1,849	926
Poole	Contract rights	20,914	5,229	15,685
Sensage	Intellectual Property	4,567	1,903	2,664
Sensage	Customer Relationships	3,682	921	2,761
Rsignia	Intellectual Property	5,001	1,806	3,195
Dilijent	Intellectual Property	1,000	361	639
IDEAL	Contracts	2,056	942	1,114
		$50,178	$20,835	$29,343

	December 31, 2012 (In thousands)
Acquisition	Intangible	Gross Book Value	Accumulated Amortization	Net Book Value
S&H	Contracts - Fixed Price Level of Effort	$1,606	$1,205	$401
ICCI	Contracts - Fixed Price Level of Effort	1,181	1,026	155
ICCI	Contracts - T&M and IDIQ	3,018	2,982	36
ESD	Contracts	1,207	831	376
TAGG	Contracts	10,457	9,949	508
IIT	Contracts	1,615	1,503	112
IIT	Trade name	182	169	13
Sycamore	Contracts	5,898	4,096	1,802
Everest	Contracts	4,690	1,954	2,736
JKA	Contracts	2,680	1,563	1,117
FASI	Contracts	2,775	1,156	1,619
FLD	Customer Relationships	17,549	10,287	7,262
FLD	Contracts	2,234	1,582	652
FLD	Technology Assets	1,958	1,148	810
TI	Contracts	2,500	521	1,979
Poole	Trade Name	795	159	636
Poole	Contract rights	20,914	1,046	19,868
Sensage	Marketing	249	50	199
Sensage	Intellectual Property	4,567	381	4,186
Sensage	Customer Relationships	3,682	184	3,498
Rsignia	Intellectual Property	5,001	139	4,862
Dilijent	Intellectual Property	1,000	28	972
		$95,758	$41,959	$53,799

Estimated future intangible amortization expense by year (In thousands):
2014	2015	2016	2017
$11,664	$9,071	$4,919	$3,689
The Company recorded amortization expense of $24.7 million, $21.4 million, and $13.4 million for the years ended December 31, 2013, 2012, and 2011, respectively.
9. DEBT
On October 1, 2012, the Company entered into a senior credit agreement, (the “Credit Agreement”), by and among itself, the KEYW Corporation, as the borrower (the “Borrower”), the domestic direct and indirect subsidiary guarantors of KEYW (the “Subsidiary Guarantors”), the lenders and Royal Bank of Canada, as administrative agent. Under the Credit Agreement, the Company provided a guaranty of all of the obligations of the Borrower. The Credit Agreement provides the Borrower a $60 million term loan and a $40 million revolving credit facility, (the “Revolver”). The Revolver includes a $10 million swing line and a $15 million letter of credit sub-facility. The Credit Agreement includes an uncommitted accordion facility, permitting the Borrower to borrow up to an additional $35 million, subject to certain conditions. The five year Credit Agreement bears cash interest at either selected LIBOR plus a specified margin based on the Company's then existing Senior Leverage Ratio (as defined in the Credit Agreement) or an alternative base rate plus a specified margin. The Term Loan and the Revolver are secured by a security interest and lien on substantially all of KEYW's, the Borrower's and the Subsidiary Guarantors' assets including a pledge of one hundred percent of the equity securities of the Borrower and the Subsidiary Guarantors.
On November 20, 2012, the Company amended the Credit Agreement to increase both the term loan and the amount available under the Revolver by $10 million each as well as adding additional lenders to the Credit Agreement. This brought the term loan to $70 million and the Revolver to $50 million. The Company is required to comply with certain financial covenants contained in the Credit Agreement. As of December 31, 2013, the Company was in compliance with all covenants as under the Credit agreement.
In connection with the issuance of the term loan and revolving credit facility in 2012 the Company incurred $3,199,000 in financing costs. These financing costs are being amortized using the effective interest rate method over a five year period, the life of the related debt. The Company recognized $640,000 and $159,000 in amortization expense in the years ended December 31, 2013 and 2012, respectively. The Company is estimated to incur $640,000, $640,000, $640,000 and $480,000 in future amortization expense for the subsequent years ended December 31, 2014 - 2017 respectively. The agreement also has a $37,500 quarterly agency payable as incurred. This amount is not included in the deferred financing costs as it only applies until the loans are repaid.
At December 31, 2013, the Company had fully drawn the $70 million available under the term loan and had $22.0 million outstanding under the revolver. The Company has recorded the revolver as a current debt due to the unstructured repayment terms and the Company's practice of using free cash flow to pay down debt. The term loan requires certain quarterly payments and the first five of those payments have been made as of December 31, 2013 totaling $7.0 million, bringing the term loan balance to $63.0 million. The payment schedule for the term loan by year is as follows:

2014	2015	2016	2017
$7,000	$7,000	$7,000	$42,000
Interest expense recorded under the current facilities was $3.5 million and $1.0 million during 2013 and 2012, respectively.
In February 2011, the Company entered into a $50 million credit facility that included an accordion feature allowing for an additional $25 million in borrowing. The credit facility was a three year agreement multi-bank facility with Bank of America as lead bank. In conjunction with the FLD acquisition, the Company increased the credit facility to $65 million and reloaded the accordion to $25 million. On September 28, 2012 the Company terminated, satisfied, and discharged all of its obligations under the Bank of America credit facility. Interest expense recognized related to this agreement was approximately $1,286,000 and $907,000 for the years ended December 31, 2012 and 2011, respectively.
10. SHARE-BASED COMPENSATION
At December 31, 2013, KEYW had stock-based compensation awards outstanding under the following plans: The 2008 Stock Incentive Plan (2008 Plan), The 2009 Stock Incentive Plan (2009 Plan) and The 2013 Stock Incentive Plan (2013 Plan).

On August 15, 2012, the shareholders approved the 2013 Plan. The 2013 Plan, which took effect on January 1, 2013, replaced the 2009 Plan and provides for the issuance of restricted stock, stock options, and restricted stock units with a maximum of 2,000,000 shares available for issuance.
On December 29, 2009, the Company, in conjunction with the corporate reorganization, adopted the 2009 Plan. The 2009 Plan's terms were similar to the Company's previous 2008 Plan, except that the 2009 Plan had a maximum amount of shares available for issuance of 12,000,000 with a soft cap of 12% of the outstanding shares available for issuance. The 2009 plan provided for the issuance of stock options, restricted stock and restricted stock units.
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
The option grants during 2013, 2012 and 2011 consist of options issued to new hires, employees acquired through acquisitions. board members and discretionary awards. All equity issuances have an exercise price at market value or higher based upon our publicly-traded share price on the date of grant.
The Black-Scholes model requires certain inputs related to dividend yield, risk-free interest rate, expected volatility and forfeitures in order to price the option values. During 2013, 2012 and 2011 our assumptions related to these inputs were as follows:

	2013	2012	2011
Dividend yield	—%	—%	—%
Risk-free interest rate	0.65% - 1.75%	0.62% - 1.03%	0.87% – 2.24%
Expected volatility	29.54% - 51.37%	28.35% - 52.82%	28.35% – 36.35%
Forfeitures	11.00% - 39.00%	15.00% - 39.00%	15.00% – 39.00%
A summary of stock option activity is as follows:

	Number of Shares	Option Exercise Price	Weighted Average Exercise Price
Outstanding 01/01/2011	1,732,962
Granted	726,200	$6.90 - $14.57	$12.03
Exercised	(50,296)	$5.00 - $11.99	$5.76
Cancelled	(170,193)	$5.00 - $14.57	$9.82
Options Outstanding 12/31/2011	2,238,673
Granted	1,393,700	$7.06 - $13.00	$10.62
Exercised	(81,674)	$5.00 - $12.28	$6.22
Cancelled	(364,285)	$5.00 - $14.57	$9.50
Options Outstanding 12/31/2012	3,186,414
Granted	512,700	$11.18 - $16.08	$12.18
Exercised	(224,973)	$5.00 - $14.57	$8.10
Cancelled	(392,467)	$5.00 - $16.08	$11.94
Options Outstanding 12/31/2013	3,081,674
All stock based compensation has been recorded as part of operating expenses. Accounting standards require forfeitures to be estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture estimates are disclosed in the information surrounding the option grants. For the periods ended December 31, 2013, 2012, and 2011 share-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. The Company recorded total stock compensation expense of $5.7 million, $3.0 million and $2.8 million for the years ended December 31, 2013, 2012, and 2011, respectively. The total unrecognized stock compensation expense at December 31, 2013 is approximately $5.9 million which will be recognized over three years.
As of December 31, 2013, outstanding stock options were as follows:

Exercise Price	Options Outstanding	Intrinsic Value	Options Vested	Intrinsic Value	Weighted Average Remaining Life (Years)
$5.00	89,400	$754,536	89,400	$754,536	4.72
$5.50	659,300	5,234,842	647,750	5,143,135	5.81
$6.90 - $7.66	328,571	1,978,039	168,747	1,017,223	8.07
$7.96 - $8.14	74,712	407,887	53,143	290,534	7.88
$9.17 - $10.98	351,725	1,298,036	278,231	1,050,689	7.23
$11.18 - $11.99	421,992	844,651	144,281	246,969	8.45
$12.28 - $12.97	516,699	388,334	130,965	105,568	8.68
$13.00 - $13.48	232,975	63,996	89,174	29,602	9.13
$14.03 - $14.88	400,050	—	308,308	—	7.21
16.08	6,250	—	1,566	—	9.25
	3,081,674	$10,970,321	1,911,565	$8,638,256

2013 STOCK INCENTIVE PLAN
Total equity available to issue	2,000,000
Total equity outstanding or exercised	702,900
Total equity remaining	1,297,100
Restricted Stock Awards
During 2013, the Company has issued restricted stock for employee incentive plans and strategic hires. The Company issued 66,000 shares of restricted common stock to existing employees under the long-term incentive plan and an additional 17,500 shares of restricted common stock to board members. These shares cliff vest in three years. The Company issued an additional 37,750 restricted shares to employees from the Sensage acquisition. These shares vest 75% on February 8, 2014 and 25% on August 8, 2014. The Company also issued 98,800 shares of restricted common stock to 46 founding employees of KEYW for recognition of their continued service and loyalty going into our fifth year of business. Of these shares 40,800 cliff vest in one year and 58,000 cliff vest in three years. An additional 38,200 shares were issued to strategic hires and as discretionary awards. The expense for these shares will be recognized over the vesting life of each individual tranche of shares based upon the fair value of a share of stock at the date of grant. All restricted stock awards have no exercise price.
During 2012, the Company issued restricted stock for employee incentive plans and strategic hires. The Company issued 259,200 shares of restricted common stock to existing employees under the long-term incentive plan. These shares cliff vest three years from the date of grant. The Company issued an additional 55,500 restricted shares to new hires, employee discretionary awards and board members. The majority of these shares cliff vest three years from the date of grant. The expense for these shares will be recognized over the vesting life of each individual tranche of shares based upon the fair value of a share of stock at the date of grant. All restricted stock awards have no exercise price.

As of December 31, 2013, outstanding unvested restricted stock awards were as follows:

Unvested Shares
Outstanding 01/01/2011	449,160
Granted	152,800
Vested	(186,414)
Cancelled	(12,000)
Outstanding 12/31/2011	403,546
Granted	314,700
Vested	(221,263)
Cancelled	(44,400)
Outstanding 12/31/2012	452,583
Granted	258,250
Vested	(52,033)
Cancelled	(55,300)
Outstanding 12/31/2013	603,500
Employee Stock Purchase Plan
Effective January 1, 2011, the Company offered an Employee Stock Purchase Plan (“ESPP”) to employees. Under the terms of the ESPP, employees may purchase up to 1,000 shares per quarter at a 15% discount to the market price on the last trading day of the quarter. The Company has elected to use open market purchases for all shares issued under the ESPP. In 2013, 2012 and 2011 the Company recognized expense of $229,000, $163,000 and $242,000, respectively, under the plan.
11. WARRANTS
During 2013, warrant holders exercised 304,455 warrants, with 9,000 exercised for cash and 295,455 exercised cashlessly. The warrants exercised for cash consisted of 4,000 warrants exercised at $4.00 per share and 5,000 warrants exercised at $5.50 per share. The total cash received from these exercises was $43,500. Under our warrant agreements, warrants may also be exercised cashlessly based on the average price of the Company's common stock for 5 days prior to exercise. Under this methodology the warrants that were exercised cashlessly were exchanged for 195,610 shares of the Company's common stock.

During 2012, warrant holders exercised 109,205 warrants, with 19,773 exercised for cash and 89,432 exercised cashlessly. The warrants exercised for cash consisted of 12,500 warrants exercised at $4.00 per share and 7,273 warrants exercised at $5.50 per share. The total cash received from these exercises was approximately $90,000. The warrants that were exercised cashlessly were exchanged for 54,896 shares of the Company's common stock.
During 2011, warrant holders exercised 78,455 warrants. The exercise price for all of these exercises was paid in cash.
In conjunction with the Rsignia acquisition, the Company issued 158,116 warrants to purchase KEYW common stock at $12.65 per share. These warrants vested immediately and expire seven years from issuance.
As of December 31, 2013, outstanding warrants were as follows:

Exercise Price	Warrants Outstanding	Warrants Vested	Weighted Average Remaining Life (Years)
$4.00	1,769,250	1,769,250	1.64
$5.50	2,196,325	2,196,325	2.38
$9.25	210,000	210,000	3.21
$12.65	158,116	158,116	5.90
	4,333,691	4,333,691

12. COMMITMENTS AND CONTINGENCIES
The Company leases certain office equipment and operating facilities under non-cancellable operating leases that expire at various dates through 2023. Certain leases contain renewal options. Rental payments on certain leases are subject to annual increases based on escalation clauses and increases in the lessor's operating expenses. For the leases that require fixed rental escalations during their lease terms, rent expense is recognized on a straight-line basis resulting in deferred rent. The deferred rent included in other liabilities both current and non-current totaled $8,100,000 and $8,300,000 at December 31, 2013 and 2012, respectively. Of which $6,795,000 and $7,602,000 related to the lease incentive liability at December 31, 2013 and 2012, respectively. The Company has several office facilities for which it is committed on a month-to-month basis. Total net lease expense was $5,645,000, $3,247,000 and $2,029,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
The schedule below shows the future minimum lease payments required under our operating leases as of December 31, 2013.

	(In Thousands)
Type	2014	2015	2016	2017	2018	Thereafter
Facilities/Office space	$6,138	$6,242	$5,992	$5,322	$4,489	$13,156
Office equipment	52	41	22	1	—	—
Operating Leases	$6,190	$6,283	$6,014	$5,323	$4,489	$13,156
The main operating lease for our headquarters facility is leased from one of our former affiliates. The stockholder ceased being an affiliate of the Company effective September 29, 2011. The current lease space “Milestone” was entered into in May 2012 and continues until May 2022. Total cash paid for the Milestone space including common area maintenance, utilities, and leasehold improvements was $3,233,000 and $1,540,000 for the years ended December 31, 2013 and 2012, respectively. Annual remaining lease payments under the Milestone lease approximate $3,420,000 through 2022. We had previously entered into a lease with the same former affiliate. We were released from the majority of that lease upon signing the new lease in May 2012, however, we continue to maintain a presence in part of that facility. Total cash paid for the former space including common area maintenance (“CAM”) charges, utilities, and leasehold improvements was $598,000, $789,000 and $888,000 during the years ended December 31, 2013, 2012 and 2011, respectively. Annual remaining lease payments for this lease approximate $500,000 through 2015 with the 2016 term being only four months.
The Company has entered into employment agreements with several executives providing for certain salary levels, severance and change of control provisions through the term of the agreements expiring in February 2016. These agreements have an evergreen clause that extends the agreement by one year each December unless the Company notifies the employee of non-renewal.
In the normal course of business, the Company is involved in various legal matters. It is the opinion of management that none of the current legal matters would have a material adverse effect on the Company's financial statements.
13. RETIREMENT PLANS
The Company currently has one qualified defined contribution retirement plan. The KEYW Corporation Employee 401(k) Plan, which includes a contributory match 401(k) feature for KEYW employees. As of January 1, 2010, the Plan calls for an employer matching contribution of up to 10% of eligible compensation. Total authorized contributions under the matching contribution feature of the Plan were $10.4 million, $7.8 million and $4.1 million, in 2013, 2012 and 2011, respectively. There were no discretionary contributions during these periods.
The Company previously had a qualified contribution retirement plan, the FASI 401(k) Plan, which included a contribution match for former FASI employees. The Plan called for a fixed 3% Safe Harbor non-elective employer contribution plus a discretionary employer profit sharing contribution. All employer contributions vested immediately. Total authorized contributions under the Plan were $908,000 in 2012 and $433,000 in 2011 subsequent to being acquired.
The Company previously had a qualified contribution retirement plan, the Poole & Associates, Inc. 401(k) Plan, which included a contribution match for former Poole employees. The Plan called for a fixed 3% Safe Harbor non-elective employer contribution plus a discretionary employer profit sharing contribution. All employer contributions vested immediately. Total authorized contributions under the Plan were $304,000 in 2012 subsequent to being acquired.
The Company previously had a qualified contribution retirement plan, the Sensage, Inc. 401(k) Retirement Trust, which had no contribution match for former Sensage employees. There were no authorized contributions under the Plan in 2012 subsequent to being acquired.

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
The Company previously had a qualified contribution retirement plan, the Everest Technology Solutions Retirement Plan, which included a contributory match 401(k) feature for former Everest employees. The Plan’s employer match was based on a three-year cliff vesting and provided for an employer matching contribution of up to 6% of eligible compensation. Total authorized contributions under the matching contribution feature of the Plan were approximately $803,000 in 2011 and there were no discretionary contributions during that time.
The Company previously had a qualified contribution retirement plan, the JKA Technologies, Inc. 401(k) Plan, which included a contribution match for former JKA employees in addition to a Safe Harbor contribution of 3% of employee salary and a 1% profit contribution. The Plan’s employer match was dollar for dollar up to 6% of eligible compensation. All Plan contributions had a one-year cliff vesting from the time of contribution. Total authorized contributions under the Plan were $291,000 in 2011 subsequent to being acquired.
The Company converted the Sycamore.US, Inc. 401(k) Plan, the Everest Technology Solutions Retirement Plan, and the JKA Retirement Plan into The KEYW Corporation Employee 401(k) Plan effective January 1, 2012.
The Company converted the FASI 401(k) Plan effective January 1, 2013, the Pool & Associates, Inc. 401(k) Plan effective February 2013 and the Sensage, Inc. 401(k) Retirement Trust effective March 1, 2013.
14. INCOME TAX PROVISION
Applicable income tax (benefit) expense provision is as follows:

	(In thousands)
	2013	2012	2011
Current:
Federal	$(1,596)	$5,446	$508
State	1	137	18
	(1,595)	5,583	526
Deferred	(7,410)	(5,669)	(308)
Total provision for income taxes	$(9,005)	$(86)	$218
Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. At December 31, 2013 and 2012, the net deferred tax liability was $6,962,000 and $14,372,000 respectively. Deferred tax assets and liabilities, shown as the sum of the appropriate tax effect for each significant type of temporary differences as of December 31, 2013 and 2012, are as follows:

	(In thousands)
	2013 Deferred Tax		2012 Deferred Tax
	Asset	Liability	Asset	Liability
Net operating loss	$8,133	$—	$7,231	$—
Accrued compensation	1,001	—	2,783	—
Stock based compensation	4,459	—	2,777	—
Tenant improvement allowance	276	—	3,097	—
Litigation loss reserve	700	—	—	—
Inventory reserves	532	—	—	—
Other deferred tax assets	1,127	—	861	—
Other deferred tax liabilities	—	(11)	—	—
Tax credits	215	—	8	—
Deferred revenue – current	—	(1,267)	—	(1,290)
Deferred revenue – non-current	628	—	—	—
Prepaid expenses	—	(156)	—	(139)
Depreciation	—	(2,677)	—	(6,138)
Intangible assets amortization – Definite Lived	2,043	—	—	(5,657)
Intangible assets amortization – Indefinite Lived	—	(21,304)	—	(17,905)
Internally developed software	—	(1,586)	—	—
Capitalized R&D 59(e)	925	—	—	—
	$20,039	$(27,001)	$16,757	$(31,129)
Net deferred liability		$(6,962)		$(14,372)
The Company has recorded a deferred tax asset reflecting the benefit of $19,480,000 of federal net operating loss carry-forwards, as well as $200,000 of federal tax credits for research and development and $20,847,000 of state net operating loss carry-forwards, as well as $15,000 of state tax credits for research and development. Deferred tax assets are set to expire between 2018 and 2032.
Realization is dependent on generating sufficient taxable income prior to expiration of the loss carry-forwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.
The net deferred tax liabilities shown on the balance sheet as of December 31, 2013 and 2012 are as follows:

	(In thousands)
	2013	2012
Deferred taxes – current liability	$(1,423)	$(1,429)
Deferred taxes – long term liability	(25,578)	(29,700)
Deferred taxes – current assets	2,556	3,149
Deferred taxes – long term assets	17,483	13,608
Net Deferred Tax Liability	$(6,962)	$(14,372)

A reconciliation of the difference between the statutory federal income tax rate and the effective tax rate for the Company for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Percent of Pre-tax Income
	2013	2012	2011
Tax computed at statutory rate	35.0%	35.0%	35.0%
State income taxes net of federal income tax benefit	6.3%	(60.8)%	(12.3)%
Meals and entertainment – non-deductible	(0.9)%	14.4%	18.6%
Non-deductible acquisition costs	(0.3)%	18.4%	12.1%
ESPP Expense	(0.2)%	—%	—%
Other permanent items	(0.3)%	—%	—%
Provision to return	5.1%	(2.2)%	(11.8)%
Prior year tax credit	1.0%	(13.8)%	(12.6)%
Effective tax rate	45.7%	(9.0)%	29.0%
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
The following table represents a reconciliation of the Company's total unrecognized tax benefits balance for the year ended December 31, 2013:

(In thousands)
Activity
January 1, 2013	—
Increases as a result of tax positions taken in a prior period	150
Increases as a result of tax positions taken during the current period	50
December 31, 2013	200
The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are deemed immaterial and are not included in the above table or within the financial statements.
As of December 31, 2013, the following tax years remained subject to examination by the major tax jurisdictions indicated:

Major Jurisdictions	Open Years
United States	2001 through 2012
California	2001 through 2012
Florida	2010 through 2012
Maryland	2010 through 2012
Massachusetts	2010 through 2012
Virginia	2010 through 2012
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

	December 31, 2013 (In thousands)
	Government Solutions	Commercial Cyber Solutions	Corporate
Goodwill	$282,017	$15,467	$—
Intangibles, net	20,723	8,620	—
Property and Equipment, net	$9,959	$5,470	$11,397
Depreciation Expense	3,477	279	2,253
Operating Expense	65,308	19,393	—	(1)
Intangible Amortization	20,533	4,125	—

	December 31, 2012 (In thousands)
	Government Solutions	Commercial Cyber Solutions	Corporate
Goodwill	$275,394	$15,467	$—
Intangibles, net	41,054	12,745	—
Property and Equipment, net	9,447	2,055	12,358
Depreciation Expense	3,288	82	999
Operating Expense	57,199	1,990	—	(1)
Intangible Amortization	20,658	753	—

(1)	Corporate Operating Expense is fully allocated to the segments.
The Company does not identify interest or tax expense with individual segments as the cash is managed at corporate and tax returns are filed on a consolidated basis. All assets, with the exceptions of goodwill, intangibles, and fixed assets, are not segregated by segment.
16. SUBSEQUENT EVENTS
In connection with the preparation of its financial statements for the year ended December 31, 2013, the Company has evaluated events that occurred subsequent to December 31, 2013 to determine whether any of these events required recognition or disclosure in the 2013 financial statements. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of July 27, 2011, by and among The KEYW Corporation (“Purchaser”), FLD Acquisition Corporation, a wholly-owned subsidiary of Purchaser, Flight Landata Inc., and Jill Mann of Mann & Mann, P.C., as the Stockholder Representative.	(4)
2.2	Stock Purchase Agreement, dated September 10, 2012, by and among The KEYW Corporation, The KEYW Holding Corporation, Poole & Associates, Inc., the stockholders of Poole & Associates, Inc. and the Representative of the Sellers.	(7)
2.3	Agreement and Plan of Merger, dated September 13, 2012, by and among SenSage, Inc., The KEYW Corporation, The KEYW Holding Corporation, SSI Acquisition Corporation, and Fortis Advisors LLC as Representative of SenSage, Inc.'s shareholders.	(8)
3.1	Amended and Restated Articles of Incorporation of the Company, as filed on October 6, 2010	(2)
3.2	Amended and Restated Bylaws of the Company	(2)
4.3	Specimen of Common Stock Certificate	(1)
10.1*	The KEYW Corporation 2008 Stock Incentive Plan	(1)
10.2*	Form of Incentive Stock Option Agreement for grants pursuant to The KEYW Corporation 2008 Stock Incentive Plan	(1)
10.3*	Form of Non-Qualified Stock Option Agreement for grants pursuant to The KEYW Corporation 2008 Stock Incentive Plan	(1)
10.4*	Form of Restricted Stock Agreement for grants pursuant to The KEYW Corporation 2008 Stock Incentive Plan	(1)
10.5*	The KEYW Holding Corporation 2009 Stock Incentive Plan	(1)
10.6*	Form of Incentive Stock Option Agreement for grants pursuant to The KEYW Holding Corporation 2009 Stock Incentive Plan	(11)
10.7*	Form of Non-Qualified Stock Option Agreement for grants pursuant to The KEYW Holding Corporation 2009 Stock Incentive Plan	(11)
10.8*	Form of Restricted Stock Agreement for grants pursuant to The KEYW Holding Corporation 2009 Stock Incentive Plan	(11)
10.9*	Form of The KEYW Corporation Non-Qualified Stock Options Agreement for non-plan grants	(1)
10.10*	Form of The KEYW Corporation Restricted Stock Agreement for non-plan grants	(1)
10.11*	Long-Term Incentive Plan	(1)
10.12*	Annual Incentive Plan	(1)
10.13*	Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Kimberly J. DeChello	(1)
10.14*	Employment Agreement, dated June 16, 2010, between The KEYW Corporation and John E. Krobath	(10)
10.15*	Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Leonard E. Moodispaw	(10)
10.16*	Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Mark A. Willard	(10)
10.17	Form of Amended and Restated Warrant	(10)
10.18*	The KEYW Holding Corporation 2010 Employee Stock Purchase Plan	(1)
10. 19*	Amendment, dated March 12, 2012, to Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Kimberly J. DeChello	(3)
10.20*	Amendment, dated March 12, 2012, to Employment Agreement, dated June 16, 2010, between The KEYW Corporation and John E. Krobath	(3)
10.21*	Amendment, dated March 12, 2012, to Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Leonard E. Moodispaw	(3)
10. 22*	Amendment, dated March 12, 2012, to Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Mark A. Willard	(3)

10.23*	Second Amendment, dated June 29, 2012, to Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Leonard Moodispaw	(5)
10.24*	Second Amendment, dated June 29, 2012, to Employment Agreement, dated June 16, 2010, between The KEYW Corporation and John E. Krobath	(5)
10.25*	Second Amendment, dated June 29, 2012, to Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Mark A. Willard	(5)
10.26*	Second Amendment, dated June 29, 2012, to Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Kimberly J. DeChello	(5)
10.27*	The KEYW Holding Corporation 2013 Stock Incentive Plan	(6)
10.28*	Form of Incentive Stock Option Agreement for grants pursuant to The KEYW Holding Corporation 2013 Stock Incentive Plan	(11)
10.29*	Form of Non-Qualified Stock Option Agreement for grants pursuant to The KEYW Holding Corporation 2013 Stock Incentive Plan	(11)
10.30*	Form of Restricted Stock Agreement for grants pursuant to The KEYW Holding Corporation 2013 Stock Incentive Plan	(11)
10.33	Amended and Restated Credit Agreement, dated as of November 20, 2012, among The KEYW Corporation, as the Borrower, the domestic direct and indirect subsidiaries of the Borrower and the KEYW Holding Corporation, as Guarantors, the lenders identified in the Amended and Restated Credit Agreement and Royal Bank of Canada, as Administrative Agent	(9)
14.1	Code of Ethics	(2)
21.1	Subsidiaries of the Registrant	x
23.1	Consent of Grant Thornton LLP	x
31.1	Certification of the Chief Executive Officer pursuant to R Rule 13a-14(a)/15d-14(a)	x
31.2	Certification of the Chief Financial Officer pursuant to R Rule 13a-14(a)/15d-14(a)	x
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

(1)	Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-16768).

(2)	Filed as Exhibits 3.1, 3.2 and 14.1, respectively, to Registrant's Form 10-K filed March 29, 2011, File No. 001-34891.

(3)	Filed as Exhibits 10.36, 10.37. 10.38 and 10.39, respectively, to the Registrant's Annual Report on Form 10-K, filed March 15, 2012, File No. 001-34891.

(4)	Filed as Exhibit 2.1 to Registrant's Form 8-K filed August 10, 2011, File No. 001-34891.

(5)	Filed as Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, to Registrant's Current Report on Form 8-K filed July 3, 2012, File No. 001-34891.

(6)	Filed as Annex A to Registrant's Definitive Proxy Statement on Schedule 14A filed July 13, 2012.

(7)	Filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K filed September 12, 2012, File No. 001-34891.

(8)	Filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K filed September 19, 2012, File No. 001-34891.

(9)	Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed November 27, 2012, File No. 001-34891.

(10)	Filed as Exhibits 10.16, 10.17, 10.18 and 10.20, respectively, to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-16768).

(11)	Filed as Exhibits 10.6, 10.7, 10.8, 10.28, 10.29 and 10.30, respectively, to the Registrant's Annual Report on From 10-K for the year ended December 31, 2012, filed March 12, 2013, File No. 001-34891.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE KEYW HOLDING CORPORATION (Registrant)
By:	/s/ Leonard E. Moodispaw
Leonard E. Moodispaw President and Chief Executive Officer; Principal Executive Officer
March 10, 2014

By:	/s/ John E. Krobath
John E. Krobath Executive Vice President and Chief Financial Officer; Principal Financial and Accounting Officer
March 10, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William I. Campbell	/s/ Arthur L. Money
William I. Campbell, Director	Arthur L Money, Director
March 10, 2014	March 10, 2014

/s/ Pierre A. Chao	/s/ Leonard E. Moodispaw
Pierre Chao, Director	Leonard E. Moodispaw, Director
March 10, 2014	March 10, 2014

/s/ John G. Hannon	/s/ Caroline S. Pisano
John G. Hannon, Director	Caroline S. Pisano, Director
March 10, 2014	March 10, 2014

/s/ Kenneth A. Minihan	/s/ Deborah A. Bonanni
Kenneth A. Minihan, Director	Deborah A. Bonanni
March 10, 2014	March 10, 2014