Form 10-Q
period 2014-03-31
KEYW HOLDING CORP
filed 2014-05-01
CIK 1487101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:          March 31, 2014
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
Yes ☐             No ☒

The number of shares outstanding of the issuer’s common stock ($0.001 par value), as of April 22, 2014 was 37,420,511.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and par value per share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64	$2,480
Receivables	49,068	51,198
Inventories, net	12,940	11,305
Prepaid expenses	2,234	2,009
Income tax receivable	4,166	4,133
Deferred tax asset, current	1,133	1,133
Total current assets	69,605	72,258

Property and equipment, net	26,767	26,826
Goodwill	297,484	297,484
Other intangibles, net	26,218	29,343
Other assets	3,071	3,038
TOTAL ASSETS	$423,145	$428,949
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolver	$24,000	$22,000
Accounts payable	7,293	8,004
Accrued expenses	5,422	5,628
Accrued salaries & wages	9,665	11,948
Term note – current portion	7,000	7,000
Deferred revenue	3,320	2,745
Total current liabilities	56,700	57,325
Long-term liabilities:
Term note – non-current portion	54,250	56,000
Non-current deferred tax liability	5,819	8,095
Other non-current liabilities	7,103	7,292
TOTAL LIABILITIES	123,872	128,712
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5 million shares authorized, none issued	—	—
Common stock, $0.001 par value; 100 million shares authorized, 37,403,338 and 36,925,730 shares issued and outstanding	37	37
Additional paid-in capital	304,669	302,557
Accumulated deficit	(5,433)	(2,357)
Total stockholders’ equity	299,273	300,237
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$423,145	$428,949

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Three months ended March 31, 2014	Three months ended March 31, 2013
	(Unaudited)	(Unaudited)
Revenues
Government Solutions	$61,308	$75,855
Commercial Cyber Solutions	2,499	2,017
Total	63,807	77,872
Costs of Revenues, excluding amortization
Government Solutions	41,769	53,354
Commercial Cyber Solutions	546	456
Total	42,315	53,810
Gross Profit
Government Solutions	19,539	22,501
Commercial Cyber Solutions	1,953	1,561
Total	21,492	24,062
Operating Expenses
Operating expenses	22,255	20,233
Intangible amortization expense	3,125	6,921
Total	25,380	27,154
Operating Loss	(3,888)	(3,092)
Non-Operating Expense, net	857	706
Loss before Income Taxes	(4,745)	(3,798)
Income Tax Benefit, net	(1,669)	(1,536)
Net Loss	$(3,076)	$(2,262)
Weighted Average Common Shares Outstanding
Basic	37,154,579	36,378,929
Diluted	37,154,579	36,378,929
Loss per Share
Basic	$(0.08)	$(0.06)
Diluted	$(0.08)	$(0.06)

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)
(In thousands except share amounts)

	Common Stock		Additional Paid-In Capital (APIC)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2014	36,925,730	$37	$302,557	$(2,357)	$300,237
Net loss	—	—	—	(3,076)	(3,076)
Warrant exercise, net	27,972	—	120	—	120
Option exercise, net	252,300	—	368	—	368
Restricted stock issuances	205,473	—	771	—	771
Restricted stock forfeitures	(8,137)	—	(37)	—	(37)
Stock based compensation	—	—	890	—	890
BALANCE, MARCH 31, 2014	37,403,338	$37	$304,669	$(5,433)	$299,273

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands except share amounts)

	Three months ended March 31, 2014	Three months ended March 31, 2013
	(Unaudited)	(Unaudited)
Net loss	$(3,076)	$(2,262)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock compensation	1,624	1,287
Depreciation/Amortization	4,679	8,266
Non-cash impact of TI earn-out reduction	—	(146)
Windfall tax benefit from option exercise	(421)	—
Deferred taxes	(2,276)	(721)
Changes in operating assets and liabilities:
Receivables	2,130	(947)
Inventories, net	(1,635)	70
Prepaid expenses	(225)	(63)
Income tax, net	574	(407)
Accounts payable	(711)	1,675
Accrued expenses	(2,289)	(6,647)
Other balance sheet changes	(34)	37
Net cash (used in) provided by operating activities	(1,660)	142
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(6,725)
Purchases of property and equipment	(1,494)	(2,108)
Capitalized software development costs	—	(1,273)
Net cash used in investing activities	(1,494)	(10,106)
Cash flows from financing activities:
Proceeds from revolver, net	2,000	8,000
Repayment of debt	(1,750)	(1,313)
Windfall tax benefit from option exercise	421	—
Proceeds from option and warrant exercises	67	705
Net cash provided by financing activities	738	7,392
Net decrease in cash and cash equivalents	(2,416)	(2,572)
Cash and cash equivalents at beginning of period	2,480	5,639
Cash and cash equivalents at end of period	$64	$3,067
Supplemental disclosure of cash flow information:
Cash paid for interest	$618	$980
Cash paid for taxes	$35	$406

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

The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. Certain information and note disclosures normally included in the annual financial statements have been condensed or omitted pursuant to those instructions. This interim information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2013, contained in our Annual Report on Form 10-K and filed with the Securities and Exchange Commission on March 10, 2014. Interim results may not be indicative of our full fiscal year performance.

Corporate Organization
The KEYW Holding Corporation (“Holdco” or "KEYW") was incorporated in Maryland in December 2009. Holdco is a holding company and conducts its operations through The KEYW Corporation (“Opco”), Hexis Cyber Solutions, Inc. ("Hexis"), and their respective wholly owned subsidiaries. Opco was incorporated in Maryland in May 2008 and began operations on August 4, 2008. Opco became Holdco's wholly-owned subsidiary on December 29, 2009, as part of a corporate reorganization (the “Reorganization”). Hexis (formerly named JKA Technologies, Inc.) was incorporated in Maryland in August 2002 and began operations as a commercial cyber security business in July 2013.

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

We have acquired multiple businesses and operating entities since our inception. See Note 2 - Acquisitions for additional information on these acquisitions.

Principles of Consolidation
The consolidated financial statements include the transactions of KEYW, Opco, Hexis and their wholly owned subsidiaries from the date of their acquisition. All intercompany accounts and transactions have been eliminated.

Revenue Recognition
We derive the majority of our revenue from time-and-materials, firm-fixed-price, cost-plus-fixed-fee, cost-plus-award-fee contracts and software licensing and maintenance. Revenues from cost reimbursable contracts are recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost reimbursable contracts, we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as prior award experience and communications with the client regarding performance. For cost reimbursable contracts with performance-based fee incentives, we recognize the relevant portion of the fee upon customer approval. For time-and-materials contracts, revenue is recognized based on billable rates times hours delivered plus materials and other reimbursable costs incurred. For firm-fixed-price service contracts, revenue is recognized using the proportional performance based on the estimated total costs of the project. For fixed-price production contracts, revenue and cost are recognized at a rate per unit as the units are delivered or by other methods to measure services provided. This method of accounting requires estimating the total revenues and total contract costs of the contract. During the performance of contracts, these estimates are periodically reviewed and revisions are made as required. The impact on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses on such contracts. Estimated losses on contracts at completion are recognized when identified.
Contract revenue recognition inherently involves estimation. Examples of estimates include the contemplated level of effort to accomplish the tasks under the contract, the cost of the effort, and an ongoing assessment of our progress toward completing the contract. From time to time, as part of our management processes, facts develop that require us to revise our estimated total costs

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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
The Company recognizes software licenses, maintenance or related professional services revenue only when there is persuasive evidence of an arrangement, delivery to the customer has occurred, the fee is fixed and determinable and collectability is reasonably assured.

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

Inventories
Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Our inventory consists of specialty products that we manufacture on a limited quantity basis for our customers. We manufacture at quantity levels that are projected to be sold in the six-month period following production. The Company has not had any products sold below their standard pricing less applicable volume discounts. As of March 31, 2014, and December 31, 2013, we had no recorded inventory reserve.

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

tenant improvements made to the leased space. These improvements are capitalized as property and equipment, and the allowances are classified as a deferred lease incentive liability. This incentive is considered a reduction of rental expense by the lessee over the term of the lease and is recognized on a straight-line basis over the same term.

Software Development Costs
Costs of internally developed software for resale are expensed until the technological feasibility of the software product has been established. In accordance with the pronouncement on software development costs of the Accounting Standards Codification (“ASC”), software development costs are capitalized and amortized over the product's estimated useful life. The Company determined that it had achieved technological feasibility during the third quarter of 2012 on certain software being developed and had capitalized approximately $4.3 million of software development costs as of March 31, 2014 and December 31, 2013. The capitalized software development costs will be amortized using the greater of straight-line method or as a percentage of revenue recognized from the sale of the capitalized software.

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

Goodwill
Purchase price in excess of the fair value of tangible assets and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. In accordance with FASB ASC Topic 350-20, Goodwill, the Company tests for impairment at least annually. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. As of and subsequent to the measurement date October 1, 2013, the Company has operated as two reporting units. The fair value of each reporting unit is estimated using either qualitative analysis or a combination of income and market approaches. If the carrying amount of the unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company evaluated goodwill during the fourth quarter of fiscal year 2013 and concluded there was no impairment to the carrying value of goodwill. No events occurred during the period ended March 31, 2014 that required a new impairment test.

Intangibles
Intangible assets consist of the value of customer related intangibles acquired in various acquisitions. Intangible assets are amortized on a straight line basis over their estimated useful lives unless the pattern of usage of the benefits indicates an alternative method is more representative. The useful lives of the intangibles range from one to seven years.

Concentrations of Credit Risk
We maintain cash balances that at times exceed the federally insured limit on a per financial institution basis. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to cash. In addition, we have credit risk associated with our receivables that arise in the ordinary course of business. In excess of 90% of our contracts are issued by the US Government and any disruption to cash payments from our end customer could put the Company at risk.

Use of Estimates
Management uses estimates and assumptions in preparing these condensed consolidated financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Significant estimates include amortization lives, depreciation lives, percentage of completion revenue, VSOE, inventory obsolescence reserves, income taxes and stock compensation expense. Actual results could vary from the estimates that were used.

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

Research and Development
Internally funded research and development expenses are expensed as incurred and are included in cost of operations in the accompanying consolidated statement of operations. In accordance with FASB ASC Topic 730, Research and Development, such costs consist primarily of payroll, materials, subcontractor and an allocation of overhead costs related to product development. Research and development costs totaled $3.6 million and $1.2 million for the three months ended March 31, 2014 and 2013, respectively.

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

For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax liability or benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax obligations or benefits and subsequent adjustments as considered appropriate by management. The Company's policy is to record interest and penalties as an increase in the liability for uncertain tax obligations or benefits and a corresponding increase to the income tax provision. No such adjustments were recorded during the three months ended as of March 31, 2014 or the year ended December 31, 2013.

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
The following table presents the calculation of basic and diluted net income per share (in thousands except per share amounts):

	Three months ended
	March 31, 2014	March 31, 2013
Net loss	$(3,076)	$(2,262)
Weighted average shares – basic	37,155	36,379
Effect of dilutive potential common shares	—	—
Weighted average shares – diluted	37,155	36,379
Net loss per share – basic	$(0.08)	$(0.06)
Net loss per share – diluted	$(0.08)	$(0.06)
Anti-dilutive share-based awards, excluded	—	3,890
Outstanding options and warrants, total	7,530	7,950
Employee equity share options, restricted shares, and warrants granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options and in-the-money warrants and unvested restricted stock. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible, are collectively assumed to be used to repurchase shares. As we incurred a net loss for the quarters ended March 31, 2014 and 2013, none of the outstanding options or warrants were included in the diluted share calculation as they would have been anti-dilutive.
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

The following assumptions were used for option grants during the periods ended March 31, 2014 and 2013.

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

Segment Reporting
FASB ASC Section 280, Segment Reporting, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. The guidance also establishes standards for related disclosures about products and services, geographic areas and major customers. From the fourth quarter of 2011 to the fourth quarter of 2013, the Company operated two segments. These segments were Services and Integrated Solutions (ISP).
Management evaluated the Company’s segment disclosure during the fourth quarter of 2013, as a result of the increasing importance and focus on our commercial software group and the changing mix of our government contracting business. We reviewed the internal reports used by our chief operating decision makers, the methodology under which we are allocating capital and measuring performance, the growing financial impact of our commercial software group and the macro environment under which the Company operates. Based on that evaluation, we changed our segments from the previously identified Services and ISP to Government Solutions and Commercial Cyber Solutions. The Commercial Cyber Solutions group had been part of ISP beginning with the fourth quarter 2012 acquisition of Sensage, as prior to that time we had no commercial software operations. Upon review of the remaining ISP business, the business model is not materially different from our Services segment and is now managed in an integrated environment not present when we originally segmented the Company in the fourth quarter of 2011.
Recently Issued Accounting Pronouncements
In September 2013, the US Internal Revenue Service (IRS) issued new regulations for capitalizing and deducting costs incurred to acquire, produce, or improve tangible property. These new regulations are effective for taxable years beginning on or after

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

January 1, 2014; however, they are considered enacted as of the date of issuance. As a result of the new regulations, the Company is required to review its existing income tax accounting methods related to tangible property, and determine, which, if any, income tax accounting method changes are required; whether the Company will file any income tax accounting method changes with its 2014 federal income tax return; and the potential financial statement impact. The Company has reviewed its existing income tax accounting methods related to tangible property and based on the Company’s assessment, the new regulations will not have a material effect on the Company’s consolidated financial statements.

2. ACQUISITIONS

The Company has completed multiple acquisitions since it began operations in August 2008. The acquisitions were made to increase the Company’s skill sets and to create sufficient critical mass to be able to serve as prime contractor on significant contracts. All of the acquisitions resulted in the Company recording goodwill and other intangibles. The goodwill was primarily a result of the acquisitions focusing on acquiring cleared personnel to expand our presence with our main customers. The value of having that personnel generated the majority of the goodwill from the transactions and drove much of the purchase price in addition to other identified intangibles including contracts, customer relationships, contract rights and intellectual property. Several of the acquisitions involved issuance of Company common stock. The stock price for acquisition accounting was determined by the fair value on the acquisition date.

Details of the acquisition completed since January 1, 2013 are outlined below:

IDEAL Technology Corporation
On January 31, 2013 the Company acquired IDEAL Technology Corporation ("IDEAL") for $7.0 million in cash and 157,655 shares of KEYW stock valued at $12.69 for a total purchase price of $9.1 million. IDEAL is not considered material to the financial results of KEYW.

The total purchase price paid for the acquisition described above have been allocated as follows (in thousands):

IDEAL

Cash	$301
Current assets, net of cash acquired	894
Fixed assets	70
Intangibles	2,056
Goodwill	6,623
Total Assets Acquired	9,944
Current liabilities	865
Total Liabilities Assumed	865
Net Assets Acquired	$9,079
Net Cash Paid	$6,751
Equity Issued	2,027
Actual Cash Paid	$7,052

All acquisitions were accounted for using the acquisition method of accounting. Results of operations for each acquired entity were included in the consolidated financial statements from the date of each acquisition. The acquisition outlined above complements the Company's strategic plan to expand its classified intelligence offerings into the national security marketplace. The acquisition provides the Company with access to key customers, security clearances and technical expertise. As a result of these factors, the Company paid a purchase price that resulted in recording goodwill as part of the purchase price allocation.

Pro forma income statements are not presented for three months ended March 31, 2014 and 2013 as there have been no material acquisitions during these periods.

3. FAIR VALUE MEASUREMENTS

We group financial assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Level 1	Valuations for assets and liabilities traded in active exchange markets. Valuations are obtained from available pricing sources for market transactions involving identical assets or liabilities.

Level 2
Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities which use observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices for similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

At March 31, 2014, the Company did not have any financial assets or liabilities that were carried at fair value.

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
Accounts Receivable
Billed	$33,857	$35,757
Unbilled	15,211	15,441
Total Accounts Receivable	$49,068	$51,198

Unbilled amounts represent revenue recognized which could not be billed by the period end based on contract terms. The majority of the unbilled amounts were billed subsequent to period end. Retainages typically exist at the end of a project and/or if there is a disputed item on an invoice received by a customer. At March 31, 2014 and December 31, 2013, retained amounts are insignificant and are expected to be collected subsequent to the balance sheet date.
Most of the Company's revenues are derived from contracts with the US Government, in which we are either the prime contractor or a subcontractor, depending on the award.

5. INVENTORIES

Inventories at March 31, 2014 and December 31, 2013 consisted of work in process at various stages of production and finished goods. This inventory, which consists primarily of mobile communications devices, is valued at the lower of cost (as calculated using the weighted average method) or market. The cost of the work in process consists of materials put into production, the cost of labor and an allocation of overhead costs. At March 31, 2014, and December 31, 2013, we have no inventory reserve.

6. PREPAID EXPENSES

Prepaid expenses at March 31, 2014 and December 31, 2013, primarily consist of prepaid insurance, interest and software licenses.

7. PROPERTY AND EQUIPMENT

Property and equipment are as follows:

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

	March 31, 2014	December 31, 2013
	(In thousands)
Property and Equipment
Aircraft	$9,497	$9,163
Leasehold Improvements	14,077	13,753
Manufacturing Equipment	4,095	4,064
Software Development Costs	4,263	4,263
Office Equipment	9,334	8,528
Total	$41,266	$39,771
Accumulated Depreciation	(14,499)	(12,945)
Property and Equipment, net	$26,767	$26,826

Depreciation expense charged to operations was $1.6 million and $1.3 million for the three months ended March 31, 2014 and 2013, respectively.

There was no amortization of software development costs in the periods presented.

8. AMORTIZATION OF INTANGIBLE ASSETS

The following values were assigned to intangible assets (other than goodwill) for the acquisitions noted below:

		March 31, 2014 (In thousands)
Acquisition	Intangible	Gross Book Value	Accumulated Amortization	Net Book Value
S&H	Contracts – Fixed Price Level of Effort	$1,606	$(1,470)	$136
ESD	Contracts	1,207	(1,130)	77
Everest	Contracts	4,690	(3,127)	1,563
FASI	Contracts	2,775	(2,024)	751
Poole	Contract rights	20,914	(6,274)	14,640
Sensage	Intellectual Property	4,567	(2,284)	2,283
Sensage	Customer Relationships	3,682	(1,105)	2,577
Rsignia	Intellectual Property	5,001	(2,223)	2,778
Dilijent	Intellectual Property	1,000	(444)	556
IDEAL	Intellectual Property	2,056	(1,199)	857
		$47,498	$(21,280)	$26,218

The Company recorded amortization expense of $3.1 million and $6.9 million for the three months ended March 31, 2014 and 2013, respectively.

During the first quarter of 2013, the Company determined that the earn-out relating to the acquisition of certain government contracting assets from National Semiconductor Corporation (“TI”) would not be achieved. As such, the remaining intangible asset and accrued earn-out relating to the TI acquisition were written-down resulting in a net non-operating gain of $146,000.

Estimated future intangible amortization expense by year as of March 31, 2014 (In thousands):
Remainder of 2014	2015	2016	2017
$8,539	$9,071	$4,919	$3,689

9. DEBT
On October 1, 2012, the Company entered into a senior credit agreement, (the “Credit Agreement”), by and among itself, the

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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
On November 20, 2012, the Company amended the Credit Agreement to increase both the term loan and the amount available under the Revolver by $10 million each as well as adding additional lenders to the Credit Agreement. This brings the term loan to $70 million and the Revolver to $50 million. On March 14, 2014, the Company amended the Credit Agreement by temporarily adjusting the financial covenants and adding two new corresponding pricing tiers to the interest rate margins. The Company is required to comply with certain financial covenants contained in the Credit Agreement. As of March 31, 2014, the Company was in compliance with all covenants as under the Credit agreement.
In connection with the issuance of the term loan and revolving credit facility in 2012 the Company incurred $3,199,000 in financing costs. These financing costs are being amortized using the effective interest rate method over a five year period, the life of the related debt. The Company recognized $160,000 in amortization expense for the three months ended March 31, 2014 and 2013. The Company is estimated to incur future amortization expense of $480,000 for the remainder of 2014 and $640,000, $640,000 and $480,000 for the years ended December 31, 2015 to 2017, respectively. The agreement also has a $37,500 quarterly agency fee payable as incurred. This amount is not included in the deferred financing costs as it only applies until the loans are repaid.
At March 31, 2014, the Company had fully drawn the available funds under the term loan and had $24.0 million outstanding under the Revolver. The Company has recorded the Revolver as a current debt due to the unstructured repayment terms and the Company's practice of using free cash flow to pay down debt. The term loan requires certain quarterly payments and the first six of those payments have been made as of March 31, 2014 totaling $8.7 million, bringing the term loan balance to $61.3 million. The payment schedule for the term loan by year is as follows:

Required Future Loan Payments (In thousands) :
Remainder of 2014	2015	2016	2017
$5,250	$7,000	$7,000	$42,000

Interest expense recorded under the credit facilities was $854,000 and $908,000 during the three months ended March 31, 2014 and 2013, respectively.

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

The option grants during the first three months of 2014 consist of options issued to new hires or discretionary awards. All equity issuances have an exercise price at market value or higher based upon our publicly-traded share price on the date of grant.

The Black-Scholes model requires certain inputs related to dividend yield, risk-free interest rate, expected volatility and forfeitures in order to price the option values. During 2014, our assumptions related to these inputs were as follows:

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

-Dividend yield was zero as we have not paid and have no current intentions to pay any dividends

-Risk-free interest rate ranging from 1.47% - 1.62%

-Expected volatility ranging from 36.35% - 46.68%

-Forfeitures ranging from 11% - 37%

A summary of stock option activity for the period ended March 31, 2014 is as follows:

	Number of Shares	Option Exercise Price	Weighted Average Exercise Price
Outstanding January 1, 2014	3,081,674
Granted	643,670	$17.11 - $17.71	$17.11
Exercised	(459,905)	$5.00 - $14.88	$8.14
Cancelled	(40,537)	$5.50 - $17.11	$12.40
Options Outstanding March 31, 2014	3,224,902

All stock based compensation has been recorded as part of operating expenses. Accounting standards require forfeitures to be estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture estimates are disclosed in the information regarding the option grants above. For the periods ended March 31, 2014 and 2013, share-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. The total unrecognized stock compensation expense at March 31, 2014, is approximately $12.0 million, which will be recognized over three years.

As of March 31, 2014, outstanding stock options were as follows:

Exercise Price	Options Outstanding	Intrinsic Value	Options Vested	Intrinsic Value	Weighted Average Remaining Life (Years)
$5.00 – $5.50	496,500	$6,600,965	484,950	$6,448,390	5.40
$6.90 – $7.66	297,967	3,363,994	214,432	2,420,897	7.83
$7.96 – $8.14	74,512	799,469	52,943	568,448	7.63
$9.17 – $10.98	284,869	2,541,414	225,373	2,030,162	7.14
$11.18 - $11.99	389,092	2,830,731	224,756	1,612,832	8.21
$12.28 - $12.97	480,184	2,892,512	248,139	1,499,034	8.46
$13.00 - $13.48	209,622	1,162,822	77,517	434,600	8.87
$14.03 - $14.88	344,236	1,452,809	327,371	1,380,763	6.97
$16.08 - $17.71	647,920	1,040,109	18,566	30,569	9.85
	3,224,902	$22,684,825	1,874,047	$16,425,695

2013 Stock Incentive Plan
Total equity available to issue	2,000,000
Total equity outstanding or exercised	1,520,543
Total equity remaining	479,457

Restricted Stock Awards
During 2014, the Company has issued 205,473 shares of restricted stock for employee incentive plans, strategic hires and director compensation as follows: 153,580 shares to existing employees under the long-term incentive plan; 21,988 shares to existing employees as discretionary awards; 8,905 shares to new hires and 21,000 shares to board members. These shares cliff vest in three years. The expense for these shares will be recognized over the vesting life of each individual tranche of shares based upon the fair value of a share of stock at the date of grant. All restricted stock awards have no exercise price.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

As of March 31, 2014, outstanding unvested restricted stock awards were as follows:

Unvested Shares
Outstanding January 1, 2014	603,500
Granted	205,473
Vested	(120,109)
Cancelled	(8,137)
Outstanding March 31, 2014	680,727

11. WARRANTS

During the first three months of 2014, warrant holders exercised 28,705 warrants, with 26,425 exercised for cash and 2,280 exercised cashlessly. The warrants exercised for cash consisted of 16,875 warrants exercised at $4.00 per share and 9,550 warrants exercised at $5.50 per share. The total cash received from these exercises was $120,000. Under our warrant agreements, warrants may also be exercised cashlessly based on the average price of the Company's common stock for the 5 days prior to exercise. Under this methodology the warrants that were exercised cashlessly were exchanged for 1,547 shares of the Company's common stock.

As of March 31, 2014, outstanding warrants were as follows:

Exercise Price	Warrants Outstanding	Warrants Vested	Weighted Average Remaining Life (Years)
$4.00	1,752,375	1,752,375	1.39
$5.50	2,184,495	2,184,495	2.13
$9.25	210,000	210,000	2.96
$12.65	158,116	158,116	5.66
	4,304,986	4,304,986

12. SEGMENTS

The Company specifically identifies acquired goodwill and intangibles with specific segments. Fixed assets are segregated by segment with assets also being assigned to Corporate for those assets that are not specifically identified for either segment.

	As of and for the three months ended March 31, 2014 (In thousands and unaudited)
	Government Solutions	Commercial Cyber Solutions	Corporate
Goodwill	$282,017	$15,467	$—
Intangibles, net	18,580	7,638	—
Property and Equipment, net	9,559	6,218	10,990
Depreciation Expense	866	148	540
Intangible Amortization	2,143	982	—

	For the three months ended March 31, 2013 (In thousands and unaudited)
	Government Solutions	Commercial Cyber Solutions	Corporate
Depreciation Expense	$927	$13	$405
Intangible Amortization	5,890	1,031	—

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

	As of December 31, 2013 (In thousands)
	Government Solutions	Commercial Cyber Solutions	Corporate
Goodwill	$282,017	$15,467	$—
Intangibles, net	20,723	8,620	—
Property and Equipment, net	9,959	5,470	11,397

13. SUBSEQUENT EVENTS

In connection with the preparation of its financial statements for the three months ended March 31, 2014, the Company has evaluated events that occurred subsequent to March 31, 2014, to determine whether any of these events required recognition or disclosure in the first three months of the 2014 financial statements. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that management believes is relevant to an assessment and an understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the attached unaudited consolidated financial statements and accompanying notes as well as our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 10, 2014.

FORWARD-LOOKING STATEMENTS
The matters discussed in this Quarterly Report may constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, activity levels, performance or achievements to be materially different from any future results, activity levels, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “could”, “expect”, “estimate”, “may”, “potential”, “will”, and “would”, or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. There may be events in the future that we are not able to predict or control accurately, and numerous factors may cause events, our results of operations, financial performance, achievements, or industry performance, to differ materially from those reflected in the forward-looking statements. The factors listed in the section captioned “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 10, 2014, as well as any cautionary language in this Quarterly Report, provide examples of such risks, uncertainties, and events.

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

Our engineering services solutions are focused on Intelligence Community customers including the National Security Agency (NSA), the National Reconnaissance Office (NRO), the National Geospatial Intelligence Agency (NGA), the Army Geospatial Center (AGC) and various other agencies within the Intelligence Community and Department of Defense (DoD). In addition, we provide our products and services to US federal, state and local law enforcement agencies and commercial enterprises. Our innovative solutions, understanding of intelligence and national security missions, management's long-standing and successful customer relationships and operational capabilities, and best-in-class employee base position us to continue our growth as we expand into the cybersecurity market. We are highly focused on assisting our customers in achieving their mission of cyber superiority both defensively and offensively within the entire domain of cyberspace and doing so in time to observe, respond to and where possible prevent threat events, actions and agents from inflicting harm. Additionally, over the past three years, we have expanded our solutions to encompass a broad spectrum of geospatial intelligence or GEOINT, capabilities. We believe today's complex, geographically distributed cyber threat environment is driving a convergence of cyber intelligence and geospatial intelligence.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

KEYW’s primary areas of expertise include:

•	providing sophisticated engineering services and solutions that help our customers solve discreet and complex cybersecurity, cyber superiority, and geospatial and other intelligence challenges;

•	using multiple intelligence collection techniques to collect data and information in cyberspace, encompassing the entire electromagnetic spectrum;

•	processing data and information from cyberspace to make it accessible to a wide range of analytical needs and resources;

•	analyzing data and information that have been collected, processed, correlated, and made easily accessible to transform them into usable information for our customers;

•	developing next generation cyber defense and security incident response platforms designed to detect, investigate, and remove advanced cyber threats from enterprise information technology networks;

•
developing data warehousing and business intelligence solutions to address the most advanced use cases in Security Information and Event Management, log management, and Call Detail Record (CDR) retention and retrieval;

•	providing specialized training, field support, and test and evaluation services;

•	development, integration, rapid deployment and sustainment of agile airborne intelligence, surveillance, and reconnaissance collection platforms to austere environments; and

•
responding quickly and decisively to demanding and emergent customer requirements, with agile processes and methods that enable us to satisfy requirements that are constantly changing to meet an agile, aggressive and ever-changing threat environment.

In July 2013, we began operations of Hexis Cyber Solutions, Inc., a wholly-owned subsidiary of The KEYW Holding Corporation, and introduced the HawkEye family of products and services. Hexis Cyber Solutions comprises KEYW’s “Project G” organization and Sensage, Inc., which was acquired by KEYW in October 2012. On October 8, 2013, KEYW and Hexis announced commercial availability of HawkEye G, the Company’s flagship product designed to quickly detect advanced cyber threats and take automatic action to apply countermeasures and remove the threats from the network. Hexis also markets HawkEye AP, a high performance event data warehouse and analytics platform for applications including log management, call detail record/internet protocol data record management, and risk and compliance applications.

CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any, are disclosed in the financial statements. On an ongoing basis, we evaluate our estimates and assumptions, including those related to long-term contracts, product returns, bad debts, inventories, fixed asset lives, income taxes, environmental matters, litigation, and other contingencies. These estimates and assumptions are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2013. We base our estimates and assumptions on historical experience and on various factors that are believed to be reasonable under the circumstances, including current and expected economic conditions, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from our estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our Annual Report on Form 10-K for year ended December 31, 2013.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2014, AND MARCH 31, 2013
The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED OVERVIEW (In thousands)	Three months ended March 31, 2014	% of Revenue	Three months ended March 31, 2013	% of Revenue
Revenue	$63,807	100.0%	$77,872	100.0%
Gross Margin	21,492	33.7%	24,062	30.9%
Operating Expenses	22,255	34.9%	20,233	26.0%
Intangible Amortization	3,125	4.9%	6,921	8.9%
Non-operating Expense, net	857	1.3%	706	0.9%

Revenue decreased by $14.1 million or 18% for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The main drivers for the revenue decrease were sequestration-related reductions to the Radio programs from the Poole acquisition and federal government closings and delayed openings due to inclement weather as our work force and customers are predominately located in the greater Washington, D.C. area. We estimate the revenue impact related to the federal government weather related closings during the three months ended March 31, 2014 to be approximately $4 million.
Gross margin decreased in dollars and increased as a percentage of revenue for the quarter ended March 31, 2014, as compared to the quarter ended March 31, 2013. The decrease in dollars was predominately due to the decrease in revenue discussed above. The slight increase in gross margin percentage is due primarily to proportionally less lower margin subcontract revenue for the three months ended March 31, 2014, as compared to the same period in 2013.
Our cost of operations increased by $2.0 million and as a percentage of revenue for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The main driver for this increase is the increased infrastructure within the Commercial Cyber Solutions segment partially offset by cost reductions in our Government Solutions segment.
Intangible amortization expense has decreased as a result of certain intangibles from prior acquisitions becoming fully amortized. We expect intangible amortization expense as compared to the same period in the prior year to decline during the remainder of 2014 as our intangibles become fully amortized.
Non-operating expense increased by $152,000 for the three months ended March 31, 2014, as compared to the same period from 2013. The main driver for the increase was that during the three months ended March 31, 2013, there was a non-cash gain of $146,000 associated with the write-down of the TI earn-out and related intangible assets.

GOVERNMENT SOLUTIONS SEGMENT RESULTS (In thousands)	Three months ended March 31, 2014	% of Revenue	Three months ended March 31, 2013	% of Revenue
Revenue	$61,308	100.0%	$75,855	100.0%
Gross Margin	19,539	31.9%	22,501	29.7%
Operating Expense	13,712	22.4%	17,035	22.5%
Intangible Amortization	2,143	3.5%	5,890	7.8%

Revenue for the three months ended March 31, 2014, decreased on a year-over-year basis by $14.5 million, or 19% as compared to the three months ended March 31, 2013. The largest drivers for the decrease were sequestration-related reductions to the Radio programs from the Poole acquisition, a reduction in pricing associated with the new contract for our airborne collection services, the timing of certain product sales and federal government closings and delayed openings due to inclement weather as our work force and customers are predominately located in the greater Washington, D.C. area. We estimate the revenue impact related to the federal government weather related closings during the three months ended March 31, 2014 to be approximately $4 million.
Gross margin decreased in dollars and increased slightly as a percentage of revenue for the quarter ended March 31, 2014, as compared to the quarter ended March 31, 2013. The decrease in dollars was predominately due to the decrease in revenue discussed above. The slight increase in gross margin percentage is due primarily to proportionally less lower margin subcontract revenue for the three months ended March 31, 2014, as compared to the same period in 2013.
Operating expense decreased $2.7 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The main drivers for this decrease were cost reduction measures that were implemented in the middle of 2013, staffing reductions in overhead management and synergies derived from prior acquisitions.
Amortization expense decreased primarily as a result of certain intangibles from prior acquisitions becoming fully amortized.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

COMMERCIAL CYBER SOLUTIONS SEGMENT RESULTS (In thousands)	Three months ended March 31, 2014	% of Revenue	Three months ended March 31, 2013	% of Revenue
Revenue	$2,499	100.0%	$2,017	100.0%
Gross Margin	1,953	78.2%	1,561	77.4%
Operating Expense	8,543	341.9%	3,198	158.6%
Intangible Amortization	982	39.3%	1,031	51.1%

Revenue for the three months ended March 31, 2014, increased on a year-over-year basis by $0.5 million, or 23%, as compared to the three months ended March 31, 2013. The main driver for the increase was additional license sales in 2014.
Gross margins as a percentage of revenue were consistent for the three months ended March 31, 2014, and 2013.
Operating expense increased $5.3 million during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The main driver for the increase was additional investment in infrastructure related to our new software platform. We more than doubled our sales team, built a more robust customer delivery infrastructure and continued to build out our technical team.
Intangible amortization decreased primarily as a result of certain intangibles from prior acquisitions becoming fully amortized.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents totaled approximately $0.1 million at March 31, 2014. Our working capital, defined as current assets minus current liabilities, was $12.9 million. This represents a decrease of approximately $2.0 million from December 31, 2013, primarily due to increased borrowings on our revolver under our credit facility to fund the pay down of the term note. At March 31, 2014, we are in compliance with all of our debt covenants.
We believe that cash from operations will be sufficient to fund our operations as we continue to grow, in addition to allowing us to continue to pay down our outstanding debt. We may use our line of credit to fund acquisitions and to provide liquidity in the event of federal government budgetary issues, including the failure or delay by Congress and the President in approving federal budgets in the future. We may also use the line of credit as we continue to invest in our emerging commercial software product and to expand our flight capabilities. It may be necessary to use our line of credit to pay the balance of the Exelis litigation settlement, which was accrued for in the third quarter of 2013 and is due in the second quarter of 2014. We may also raise additional capital through future equity financing.
We will continue to acquire companies when there is a strategic fit. At March 31, 2014, we had approximately $51 million of available funds, including our credit facility and its uncommitted accordion feature, with which to complete additional acquisitions under our existing credit facilities. We may need to increase our credit facilities to complete large acquisitions that require a significant cash component. It is management's intention to not expand our credit facilities such that our leverage ratio would exceed 3.5 times trailing earnings of ourselves and any material acquisitions.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding our exposure to interest rates and foreign exchange rate risks.

Interest Rate Risk
At March 31, 2014, we had $85.3 million outstanding balance under credit facilities. Historically, we have not mitigated our exposure to fluctuations in interest rates by entering into interest rate hedge agreements, nor do we have any plans to do so in the immediate future. We believe that a 10 percent change in interest rates would be immaterial to the Company over the next six months.

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

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As of March 31, 2014, and the date of this filing, the Company is not party to any material on-going legal proceedings.

ITEM 6.    EXHIBITS

Exhibits – See Exhibit Index

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KEYW HOLDING CORPORATION

Date:	May 1, 2014	By:	/s/ Leonard E. Moodispaw
Leonard E. Moodispaw
President and Chief Executive Officer

Date:	May 1, 2014	By:	/s/ Philip L. Calamia
Philip L. Calamia
Executive Vice President and Chief Financial Officer

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Exhibit No.	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of the Company, as filed on October 6, 2010	(1)

3.2	Amended and Restated Bylaws of the Company	(2)

4.3	Specimen of Common Stock Certificate	(3)

10.1	Third Amendment to Employment Agreement, dated March 20, 2014, between The KEYW Corporation and John E. Krobath	x

10.2
Amendment Number 2, dated as of March 14, 2014, among The KEYW Corporation, as Borrower, The KEYW Holding Corporation and direct and indirect subsidiaries thereof, as guarantors, certain lenders party thereto and Royal Bank of Canada, as administrative agent for the Lenders
x

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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