Form 10-Q
period 2014-06-30
KEYW HOLDING CORP
filed 2014-07-31
CIK 1487101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:          June 30, 2014
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
Yes ☐             No ☒

The number of shares outstanding of the issuer’s common stock ($0.001 par value), as of July 22, 2014 was 37,566,875.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except share and par value per share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,097	$2,480
Receivables	60,815	51,198
Inventories, net	15,405	11,305
Prepaid expenses	2,674	2,009
Income tax receivable	7,209	4,133
Deferred tax asset, current	1,133	1,133
Total current assets	91,333	72,258

Property and equipment, net	28,036	26,826
Goodwill	297,484	297,484
Other intangibles, net	24,852	29,343
Other assets	2,874	3,038
TOTAL ASSETS	$444,579	$428,949
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolver	$30,000	$22,000
Accounts payable	17,413	8,004
Accrued expenses	3,870	5,628
Accrued salaries and wages	14,700	11,948
Term note – current portion	7,000	7,000
Deferred revenue	2,409	2,745
Total current liabilities	75,392	57,325
Long-term liabilities:
Term note – non-current portion	52,500	56,000
Non-current deferred tax liability	8,211	8,095
Other non-current liabilities	7,057	7,292
TOTAL LIABILITIES	143,160	128,712
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5 million shares authorized, none issued	—	—
Common stock, $0.001 par value; 100 million shares authorized, 37,548,949 and 36,925,730 shares issued and outstanding	38	37
Additional paid-in capital	308,544	302,557
Accumulated deficit	(7,163)	(2,357)
Total stockholders’ equity	301,419	300,237
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$444,579	$428,949

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Government Solutions	$72,057	$75,809	$133,365	$151,663
Commercial Cyber Solutions	2,172	2,449	4,671	4,467
Total	74,229	78,258	138,036	156,130
Costs of Revenues, excluding amortization
Government Solutions	49,861	52,195	91,630	105,549
Commercial Cyber Solutions	519	463	1,065	919
Total	50,380	52,658	92,695	106,468
Gross Profit
Government Solutions	22,196	23,614	41,735	46,114
Commercial Cyber Solutions	1,653	1,986	3,606	3,548
Total	23,849	25,600	45,341	49,662
Operating Expenses
Operating expenses	22,402	22,501	44,657	42,734
Intangible amortization expense	2,934	6,091	6,059	13,012
Total	25,336	28,592	50,716	55,746
Operating Loss	(1,487)	(2,992)	(5,375)	(6,084)
Non-Operating Expense, net	1,198	868	2,055	1,574
Loss before Income Taxes	(2,685)	(3,860)	(7,430)	(7,658)
Income Tax Benefit, net	(955)	(1,500)	(2,624)	(3,036)
Net Loss	$(1,730)	$(2,360)	$(4,806)	$(4,622)
Weighted Average Common Shares Outstanding
Basic	37,467,264	36,612,537	37,309,516	36,489,914
Diluted	37,467,264	36,612,537	37,309,516	36,489,914
Loss per Share
Basic	$(0.05)	$(0.06)	$(0.13)	$(0.13)
Diluted	$(0.05)	$(0.06)	$(0.13)	$(0.13)

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)
(In thousands except share amounts)

	Common Stock		Additional Paid-In Capital (APIC)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2014	36,925,730	$37	$302,557	$(2,357)	$300,237
Net loss	—	—	—	(4,806)	(4,806)
Warrant exercise, net	31,097	—	133	—	133
Option exercise, net	272,720	1	1,536	—	1,537
Restricted stock issuances	237,523	—	1,611	—	1,611
Restricted stock forfeitures	(13,987)	—	(72)	—	(72)
Equity issued as part of acquisitions, net	95,866	—	1,016	—	1,016
Stock based compensation	—	—	1,763	—	1,763
BALANCE, JUNE 30, 2014	37,548,949	$38	$308,544	$(7,163)	$301,419

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands except share amounts)

	Six months ended June 30, 2014	Six months ended June 30, 2013
	(Unaudited)	(Unaudited)
Net loss	$(4,806)	$(4,622)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock compensation	3,302	2,820
Depreciation/Amortization	9,530	15,851
Non-cash impact of TI earn-out reduction	—	(146)
Windfall tax benefit from option exercise	(1,417)	—
Deferred taxes	117	(3,398)
Changes in operating assets and liabilities:
Receivables	(9,616)	(1,005)
Inventories, net	(4,036)	316
Prepaid expenses	(666)	(270)
Income tax, net	(1,474)	96
Accounts payable	9,409	2,267
Accrued expenses	177	(3,210)
Other balance sheet changes	163	251
Net cash provided by operating activities	683	8,950
Cash flows from investing activities:
Acquisitions, net of cash acquired	(580)	(6,751)
Purchases of property and equipment	(4,655)	(3,991)
Capitalized software development costs	—	(2,716)
Net cash used in investing activities	(5,235)	(13,458)
Cash flows from financing activities:
Proceeds from revolver, net	8,000	3,000
Repayment of debt	(3,500)	(2,625)
Windfall tax benefit from option exercise	1,417	—
Proceeds from option and warrant exercises, net	252	1,334
Net cash provided by financing activities	6,169	1,709
Net increase (decrease) in cash and cash equivalents	1,617	(2,799)
Cash and cash equivalents at beginning of period	2,480	5,639
Cash and cash equivalents at end of period	$4,097	$2,840
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,435	$1,844
Cash paid for taxes	$36	$2,123

Supplemental disclosure of non-cash investing and financing activities:
In conjunction with the IDEAL acquisition in January 2013, the Company issued 157,655 shares of KEYW common stock with an approximate value of $2 million.
In conjunction with the NetClarity acquisition in May 2014, the Company issued 99,851 shares of KEYW common stock with an approximate value of $1 million.

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

Inventories
Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Our inventory consists of specialty products that we manufacture on a limited quantity basis for our customers. We manufacture at quantity levels that are projected to be sold in the six-month period following production. The Company has not had any products sold below their standard pricing less applicable volume discounts. As of June 30, 2014 and December 31, 2013, we had no recorded inventory reserve.

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

Lease Incentives
As part of entering into certain building leases, the lessors have provided the Company with tenant improvement allowances. Typically, such allowances are in the form of cash and represent reimbursements to the Company for tenant improvements made

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

to the leased space. These improvements are capitalized as property and equipment, and the allowances are classified as a deferred lease incentive liability. This incentive is considered a reduction of rental expense by the lessee over the term of the lease and is recognized on a straight-line basis over the same term.

Software Development Costs
Costs of internally developed software for resale are expensed until the technological feasibility of the software product has been established. In accordance with the pronouncement on software development costs of the Accounting Standards Codification (“ASC”), software development costs are capitalized and amortized over the product's estimated useful life. The Company determined that it had achieved technological feasibility during the third quarter of 2012 on certain software being developed. During the second quarter of 2013 the Company determined that the software being developed was substantially complete and had capitalized in total approximately $4.3 million of software development costs. The capitalized software development costs will be amortized using the greater of straight-line method or as a percentage of revenue recognized from the sale of the capitalized software. During the three and six months ended June 30, 2014, the Company had capitalized software amortization costs of $0.3 million.

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

Goodwill
Purchase price in excess of the fair value of tangible assets and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. In accordance with FASB ASC Topic 350-20, Goodwill, the Company tests for impairment at least annually. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. As of and subsequent to the measurement date October 1, 2013, the Company has operated as two reporting units. The fair value of each reporting unit is estimated using either qualitative analysis or a combination of income and market approaches. If the carrying amount of the unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company evaluated goodwill during the fourth quarter of fiscal year 2013 and concluded there was no impairment to the carrying value of goodwill. No events occurred during the period ended June 30, 2014 that management believes requires a new impairment test.

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

Cash and Cash Equivalents
We consider all highly liquid investments purchased with original maturities of three months or less, when purchased, to be cash equivalents.

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

Research and Development
Internally funded research and development expenses are expensed as incurred and are included in cost of operations in the accompanying consolidated statement of operations. In accordance with FASB ASC Topic 730, Research and Development, such costs consist primarily of payroll, materials, subcontractor and an allocation of overhead costs related to product development. Research and development costs totaled $4.8 million and $1.8 million for the three months ended June 30, 2014 and 2013, respectively. Research and development costs totaled $8.4 million and $3.0 million for the six months ended June 30, 2014 and 2013, respectively.

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

For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax liability or benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax obligations or benefits and subsequent adjustments as considered appropriate by management. The Company's policy is to record interest and penalties as an increase in the liability for uncertain tax obligations or benefits and a corresponding increase to the income tax provision. No such adjustments were recorded during the three or six months ended June 30, 2014.

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
The following table presents the calculation of basic and diluted net income per share (in thousands except per share amounts):

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net loss	$(1,730)	$(2,360)	$(4,806)	$(4,622)
Weighted average shares – basic	37,467	36,613	37,310	36,490
Effect of dilutive potential common shares	—	—	—	—
Weighted average shares – diluted	37,467	36,613	37,310	36,490
Net loss per share – basic	$(0.05)	$(0.06)	$(0.13)	$(0.13)
Net loss per share – diluted	$(0.05)	$(0.06)	$(0.13)	$(0.13)
Outstanding options and warrants, total	7,444	7,893	7,444	7,893
Employee equity share options, restricted shares, and warrants granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options and in-the-money warrants and unvested restricted stock. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible,

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

are collectively assumed to be used to repurchase shares. As we incurred a net loss for the three and six months ended June 30, 2014 and 2013, none of the outstanding options or warrants were included in the diluted share calculation as they would have been anti-dilutive.
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

The following assumptions were used for option grants during the three and six month ended June 30, 2014 and 2013.

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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, an accounting pronouncement related to revenue recognition (FASB ASC Topic 606), which amends the guidance in former ASC Topic 605, Revenue Recognition, and provides a single, comprehensive revenue recognition model for all contracts with customers. This standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This pronouncement is effective for fiscal years, and interim periods within those years, beginning

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

after December 15, 2016, and early adoption is not permitted. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.

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

Details of the acquisition completed since January 1, 2013 are outlined below:

IDEAL Technology Corporation
During January 2013, the Company acquired IDEAL Technology Corporation ("IDEAL") for $7.0 million in cash and 157,655 shares of KEYW stock valued at $12.69 for a total purchase price of $9.1 million. IDEAL is not considered material to the financial results of KEYW.

NetClarity, Inc.
During May 2014, the Company acquired the assets of NetClarity, Inc. ("NetClarity") for $0.5 million in cash and 99,851 shares of KEYW stock valued at $1.1 million. NetClarity is not considered material to the financial results of KEYW.

The total purchase price paid for the acquisition described above have been allocated as follows (in thousands):

	IDEAL	NetClarity

Cash	$301	$—
Current assets, net of cash acquired	894	63
Fixed assets	70	24
Intangibles	2,056	1,568
Goodwill	6,623	—
Total Assets Acquired	9,944	1,655
Current liabilities	865	59
Total Liabilities Assumed	865	59
Net Assets Acquired	$9,079	$1,596
Net Cash Paid	$6,751	$530
Equity Issued	2,027	1,066
Actual Cash Paid	$7,052	$530

All acquisitions were accounted for using the acquisition method of accounting. Results of operations for each acquired entity were included in the consolidated financial statements from the date of each acquisition.

Pro forma income statements are not presented for six months ended June 30, 2014 and 2013 as there have been no material acquisitions during these periods.

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

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

At June 30, 2014, the Company did not have any financial assets or liabilities that were carried at fair value.

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30, 2014	December 31, 2013
	(In thousands)
Accounts Receivable
Billed	$48,875	$35,757
Unbilled	11,940	15,441
Total Accounts Receivable	$60,815	$51,198

Unbilled amounts represent revenue recognized which could not be billed by the period end based on contract terms. The majority of the unbilled amounts were billed subsequent to period end. Retainages typically exist at the end of a project and/or if there is a disputed item on an invoice received by a customer. At June 30, 2014 and December 31, 2013, retained amounts are insignificant and are expected to be collected subsequent to the balance sheet date.
Most of the Company's revenues are derived from contracts with the US Government, in which we are either the prime contractor or a subcontractor, depending on the award.

5. INVENTORIES

Inventories at June 30, 2014 and December 31, 2013 consisted of work in process at various stages of production and finished goods. This inventory, which consists primarily of mobile communications devices, is valued at the lower of cost (as calculated using the weighted average method) or market. The cost of the work in process consists of materials put into production, the cost of labor and an allocation of overhead costs. At June 30, 2014, and December 31, 2013, we have no inventory reserve.

6. PREPAID EXPENSES

Prepaid expenses at June 30, 2014 and December 31, 2013, primarily consist of prepaid insurance, interest and software licenses.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

7. PROPERTY AND EQUIPMENT

Property and equipment are as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Property and Equipment
Aircraft	$9,550	$9,163
Leasehold Improvements	14,473	13,753
Manufacturing Equipment	4,279	4,064
Software Development Costs	4,263	4,263
Office Equipment	11,883	8,528
Total	$44,448	$39,771
Accumulated Depreciation	(16,412)	(12,945)
Property and Equipment, net	$28,036	$26,826

Depreciation expense charged to operations was $1.9 million and $1.5 million for the three months ended June 30, 2014 and 2013, respectively. Depreciation expense charged to operations was $3.5 million and $2.8 million for the six months ended June 30, 2014 and 2013, respectively.

8. AMORTIZATION OF INTANGIBLE ASSETS

The following values were assigned to intangible assets (other than goodwill) for the acquisitions noted below:

		June 30, 2014 (In thousands)
Acquisition	Intangible	Gross Book Value	Accumulated Amortization	Net Book Value
S&H	Contracts – Fixed Price Level of Effort	$1,606	$(1,538)	$68
ESD	Contracts	1,207	(1,188)	19
Everest	Contracts	4,690	(3,361)	1,329
FASI	Contracts	2,775	(2,197)	578
Poole	Contract rights	20,914	(7,320)	13,594
Sensage	Intellectual Property	4,567	(2,664)	1,903
Sensage	Customer Relationships	3,682	(1,289)	2,393
Rsignia	Intellectual Property	5,001	(2,639)	2,362
Dilijent	Intellectual Property	1,000	(528)	472
IDEAL	Intellectual Property	2,056	(1,456)	600
NetClarity	Intellectual Property	692	(19)	673
NetClarity	Customer Relationships	876	(15)	861
		$49,066	$(24,214)	$24,852

The Company recorded amortization expense of $2.9 million and $6.1 million for the three months ended June 30, 2014, and 2013, respectively. The Company recorded amortization expense of $6.1 million and $13.0 million for the six months ended June 30, 2014, and 2013, respectively.

During the first quarter of 2013, the Company determined that the earn-out relating to the acquisition of certain government contracting assets from National Semiconductor Corporation (“TI”) would not be achieved. As such, the remaining intangible asset and accrued earn-out relating to the TI acquisition were written-down resulting in a net non-operating gain of $146,000.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Estimated future intangible amortization expense by year as of June 30, 2014 (In thousands):
Remainder of 2014	2015	2016	2017	2018	2019
$5,841	$9,477	$5,325	$3,961	$175	$73

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
On November 20, 2012, the Company amended the Credit Agreement to increase both the term loan and the amount available under the Revolver by $10 million each as well as adding additional lenders to the Credit Agreement. This brings the term loan to $70 million and the Revolver to $50 million. On March 14, 2014, the Company amended the Credit Agreement by temporarily adjusting the financial covenants and adding two new corresponding pricing tiers to the interest rate margins. On June 16, 2014, the Company amended the Credit Agreement again by temporarily adjusting the financial covenants and increasing corresponding pricing tiers. The Company is required to comply with certain financial covenants contained in the Credit Agreement. As of June 30, 2014, the Company was in compliance with all covenants under the Credit Agreement.
In connection with the issuance of the term loan and revolving credit facility in 2012 the Company incurred $3,199,000 in financing costs. These financing costs are being amortized using the effective interest rate method over a five year period, the life of the related debt. The Company recognized $160,000 in amortization expense for the three months ended June 30, 2014 and 2013. The Company recognized $320,000 in amortization expense for the six months ended June 30, 2014 and 2013. The Company is estimated to incur future amortization expense of $320,000 for the remainder of 2014 and $640,000, $640,000 and $480,000 for the years ended December 31, 2015 to 2017, respectively. The agreement also has a $37,500 quarterly agency fee payable as incurred. This amount is not included in the deferred financing costs as it only applies until the loans are repaid.

At June 30, 2014, the Company had fully drawn the available funds under the term loan and had $30.0 million outstanding under the Revolver. The Company has recorded the Revolver as a current debt due to the unstructured repayment terms and the Company's practice of using free cash flow to pay down debt. The term loan requires certain quarterly payments and the first seven of those payments have been made as of June 30, 2014 totaling $10.5 million, bringing the term loan balance to $59.5 million. As described in Note 13, during July 2014 the Company terminated the Credit Agreement and repaid the debt outstanding as of June 30, 2014, related to the Credit Agreement.

Interest expense recorded under the credit facilities was $1,220,000 and $909,000 during the three months ended June 30, 2014 and 2013, respectively. Interest expense recorded under the credit facilities was $2,074,000 and $1,817,000 during the six months ended June 30, 2014 and 2013, respectively.

10. STOCK - BASED COMPENSATION

On August 15, 2012, the shareholders approved the 2013 KEYW Holding Corporation Stock Incentive Plan. The 2013 plan, which took effect on January 1, 2013, replaced the 2009 plan and provides for the issuance of additional restricted stock, stock options, and restricted stock units with a maximum of 2,000,000 shares.

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

The option grants during the first half of 2014 consist of options issued as discretionary awards. All equity issuances have an exercise price at market value or higher based upon our publicly-traded share price on the date of grant.

The Black-Scholes model requires certain inputs related to dividend yield, risk-free interest rate, expected volatility and forfeitures in order to price the option values. During 2014, our assumptions related to these inputs were as follows:

-Dividend yield was zero as we have not paid and have no current intentions to pay any dividends

-Risk-free interest rate ranging from 1.47% - 1.62%

-Expected volatility ranging from 36.35% - 46.68%

-Forfeitures ranging from 11% - 37%

A summary of stock option activity for the period ended June 30, 2014 is as follows:

	Number of Shares	Option Exercise Price	Weighted Average Exercise Price
Options Outstanding January 1, 2014	3,081,674
Granted	643,670	$17.11 - $17.71	$17.11
Exercised	(480,325)	$5.00 - $14.88	$8.16
Cancelled	(102,484)	$5.50 - $17.11	$12.18
Options Outstanding June 30, 2014	3,142,535

All stock based compensation has been recorded as part of operating expenses. Accounting standards require forfeitures to be estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture estimates are disclosed in the information regarding the option grants above. For the periods ended June 30, 2014 and 2013, share-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. The total unrecognized stock compensation expense at June 30, 2014, is approximately $10.5 million, which will be recognized over three years.

As of June 30, 2014, outstanding stock options were as follows:

Exercise Price	Options Outstanding	Intrinsic Value	Options Vested	Intrinsic Value	Weighted Average Remaining Life (Years)
$5.00 – $5.50	486,950	$3,484,562	475,700	$3,405,024	5.14
$6.90 – $7.66	294,905	1,518,771	212,182	1,092,675	7.58
$7.96 – $8.14	71,962	330,354	53,378	245,069	7.38
$9.17 – $10.98	264,231	727,749	214,600	612,925	6.89
$11.18 - $11.99	381,249	434,750	231,159	243,475	7.95
$12.28 - $12.97	468,072	13,978	250,371	11,451	8.25
$13.00 - $13.48	194,010	—	86,494	—	8.62
$14.03 - $14.88	339,736	—	326,324	—	6.71
$16.08 - $17.71	641,420	—	20,132	—	9.60
	3,142,535	$6,510,164	1,870,340	$5,610,619

2013 Stock Incentive Plan
Total equity available to issue	2,000,000
Total equity outstanding or exercised	1,533,332
Total equity remaining	466,668

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Restricted Stock Awards
During 2014, the Company has issued 237,523 shares of restricted stock for employee incentive plans, new hires and director compensation as follows: 153,580 shares to existing employees under the long-term incentive plan; 25,238 shares to existing employees as discretionary awards; 37,705 shares to new hires and 21,000 shares to board members. These shares cliff vest in three years. The expense for these shares will be recognized over the vesting life of each individual tranche of shares based upon the fair value of a share of stock at the date of grant. All restricted stock awards have no exercise price.

As of June 30, 2014, outstanding unvested restricted stock awards were as follows:

Unvested Shares
Outstanding January 1, 2014	603,500
Granted	237,523
Vested	(145,609)
Cancelled	(13,987)
Outstanding June 30, 2014	681,427

11. WARRANTS

During the first half of 2014, warrant holders exercised 31,830 warrants, with 29,550 exercised for cash and 2,280 exercised cashlessly. The warrants exercised for cash consisted of 20,000 warrants exercised at $4.00 per share and 9,550 warrants exercised at $5.50 per share. The total cash received from these exercises was $133,000. Under our warrant agreements, warrants may also be exercised cashlessly based on the average price of the Company's common stock for the 5 days prior to exercise. Under this methodology the warrants that were exercised cashlessly were exchanged for 1,547 shares of the Company's common stock.

As of June 30, 2014, outstanding warrants were as follows:

Exercise Price	Warrants Outstanding	Warrants Vested	Weighted Average Remaining Life (Years)
$4.00	1,749,250	1,749,250	1.15
$5.50	2,184,495	2,184,495	1.89
$9.25	210,000	210,000	2.71
$12.65	158,116	158,116	5.41
	4,301,861	4,301,861

12. SEGMENTS

The Company specifically identifies acquired goodwill and intangibles with specific segments. Fixed assets are segregated by segment with assets also being assigned to Corporate for those assets that are not specifically identified for either segment.

	As of and for the six months ended June 30, 2014 (In thousands and unaudited)
	Government Solutions	Commercial Cyber Solutions	Corporate
Goodwill	$282,017	$15,467	$—
Intangibles, net	16,660	8,192	—
Property and Equipment, net	9,646	7,751	10,639
Depreciation Expense	1,726	644	1,101
Intangible Amortization	4,062	1,997	—

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

	For the six months ended June 30, 2013 (In thousands and unaudited)
	Government Solutions	Commercial Cyber Solutions	Corporate
Depreciation Expense	$1,883	$85	$871
Intangible Amortization	10,950	2,062	—

	As of December 31, 2013 (In thousands)
	Government Solutions	Commercial Cyber Solutions	Corporate
Goodwill	$282,017	$15,467	$—
Intangibles, net	20,723	8,620	—
Property and Equipment, net	9,959	5,470	11,397

13. SUBSEQUENT EVENTS

In connection with the preparation of its financial statements for the six months ended June 30, 2014, the Company has evaluated events that occurred subsequent to June 30, 2014, to determine whether any of these events required recognition or disclosure in the first six months of the 2014 financial statements. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements other than those listed below.

In July 2014, we issued $130.0 million aggregate principal amount of the Company's 2.50% Convertible Senior Notes due July 15, 2019 (the "Notes"). The Notes may be converted based on certain conditions being met as defined in the indenture agreement in multiples of $1,000 of Notes for 67.41 shares of Company common stock. In connection with the issuance of these notes, the Company entered into capped call transactions or convertible note hedge transactions and paid an aggregate $16.0 million. The capped call transactions are expected generally to reduce the potential dilution to the Company's common stock upon conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of any converted Notes.

In July 2014, the Company entered into a senior credit agreement, (the “Credit Agreement”), by and among itself, the KEYW Corporation, as the borrower (the “Borrower”), the domestic direct and indirect subsidiary guarantors of KEYW (the “Subsidiary Guarantors”), the lenders and Royal Bank of Canada, as administrative agent. Under the Credit Agreement, the Company provided a guaranty of all of the obligations of the Borrower. The Credit Agreement provides the Borrower a $42.5 million revolving credit facility, (the “Revolver”). The Revolver includes a $10 million swing line and a $15 million letter of credit facility. The five year Credit Agreement bears cash interest at either selected LIBOR plus a specified margin based on the Company’s then existing Senior Leverage Ratio (as defined in the Credit Agreement) or an alternative base rate plus a specified margin. The Revolver is secured by a security interest and lien on substantially all of KEYW’s, the Borrower’s and the Subsidiary Guarantor’s assets including a pledge of one hundred percent of the equity securities of the Borrower and the Subsidiary Guarantors. The Credit Agreement replaced the amended and restated credit agreement dated November 20, 2012, by and among the Company, the Borrower, the Administrative Agent and the lenders and subsidiary guarantors identified therein. Proceeds from the issuance of the Notes were used to repay all of the amended and restated credit agreement debt outstanding at June 30, 2014.

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

In July 2013, we began operations of Hexis Cyber Solutions, Inc., a wholly-owned subsidiary of The KEYW Holding Corporation, and introduced the HawkEye family of products and services. Hexis Cyber Solutions comprises KEYW’s “Project G” organization and Sensage, Inc., which was acquired by KEYW in October 2012. On October 8, 2013, KEYW and Hexis announced commercial availability of HawkEye G, our flagship product designed to quickly detect advanced cyber threats and take automatic action to apply countermeasures and remove the threats from the network. Hexis also markets HawkEye AP, a high performance event data warehouse and analytics platform for applications including log management, call detail record/internet protocol data record management, and risk and compliance applications.

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2014 AND JUNE 30, 2013
The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED OVERVIEW (In thousands)	Three months ended June 30, 2014	% of Revenue	Three months ended June 30, 2013	% of Revenue
Revenue	$74,229	100.0%	$78,258	100.0%
Gross Margin	23,849	32.1%	25,600	32.7%
Operating Expenses	22,402	30.2%	22,501	28.8%
Intangible Amortization	2,934	4.0%	6,091	7.8%
Non-operating Expense, net	1,198	1.6%	868	1.1%

Revenue decreased by $4.0 million or 5% for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The largest drivers of the decrease were residual sequestration-related reductions to the Radio program from the Poole acquisition, lower run rates on government professional services contracts and a reduction in pricing associated with the new contract for our airborne collection services.
Gross margin decreased in dollars and was basically flat as a percentage of revenue for the quarter ended June 30, 2014, as compared to the quarter ended June 30, 2013. The decrease in gross margin dollars was predominately due to the decrease in revenue discussed above.
Our cost of operations for the three months ended June 30, 2014 were consistent with the comparable period ended June 30, 2013. This was due to increased infrastructure within the Commercial Cyber segment, which was offset by cost reductions in our Government Solutions segment.
Intangible amortization expense has decreased as a result of certain intangibles from prior acquisitions becoming fully amortized. We expect intangible amortization expense, as compared to the same period in the prior year, to decline during the remainder of 2014, as certain of our intangibles become fully amortized.
Non-operating expense consists primarily of interest expense. The increase from 2013 is primarily due to additional interest expense of $0.3 million due to increased borrowing levels and rates.

GOVERNMENT SOLUTIONS SEGMENT RESULTS (In thousands)	Three months ended June 30, 2014	% of Revenue	Three months ended June 30, 2013	% of Revenue
Revenue	$72,057	100.0%	$75,809	100.0%
Gross Margin	22,196	30.8%	23,614	31.1%
Operating Expense	13,103	18.2%	18,718	24.7%
Intangible Amortization	1,919	2.7%	5,060	6.7%

Revenue for the three months ended June 30, 2014, decreased on a year-over-year basis by $3.8 million, or 5% as compared to the three months ended June 30, 2013. The largest drivers of the decrease were residual sequestration-related reductions to the Radio programs from the Poole acquisition, lower run rates on professional services contracts and a reduction in pricing associated with the new contract for our airborne collection services.
Gross margin decreased in dollars and was basically flat as a percentage of revenue for the quarter ended June 30, 2014, as compared to the quarter ended June 30, 2013. The decrease in dollars was predominately due to the decrease in revenue discussed above.
Operating expense decreased $5.6 million for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The main drivers for this decrease were cost reduction measures that were implemented mid 2013 and the beginning of 2014, staffing reductions in overhead management and synergies derived from prior acquisitions.
Amortization expense decreased primarily as a result of certain intangibles from prior acquisitions becoming fully amortized.

COMMERCIAL CYBER SOLUTIONS SEGMENT RESULTS (In thousands)	Three months ended June 30, 2014	% of Revenue	Three months ended June 30, 2013	% of Revenue
Revenue	$2,172	100.0%	$2,449	100.0%
Gross Margin	1,653	76.1%	1,986	81.1%
Operating Expense	9,299	428.1%	3,783	154.5%
Intangible Amortization	1,015	46.7%	1,031	42.1%

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Revenue for the three months ended June 30, 2014, decreased on a year-over-year basis by $0.3 million, or 11%, as compared to the three months ended June 30, 2013. The main drivers for the decrease were lower license and professional services sales related to Hawkeye AP in the second quarter of 2014, which was partially offset by sales of HawkEye G in the second quarter of 2014.
Gross margin as a percentage of revenue decreased for the three months ended June 30, 2014, as compared to the same period for 2013. The decrease in gross margin relates to lower license and professional services sales, which generally have a higher gross margin, in the second quarter of 2014.
Operating expense increased $5.5 million during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The main driver for the increase was additional investment in infrastructure related to our new software platform. We more than doubled our sales team, built a more robust customer delivery infrastructure and continued to build out our technical team.
Intangible amortization decreased slightly as a result of certain intangibles from prior acquisitions becoming fully amortized partially offset by new intangibles related to the NetClarity acquisition in May 2014.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2014 AND JUNE 30, 2013
The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

CONSOLIDATED OVERVIEW (In thousands)	Six months ended June 30, 2014	% of Revenue	Six months ended June 30, 2013	% of Revenue
Revenue	$138,036	100.0%	$156,130	100.0%
Gross Margin	45,341	32.8%	49,662	31.8%
Operating Expenses	44,657	32.4%	42,734	27.4%
Intangible Amortization	6,059	4.4%	13,012	8.3%
Non-operating Expense, net	2,055	1.5%	1,574	1.0%

Revenue decreased by $18.1 million or 12% for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The largest drivers for the decrease were residual sequestration-related reductions to the Radio programs from the Poole acquisition, lower run rates on government professional services contracts and a reduction in pricing associated with the new contract for our airborne collection services.
Gross margin decreased in dollars and increased slightly as a percentage of revenue for the six months ended June 30, 2014, as compared to the same period ended June 30, 2013. The decrease in gross margin dollars was predominately due to the decrease in revenue discussed above.
Our cost of operations for the six months ended June 30, 2014, increased by $2.0 million and increased as a percentage of revenue as compared to the six months ended June 30, 2013. This was due to increased infrastructure within the Commercial Cyber segment partially offset by cost reductions in our Government Solutions segment.
Intangible amortization expense has decreased as a result of certain intangibles from prior acquisitions becoming fully amortized. We expect intangible amortization expense, as compared to the same period in the prior year, to decline during the remainder of 2014, as certain of our intangibles become fully amortized.
Non-operating expense consists primarily of interest expense. The increase from 2013 is primarily due to additional interest expense of $0.3 million, in the first half of 2014, due to increased borrowing levels and rates.

GOVERNMENT SOLUTIONS SEGMENT RESULTS (In thousands)	Six months ended June 30, 2014	% of Revenue	Six months ended June 30, 2013	% of Revenue
Revenue	$133,365	100.0%	$151,663	100.0%
Gross Margin	41,735	31.3%	46,114	30.4%
Operating Expense	26,815	20.1%	35,753	23.6%
Intangible Amortization	4,062	3.0%	10,950	7.2%

Revenue for the six months ended June 30, 2014, decreased on a year-over-year basis by $18.3 million, or 12% as compared to the six months ended June 30, 2013. The largest drivers for the decrease were residual sequestration-related rate reductions to the

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Radio program from the Poole acquisition, lower run rates on professional services contracts and a reduction in pricing associated with the new contract for our airborne collection services.
Gross margin decreased in dollars and increased slightly as a percentage of revenue for the quarter ended June 30, 2014, as compared to the quarter ended June 30, 2013. The decrease in dollars was predominately due to the decrease in revenue discussed above.
Operating expense decreased $8.9 million for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The main drivers for this decrease were cost reduction measures that were implemented mid 2013 and the beginning of 2014, staffing reductions in overhead management and synergies derived from prior acquisitions.
Amortization expense decreased primarily as a result of certain intangibles from prior acquisitions becoming fully amortized.

COMMERCIAL CYBER SOLUTIONS SEGMENT RESULTS (In thousands)	Six months ended June 30, 2014	% of Revenue	Six months ended June 30, 2013	% of Revenue
Revenue	$4,671	100.0%	$4,467	100.0%
Gross Margin	3,606	77.2%	3,548	79.4%
Operating Expense	17,842	382.0%	6,981	156.3%
Intangible Amortization	1,997	42.8%	2,062	46.2%

Revenue for the six months ended June 30, 2014, increased slightly on a year-over-year basis by $0.2 million, or 5%, as compared to the six months ended June 30, 2013. The main drivers for the increase were additional license sales of Hawkeye AP and sales of a HawkEye G in 2014, which were partially offset by lower professional services sales related to Hawkeye AP in 2014.
Gross margin as a percentage of revenue decreased slightly for the six months ended June 30, 2014, as compared to the same period for 2013. The decrease in gross margin relates to professional services sales, which generally have a higher gross margin, being lower in 2014.
Operating expense increased $10.9 million during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The main driver for the increase was additional investment in infrastructure related to our new software platform. We more than doubled our sales team, built a more robust customer delivery infrastructure and continued to build out our technical team.
Intangible amortization decreased primarily as a result of certain intangibles from prior acquisitions becoming fully amortized partially offset by new intangible related to our most recent acquisition.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents totaled approximately $4.1 million at June 30, 2014. Our working capital, defined as current assets minus current liabilities, was $15.9 million, which represents an increase of approximately $1.0 million from December 31, 2013. The increase in working capital is primarily due to cash generated from operations. At June 30, 2014, we were in compliance with all of our debt covenants under our senior credit agreement.
On July 21, 2014, we issued $130.0 million aggregate principal amount of the Company's 2.50% Convertible Senior Notes due July 15, 2019 (the "Notes") pursuant to an underwriting agreement, dated July 16, 2014 (the “Underwriting Agreement”) with RBC Capital Markets, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of several underwriters (collectively, the “Underwriters”). Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, exercisable for up to 30 days after the closing of the offering, to purchase up to an additional $19.5 million principal amount of the Notes solely to cover over-allotments, if any.
In connection with the issuance of the Notes, the Company entered into an indenture (the “Base Indenture”) with Wilmington Trust, National Association, as trustee (the “Trustee”), as supplemented by a first supplemental indenture thereto, between the same parties (the “First Supplemental Indenture,” and together with the “Base Indenture,” the “Indenture”).
The terms of the Notes are governed by the Indenture. The Notes bear interest at a rate of 2.50% per annum on the principal amount thereof, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2015, to holders of record at the close of business on the preceding January 1 and July 1, respectively. The Notes will mature on July 15, 2019, unless earlier repurchased or converted. The Company may not redeem the Notes prior to their stated maturity date.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

The Notes are senior unsecured obligations of the Company and will rank equal in right of payment to all of the Company’s existing and future senior unsecured indebtedness. The Notes will be senior in right of payment to any existing or future indebtedness which is subordinated by its terms. The Notes are structurally subordinated to all liabilities of the Company’s subsidiaries and are effectively junior to the secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness.
Holders may convert their Notes under the following conditions at any time prior to the close of business on the business day immediately preceding January 15, 2019, in multiples of $1,000 principal amount, under the following circumstances:

•
during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending September 30, 2014, if the last reported sale price of the Company’s common stock, $0.001 par value (the “Company common stock”), for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day;

•
during the five business day period immediately after any five consecutive trading day period in which the trading price per $1,000 principal amount of Notes for each trading day of that period was less than 98% of the product of the last reported sale price of Company common stock and the conversion rate for the Notes for each such trading day;

•	upon the occurrence of specified corporate events as described in the Indenture; or

•	following the Company’s delivery of a notice of the spin-off of its subsidiary, Hexis Cyber Solutions, Inc. (the “Hexis spin-off”).

In addition, holders may convert their Notes at their option at any time on or after January 15, 2019 until the close of business on the second scheduled trading day immediately preceding the stated maturity date of the Notes, without regard to the foregoing circumstances.
The conversion rate for the Notes is initially 67.4093 shares of Company common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $14.83 per share of Company common stock, and is subject to adjustments upon the occurrence of certain specified events, including the initial public offering of the Company’s subsidiary, Hexis Cyber Solutions, Inc., as set forth in the Indenture. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Company common stock or a combination of cash and shares of Company common stock, at its election, as described in the Indenture.
In addition, upon the occurrence of a fundamental change (as defined in the Indenture), holders of the Notes may require the Company to repurchase the Notes at a purchase price of 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date.
The events of default, which may result in the acceleration of the maturity of the Notes, include default by the Company in the payment of principal of the Notes, default by the Company in the payment of interest on the Notes when due and the continuance of such default for a period of 30 days, failure by the Company to comply with its conversion obligations upon exercise of a holder’s conversion right under the Indenture and such failure continues for 3 business days, failure by the Company to provide timely notice of a fundamental change or specified corporate transaction, if required, failure by the Company to comply with its obligations in respect of certain merger transactions, failure by the Company to perform certain of its agreements required under the Indenture if such failure continues for 90 days after notice is given in accordance with the Indenture, failure by the Company to timely discharge certain other indebtedness, entry of certain judgments against the Company which are not paid, discharged or stayed within 60 days, certain events of bankruptcy or insolvency involving the Company or any significant subsidiary (as defined in the Indenture) of the Company, and failure by the Company to comply with its obligation to postpone the record date of the Hexis spin-off, if necessary.
If an event of default, other than an event of default involving bankruptcy or insolvency of the Company or a significant subsidiary of the Company, occurs and is continuing, either the Trustee or the holders of at least 25% in aggregate principal amount of the Notes then outstanding, by notice to the Company and the Trustee, may declare 100% of the principal amount of, and accrued and unpaid interest (including additional interest, if any) on all the Notes then outstanding, to be due and payable immediately. If an event of default involving bankruptcy or insolvency events with respect to the Company or a significant subsidiary of the Company occurs, then 100% of the principal amount of, and all accrued and unpaid interest on, all the Notes, will automatically become immediately due and payable without any notice or other action by the Trustee or any holder. Notwithstanding the foregoing, the Company may elect, at its option, that the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture will consist exclusively of the right of the holders of the Notes to receive additional interest on the Notes.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Capped Call Transactions
On July 16, 2014, the Company entered into capped call transactions with each of Royal Bank of Canada and Bank of America, N.A. (collectively, the “Counterparties” and such transactions, the “Capped Call Transactions”). The Capped Call Transactions have an initial strike price of approximately $14.8348 per share, which corresponds to the initial conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the Notes, and have a cap price of approximately $19.3760. The Capped Call Transactions cover, subject to anti-dilution adjustments, 8,763,209 shares of the Company’s common stock, which is the same number of shares of the Company’s common stock initially underlying the Notes.
The Capped Call Transactions are expected generally to reduce the potential dilution to the Company’s common stock upon conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of any converted Notes, as the case may be, in the event that the market price per share of the Company’s common stock, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions as adjusted pursuant to the anti-dilution adjustments. If, however, the market price per share of the Company’s common stock, as measured under the terms of the Capped Call Transactions, exceeds the cap price of the Capped Call Transactions, there would nevertheless be dilution and/or there would not be an offset of such potential cash payments, in each case, upon conversion of the Notes to the extent that such market price exceeds the cap price of the Capped Call Transactions.
The Company has been advised that, in connection with the Capped Call Transactions, the Counterparties or their respective affiliates have entered into various derivative transactions with respect to the Company’s common stock concurrently with, or expect to enter into shortly after, the pricing of the Notes. This activity could increase (or reduce the size of any decrease in) the market price of the Company’s common stock or the Notes at the time of such activity.
In addition, the Company has been advised that the Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to the Company’s common stock and/or purchasing or selling the Company’s common stock or other securities of the Company in secondary market transactions following the pricing of the Notes and prior to the maturity of the Notes. This activity could also cause or avoid an increase or a decrease in the market price of the Company’s common stock or the Notes, which could affect the ability of holders of the Notes to convert the Notes.
The Company intends to exercise options it holds under the Capped Call Transactions whenever Notes are converted on or after January 15, 2019, and expects that upon any conversions of Notes prior to January 15, 2019 or any repurchase of Notes by the Company, a corresponding portion of the Capped Call Transactions will be terminated. Upon such termination, the Company expects to receive from the Counterparties either a number of shares of the Company’s common stock with an aggregate market value equal to, or an amount of cash equal to, the value of the Capped Call Transactions or a portion thereof, as the case may be, being early terminated, subject to the terms of the Capped Call Transactions. The Company has been advised that the Counterparties or their respective affiliates, in order to unwind their hedge positions with respect to those exercised or terminated options, are likely to buy or sell shares of the Company’s common stock or other securities or instruments of the Company, including the Notes, in secondary market transactions or unwind various derivative transactions with respect to such common stock during the relevant valuation period under the Capped Call Transactions, which generally corresponds to the observation period for the converted Notes. These unwind activities could have the effect of increasing or decreasing the trading price of the Company’s common stock and, to the extent the activity occurs during any observation period related to a conversion of Notes, could have the effect of increasing or reducing the value of the consideration that holders of the Notes will receive upon conversion of the Notes.
The Capped Call Transactions are separate transactions entered into by and between the Company and the Counterparties and are not part of the terms of the Notes. Holders of the Notes will not have any rights with respect to Capped Call Transactions.
New Revolving Credit Facility
On July 21, 2014, the Company, as a guarantor, entered into a senior credit agreement, (the “Credit Agreement”), by and among itself, the KEYW Corporation, as the borrower (the “Borrower”), the domestic direct and indirect subsidiary guarantors of KEYW (the “Subsidiary Guarantors”), the lenders and Royal Bank of Canada, as administrative agent. Under the Credit Agreement, the Company provided a guaranty of all of the obligations of the Borrower. The Credit Agreement provides the Borrower a $42.5 million revolving credit facility, (the “Revolver”). The Revolver includes a $10 million swing line and a $15 million letter of credit facility.
Borrowings under the Credit Agreement bear interest at a rate equal to an applicable rate plus, at the Company’s option, either (a) adjusted LIBOR or (b) a base rate. The Company will also be required to pay a facility fee to the Lenders for any unused commitments and customary letter of credit fees.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

The outstanding amount of revolving loans shall be prepaid with (a) 100% of the net cash proceeds of all asset sales or other dispositions of property by Borrower and its subsidiaries, (b) 100% of the net cash proceeds of issuances of debt obligations of Borrower and its subsidiaries after the closing date (other than permitted debt), and (c) 100% of the net cash proceeds of any public offering or disposition, after the closing date, of the equity of Borrower or its subsidiaries (other than up to 33% of the equity of Hexis Cyber Solutions, Inc. or sales to Borrower or its subsidiaries).
The Company may voluntarily repay outstanding loans under the Revolver at any time without premium or penalty, subject to customary fees in the case of prepayment of LIBOR based loans.
The Revolver will mature on the earlier to occur of (i) the fifth anniversary of the closing of the Credit Agreement, and (ii) the date that is 180 days prior to the maturity date of the Notes unless the Notes are converted into equity, repaid, refinanced or otherwise satisfied on terms permitted under the Credit Agreement.
The Credit Agreement contains a number of negative covenants that will, among other things, restrict, subject to certain exceptions, the Company and its subsidiaries’ ability to: incur additional indebtedness; incur additional liens; sell all or substantially all of the Company’s assets; consummate certain fundamental changes; change the Company’s lines of business or make certain restricted payments (including cash payments upon conversion of the Notes if a default or event of default exists under the facility or if, after giving effect to such payments and any debt incurred to make such payments, the Company is not in pro forma compliance with the financial covenants and other financial tests under the facility, or cash payments to pay the purchase price of the Notes). The Credit Agreement also contains certain customary affirmative covenants and events of default.
The Credit Agreement will require the Company to maintain a maximum consolidated senior secured leverage ratio and a minimum cash interest coverage ratio. The consolidated senior secured leverage ratio test measures the ratio of the Company’s consolidated funded indebtedness (other than consolidated funded indebtedness that is unsecured) to trailing four quarter Consolidated EBITDA (as defined in the Credit Agreement). This ratio is permitted to be no greater than 2.25 to 1.00 as of the end of any fiscal quarter during the applicable period. The cash interest coverage ratio test measures the ratio of trailing four quarter Consolidated EBITDA minus taxes paid in such period to consolidated interest expense paid in such period in cash. This ratio is permitted to be no less than 3.50 to 1.00.
The Revolver is secured by a security interest and lien on substantially all of the Company’s, the Borrower’s and the Subsidiary Guarantors’ assets including a pledge of one hundred percent of the equity securities of the Borrower and the Subsidiary Guarantors.
The Credit Agreement replaced the amended and restated credit agreement dated November 20, 2012, by and among the Company, the Borrower, the Administrative Agent and the lenders and subsidiary guarantors identified therein.
We believe that cash from operations, the net proceeds from the Notes, and the additional funds available under the Revolver will be sufficient to fund our operations as we continue to grow. We may also use our Revolver to fund acquisitions and to provide liquidity in the event of federal government budgetary issues, including the failure or delay by Congress and the President in approving federal budgets in the future. We may also use the Revolver as we continue to invest in our emerging commercial software product and to expand our flight capabilities. We may also raise additional capital through future debt or equity financing.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding our exposure to interest rates and foreign exchange rate risks.

Interest Rate Risk
At June 30, 2014, we had $89.5 million outstanding balance under credit facilities. In July 2014 the Company issued $130.0 million of aggregate principal amount of 2.5% convertible senior notes due 2019 (the "Notes"). In connections with the issuance of the Notes we repaid the outstanding balance under our credit facilities. As the Notes are fixed rate instruments our results of operations are not subject to fluctuations in interest rates.

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

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As of June 30, 2014, and the date of this filing, the Company is not party to any material on-going legal proceedings.

ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors previously disclosed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, except as set forth below.

The following risk factors relating to our 2.50% Convertible Senior Notes due July 15, 2019 (the "Notes") are hereby added:

Risks Related to the Notes

The Notes are effectively subordinated to our secured debt and any liabilities of our subsidiaries.
The Notes will rank:

•	senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Notes;

•	equal in right of payment to any of our liabilities that are not so subordinated;

•	effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and

•	structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure debt ranking senior in right of payment to the Notes will be available to pay obligations on the Notes only after the secured debt has been repaid in full from these assets. There may not be sufficient assets remaining to pay amounts due on any or all of the Notes then outstanding. The indenture governing the Notes does not prohibit us from incurring additional senior debt or secured debt, nor does it prohibit any of our subsidiaries from incurring additional liabilities.

The Notes are our obligations only and our operations are conducted through, and substantially all of our consolidated assets are held by, our subsidiaries.
The Notes are our obligations exclusively and are not guaranteed by any of our operating subsidiaries. A substantial portion of our consolidated assets is held by our subsidiaries. Accordingly, our ability to service our debt, including the Notes, depends on the results of operations of our subsidiaries and upon the ability of such subsidiaries to provide us with cash, whether in the form of dividends, loans or otherwise, to pay amounts due on our obligations, including the Notes. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to make payments on the Notes or to make any funds available for that purpose. In addition, dividends, loans or other distributions to us from such subsidiaries may be subject to contractual and other restrictions and are subject to other business considerations.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Recent and future regulatory actions and other events may adversely affect the trading price and liquidity of the Notes.
We expect that many investors in, and potential purchasers of, the Notes will employ, or seek to employ, a convertible arbitrage strategy with respect to the Notes. Investors would typically implement such a strategy by selling short the common stock underlying the Notes and dynamically adjusting their short position while continuing to hold the Notes. Investors may also implement this type of strategy by entering into swaps on our common stock in lieu of or in addition to short selling the common stock.

The SEC and other regulatory and self-regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, that may impact those engaging in short selling activity

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

involving equity securities (including our common stock). Such rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc. and the national securities exchanges of a “Limit Up-Limit Down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Any governmental or regulatory action that restricts the ability of investors in, or potential purchasers of, the Notes to effect short sales of our common stock, borrow our common stock or enter into swaps on our common stock could adversely affect the trading price and the liquidity of the Notes.

Volatility in the market price and trading volume of our common stock could adversely impact the trading price of the Notes.
The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this section, elsewhere in this prospectus supplement or the documents we have incorporated by reference in this prospectus supplement or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. A decrease in the market price of our common stock would likely adversely impact the trading price of the Notes. The market price of our common stock could also be affected by possible sales of our common stock by investors who view the Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our common stock. This trading activity could, in turn, affect the trading price of the Notes.

Despite our current debt levels, we may still incur substantially more debt or take other actions which would intensify the risks discussed above.
Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We will not be restricted under the terms of the indenture governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the Notes that could have the effect of diminishing our ability to make payments on the Notes when due. Our new revolving credit facility restricts our ability to incur additional indebtedness, including secured indebtedness, but if the facility matures or is repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.

We may not have the ability to raise the funds necessary to settle conversions of the Notes or to repurchase the Notes upon a fundamental change, and our new revolving credit facility contains limitations on our ability to pay cash upon conversion or repurchase of the Notes.
Holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness, including our new revolving credit facility. Our failure to repurchase Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness, including our new revolving credit facility. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

Our new senior secured credit facility limits our ability to pay any cash amount upon the conversion of the Notes.
Our new senior secured credit facility prohibits us from making any cash payments on the conversion of the Notes if a default or an event of default exists under that facility or if, after giving effect to such cash payment (and any additional indebtedness incurred to make such payments), we would not be in pro forma compliance with our financial covenants and other financial tests under that facility. Any new credit facility that we may enter into may have similar restrictions.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, is the subject of recent changes that could have a material effect on our reported financial results.
Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be adversely affected.

Future sales of our common stock in the public market could lower the market price for our common stock and adversely impact the trading price of the Notes.
In the future, we may sell additional shares of our common stock to raise capital. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options and upon conversion of the Notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the trading price of the Notes and the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

Holders of Notes will not be entitled to any rights with respect to our common stock, but they will be subject to all changes made with respect to them to the extent our conversion obligation includes shares of our common stock.
Holders of Notes will not be entitled to any rights with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock) prior to the conversion date relating to such Notes (if we have elected to settle the relevant conversion by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share)) or the last trading day of the relevant observation period (if we elect to pay and deliver, as the case may be, a combination of cash and shares of our common stock in respect of the relevant conversion), but holders of Notes will be subject to all changes affecting our common stock. For example, if an amendment is proposed to our certificate of incorporation or bylaws requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to the conversion date related to a holder’s conversion of its Notes (if we have elected to settle the relevant conversion by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share)) or the last trading day of the relevant observation period (if we elect to pay and deliver, as the case may be, a combination of cash and shares of our common stock in respect of the relevant conversion), such holder will not be entitled to vote on the amendment, although such holder will nevertheless be subject to any changes affecting our common stock.

The conditional conversion feature of the Notes could result in Note holders receiving less than the value of our common stock into which the Notes would otherwise be convertible.
Prior to the close of business on the business day immediately preceding January 15, 2019, holders of the Notes may convert their Notes only if specified conditions are met. If the specific conditions for conversion are not met, holders of the Notes will not be able to convert their Notes, and may not be able to receive the value of the cash, common stock or a combination of cash and common stock, as applicable, into which the Notes would otherwise be convertible.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Upon conversion of the Notes, holders of the Notes may receive less valuable consideration than expected because the value of our common stock may decline after exercise of the conversion right but before we settle our conversion obligation.
Under the Notes, a converting holder will be exposed to fluctuations in the value of our common stock during the period from the date such holder surrenders Notes for conversion until the date we settle our conversion obligation.

Upon conversion of the Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to satisfy our conversion obligation in cash or a combination of cash and shares of our common stock, the amount of consideration that Note holders will receive upon conversion of their Notes will be determined by reference to the volume-weighted average price of our common stock for each trading day in a 60 trading day observation period. This period would be (i) subject to clause (ii), if the relevant conversion date occurs prior to January 15, 2019, the 60 consecutive trading day period beginning on, and including, the second trading day immediately succeeding such conversion date; (ii) if the relevant conversion date occurs during the 10 scheduled trading day period beginning on, and including, the scheduled trading day immediately succeeding the date we deliver notice of the record date of the Hexis spin-off, the 60 consecutive trading day period beginning on, and including, the trading day immediately succeeding the final day of such 10 scheduled trading day period; and (iii) subject to clause (ii), if the relevant conversion date occurs on or after January 15, 2019, the 60 consecutive trading days beginning on, and including, the 62nd scheduled trading day immediately preceding the maturity date. Accordingly, if the price of our common stock decreases during this period, the amount and/or value of consideration Note holders receive will be adversely affected. In addition, if the market price of our common stock at the end of such period is below the average volume-weighted average price of our common stock during such period, the value of any shares of our common stock that Note holders will receive in satisfaction of our conversion obligation will be less than the value used to determine the number of shares that Note holders will receive.

If we elect to satisfy our conversion obligation solely in shares of our common stock upon conversion of the Notes, we will be required to deliver the shares of our common stock, together with cash for any fractional share, on the third business day following the relevant conversion date. Accordingly, if the price of our common stock decreases during this period, the value of the shares that Note holders receive will be adversely affected and would be less than the conversion value of the Notes on the conversion date.

The Notes are not protected by restrictive covenants.
The indenture governing the Notes does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries. The indenture contains no covenants or other provisions to afford protection to holders of the Notes in the event of a fundamental change or other corporate transaction involving us except in certain circumstances.

The increase in the conversion rate for Notes converted in connection with a make-whole fundamental change or the Hexis spin-off may not adequately compensate Note holders for any lost value of their Notes as a result of such transaction.
If a make-whole fundamental change occurs prior to the maturity date or we deliver a notice of the record date of the Hexis spin-off, under certain circumstances, we will increase the conversion rate by a number of additional shares of our common stock for Notes converted in connection with such make-whole fundamental change or the Hexis spin-off, as the case may be. The increase in the conversion rate will be determined based on (i) the date on which the specified corporate transaction becomes effective or, in the case of the Hexis spin-off, the date we deliver notice of the record date of the Hexis spin-off and (ii) the price paid (or deemed to be paid) per share of our common stock in such transaction or, in the case of the Hexis spin-off, the average of the last reported sale prices of our common stock over the five trading days prior to the date we deliver notice of the record date of the Hexis spin-off, The increase in the conversion rate for Notes converted in connection with a make-whole fundamental change or the Hexis spin-off, as the case may be, may not adequately compensate Note holders for any lost value of their Notes as a result of such transaction. In addition, if the price of our common stock in such transaction or when we deliver notice of the record date of the Hexis spin-off is greater than $45.00 per share or less than $12.11 per share (in each case, subject to adjustment), no additional shares will be added to the conversion rate. Moreover, in no event will the conversion rate per $1,000 principal amount of Notes as a result of this adjustment exceed 82.5763 shares of common stock, subject to certain adjustments set forth in the indenture. Our obligation to increase the conversion rate for Notes converted in connection with a make-whole fundamental change or the Hexis spin-off could be considered a penalty, in which case the enforceability thereof would be subject to general principles of reasonableness and equitable remedies.

The conversion rate of the Notes may not be adjusted for all dilutive events.
The conversion rate of the Notes is subject to adjustment for certain events, including, but not limited to, the issuance of certain stock dividends on our common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, cash dividends and certain issuer tender or exchange offers However, the conversion rate will not be adjusted for other events, such as a third-party tender or exchange offer or an issuance of common stock for cash,

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

that may adversely affect the trading price of the Notes or our common stock. An event that adversely affects the value of the Notes may occur, and that event may not result in an adjustment to the conversion rate.

Holders of Notes will not be entitled to any rights with respect to the common stock of Hexis.
The conversion rate of the Notes is subject to adjustment upon the Hexis IPO. However, holders of Notes will not be entitled to receive any shares of common stock of Hexis solely as a result of holding or converting the Notes. Further, after the Hexis IPO, holders of the Notes will not be entitled to any rights with respect to the common stock of Hexis (including, without limitation, voting rights and rights to receive any dividends or other distributions on Hexis’s common stock) solely as a result of holding or converting the Notes.

Whether we effect the Hexis IPO will depend on a number of factors, many of which are beyond our control. We cannot provide assurance that the Hexis IPO will occur prior to the maturity date of the Notes or at all.

Holders of Notes that convert their Notes in connection with the Hexis spin-off may not receive any shares of our common stock upon conversion.
If we notify holders of Notes of the record date of the Hexis spin-off, holders will be entitled to convert their Notes during the period of 10 scheduled trading days beginning on, and including, the scheduled trading day immediately succeeding the date we deliver such notice. We may settle any such conversions in cash, shares of our common stock or any combination thereof, Unless we elect to settle such conversions entirely in shares of our common stock, holders of Notes that wish to participate in the Hexis spin-off will have to purchase our common stock in the public market for settlement prior to the record date for such spin-off.

Whether we effect the Hexis spin-off will depend on a number of factors, many of which are beyond our control. We cannot provide assurance that the Hexis spin-off will occur prior to the maturity date of the Notes or at all.

Some significant restructuring transactions and significant changes in the composition of our board may not constitute a fundamental change, in which case we would not be obligated to offer to repurchase the Notes.
Upon the occurrence of a fundamental change, holders of the Notes have the right to require us to repurchase their Notes. However, the fundamental change provisions will not afford protection to holders of Notes in the event of other transactions that could adversely affect the Notes. For example, transactions such as leveraged recapitalizations, refinancings, restructurings, or acquisitions initiated by us may not constitute a fundamental change requiring us to repurchase the Notes. In the event of any such transaction, the holders would not have the right to require us to repurchase the Notes, even though each of these transactions could increase the amount of our indebtedness, or otherwise adversely affect our capital structure or any credit ratings, thereby adversely affecting the holders of Notes.

In addition, certain circumstances involving a significant change in the composition of our board, including in connection with a proxy contest where our board does not endorse a dissident slate of directors but approves them as “continuing directors” as defined under the indenture may not constitute a fundamental change. In the event of any such significant change in the composition of our board, the holders would not have the right to require us to repurchase the Notes and would not be entitled to an increase in the conversion rate upon conversion.

We cannot provide assurance that an active trading market will develop for the Notes.
Prior to this offering, there has been no trading market for the Notes, and we do not intend to apply to list the Notes on any securities exchange or to arrange for quotation on any automated dealer quotation system. We have been informed by the underwriters that they currently intend to make a market in the Notes after the offering is completed. However, the underwriters may discontinue their market-making at any time without notice. In addition, the liquidity of the trading market in the Notes, and the market price quoted for the Notes, may be adversely affected by changes in the overall market for this type of security and by changes in our financial performance or prospects or in the prospects for companies in our industry generally. As a result, we cannot provide assurance that an active trading market will develop for the Notes. If an active trading market does not develop or is not maintained, the market price and liquidity of the Notes may be adversely affected. In that case Note holders may not be able to sell their Notes at a particular time or may not be able to sell their Notes at a favorable price.

Any adverse rating of the Notes may cause their trading price to fall.
We do not intend to seek a rating on the Notes. However, if a rating service were to rate the Notes and if such rating service were to lower its rating on the Notes below the rating initially assigned to the Notes or otherwise announces its intention to put the Notes on credit watch, the trading price of the Notes could decline.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Note holders may be subject to tax if we make or fail to make certain adjustments to the conversion rate of the Notes even though Note holders do not receive a corresponding cash distribution.
The conversion rate of the Notes is subject to adjustment in certain circumstances, including the payment of cash dividends. If the conversion rate is adjusted as a result of a distribution that is taxable to our common stockholders, such as a cash dividend, Note holders may be deemed to have received a dividend subject to U.S. federal income tax without the receipt of any cash. In addition, a failure to adjust (or to adjust adequately) the conversion rate after an event that increases Note holders proportionate interest in us could be treated as a deemed taxable dividend to Note holders. If a make-whole fundamental change or the Hexis spin-off occurs prior to the maturity date, under some circumstances, we will increase the conversion rate for Notes converted in connection with the make-whole fundamental change or the Hexis spin-off. Such increase may also be treated as a distribution subject to U.S. federal income tax as a dividend. If a Note holder is a non-U.S. holder, any deemed dividend would be subject to U.S. federal withholding tax at a 30% rate, or such lower rate as may be specified by an applicable treaty, which may be withheld from subsequent payments on the Notes.

The capped call transactions may affect the value of the Notes and our common stock.
In connection with the pricing of the Notes, we entered into capped call transactions with the option counterparties. The capped call transactions are expected to reduce the potential dilution and/or offset any cash payments due in excess of the principal amount of converted Notes, as the case may be, upon any conversion of the Notes, with such reduction and/or offset subject to a cap. If the underwriters exercise their over-allotment option, we may enter into additional capped call transactions.
In connection with establishing their initial hedge of the capped call transactions, the option counterparties and/or their respective affiliates expect to enter into various derivative transactions with respect to our common stock and/or purchase shares of our common stock concurrently with or shortly after the pricing of the Notes. This activity could increase (or reduce the size of any decrease in) the market price of our common stock or the Notes at that time.

In addition, the option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following the pricing of the Notes and prior to the maturity of the Notes (and are likely to do so during any observation period related to a conversion of Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Notes, which could affect Note holders’ ability to convert the Notes and, to the extent the activity occurs during any observation period related to a conversion of Notes, it could affect the number of shares and value of the consideration that Note holders will receive upon conversion of the Notes.

In addition, if any such capped call transactions fail to become effective, whether or not this offering of Notes is completed, the option counterparties and/or their respective affiliates may unwind their hedge positions with respect to our common stock, which could adversely affect the value of our common stock and, if the Notes have been issued, the value of the Notes.

The price of our common stock historically has been volatile. This volatility may affect the price at which Note holders could sell the common stock you receive upon conversion of their Notes, if any, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock and the value of the Notes.
The market price for our common stock has varied significantly in past periods. This volatility may affect the price at which Note holders could sell the common stock, if any, they receive upon conversion of their Notes, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock and the value of the Notes. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in “Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2013; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

In addition, the sale of substantial amounts of our common stock could adversely impact its price. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock, and the value of the Notes, to decline.

Provisions in our organizational documents and in Maryland law may inhibit potential acquisition bids that our stockholders may consider favorable, which could decrease the value of shares of our common stock and the Notes.
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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

•
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

Any one or more of these provisions, singularly or together, may have an anti-takeover effect that discourages potential acquisition bids that our stockholders may consider favorable, which, under certain circumstances, could reduce the market price of our common stock and the value of the Notes.

ITEM 6.    EXHIBITS

Exhibits – See Exhibit Index

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KEYW HOLDING CORPORATION

Date:	July 31, 2014	By:	/s/ Leonard E. Moodispaw
Leonard E. Moodispaw
President and Chief Executive Officer

Date:	July 31, 2014	By:	/s/ Philip L. Calamia
Philip L. Calamia
Executive Vice President and Chief Financial Officer

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Exhibit No.	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of the Company, as filed on October 6, 2010	(1)

3.2	Amended and Restated Bylaws of the Company	(2)

4.3	Specimen of Common Stock Certificate	(3)

10.1	Amendment Number 3, dated as of June 16, 2014, among The KEYW Corporation, as Borrower, The KEYW Holding Corporation and direct and indirect subsidiaries thereof, as guarantors, certain lenders party thereto and Royal Bank of Canada, as administrative agent for the Lenders	(4)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	x

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	x

32.1*
Certification of the Chief Executive Officer and the Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
x

101.INS**	XBRL Instance Document	x

101.SCH**	XBRL Taxonomy Extension Schema Document	x

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	x

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	x

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	x

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

x	Filed herewith.
(1)	Filed as Exhibit 3.1 to the Registrant's Form 10-K filed March 29, 2011, File No. 001-34891.
(2)	Filed as Exhibit 3.2 to the Registrant's Form 10-K filed March 29, 2011, File No. 001-34891.
(3)	Filed as Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-167608).
(4)	Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed June 16, 2014, File No. 001-34891.
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