Form 10-Q
period 2014-09-30
KEYW HOLDING CORP
filed 2014-11-04
CIK 1487101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:          September 30, 2014
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
Yes ☐             No ☒

The number of shares outstanding of the issuer’s common stock ($0.001 par value), as of October 30, 2014 was 37,591,137.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except share and par value per share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,174	$2,480
Receivables	47,941	51,198
Inventories, net	16,232	11,305
Prepaid expenses	2,623	2,009
Income tax receivable	8,952	4,133
Deferred tax asset, current	787	1,133
Total current assets	123,709	72,258

Property and equipment, net	28,068	26,826
Goodwill	297,484	297,484
Other intangibles, net	24,183	29,343
Other assets	5,515	3,038
TOTAL ASSETS	$478,959	$428,949
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolver	$—	$22,000
Accounts payable	10,947	8,004
Accrued expenses	7,406	5,628
Accrued salaries and wages	14,252	11,948
Term note – current portion	—	7,000
Deferred revenue	1,752	2,745
Total current liabilities	34,357	57,325
Long-term liabilities:
Convertible senior notes, net of discount	123,096	—
Term note – non-current portion	—	56,000
Non-current deferred tax liability	7,491	8,095
Other non-current liabilities	6,842	7,292
TOTAL LIABILITIES	171,786	128,712
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5 million shares authorized, none issued	—	—
Common stock, $0.001 par value; 100 million shares authorized, 37,583,787 and 36,925,730 shares issued and outstanding	38	37
Additional paid-in capital	317,320	302,557
Accumulated deficit	(10,185)	(2,357)
Total stockholders’ equity	307,173	300,237
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$478,959	$428,949

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Government Solutions	$75,932	$71,762	$209,297	$223,427
Commercial Cyber Solutions	3,037	2,011	7,708	6,477
Total	78,969	73,773	217,005	229,904
Costs of Revenues, excluding amortization
Government Solutions	51,889	48,964	143,519	154,514
Commercial Cyber Solutions	586	382	1,651	1,300
Total	52,475	49,346	145,170	155,814
Gross Profit
Government Solutions	24,043	22,798	65,778	68,913
Commercial Cyber Solutions	2,451	1,629	6,057	5,177
Total	26,494	24,427	71,835	74,090
Operating Expenses
Operating expenses	25,167	20,669	69,825	63,404
Intangible amortization expense	3,029	5,984	9,088	18,995
Total	28,196	26,653	78,913	82,399
Operating Loss	(1,702)	(2,226)	(7,078)	(8,309)
Non-Operating Expense, net	4,241	7,321	6,296	8,895
Loss before Income Taxes	(5,943)	(9,547)	(13,374)	(17,204)
Income Tax Benefit, net	(2,921)	(4,045)	(5,546)	(7,080)
Net Loss	$(3,022)	$(5,502)	$(7,828)	$(10,124)
Weighted Average Common Shares Outstanding
Basic	37,571,677	36,708,835	37,394,789	36,554,964
Diluted	37,571,677	36,708,835	37,394,789	36,554,964
Loss per Share
Basic	$(0.08)	$(0.15)	$(0.21)	$(0.28)
Diluted	$(0.08)	$(0.15)	$(0.21)	$(0.28)

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)
(In thousands except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2014	36,925,730	$37	$302,557	$(2,357)	$300,237
Net loss	—	—	—	(7,828)	(7,828)
Warrant exercise, net	31,097	—	133	—	133
Option exercise, net	286,508	1	634	—	635
Restricted stock issuances	264,573	—	2,483	—	2,483
Restricted stock forfeitures	(19,987)	—	(119)	—	(119)
Equity issued as part of acquisitions, net	95,866	—	1,016	—	1,016
Stock based compensation	—	—	2,688	—	2,688
Conversion feature of convertible debt, net of expenses	—	—	26,331	—	26,331
Purchase of convertible note hedges	—	—	(18,403)	—	(18,403)
BALANCE, SEPTEMBER 30, 2014	37,583,787	$38	$317,320	$(10,185)	$307,173

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands except share amounts)

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
	(Unaudited)	(Unaudited)
Net loss	$(7,828)	$(10,124)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock compensation	5,052	4,314
Depreciation and amortization expense	14,370	23,306
Amortization of discount on convertible debt	967	—
Write-off of deferred financing costs	1,976	—
Non-cash impact of TI earn-out reduction	—	(146)
Windfall tax benefit from option exercise	(382)	—
Deferred taxes	(258)	(5,310)
Changes in operating assets and liabilities:
Receivables	3,257	8,580
Inventories, net	(4,863)	(1,497)
Prepaid expenses	(67)	(990)
Income taxes, net	(4,251)	96
Accounts payable	2,943	247
Accrued expenses	2,393	702
Other balance sheet changes	406	195
Net cash provided by operating activities	13,715	19,373
Cash flows from investing activities:
Acquisitions, net of cash acquired	(2,940)	(6,751)
Purchases of property and equipment	(6,499)	(5,443)
Capitalized software development costs	—	(2,716)
Net cash used in investing activities	(9,439)	(14,910)
Cash flows from financing activities:
Proceeds from issuance of convertible debt	149,500	—
Purchase of convertible note hedges	(18,403)	—
Issuance cost of convertible senior notes and revolving credit facility	(6,446)	—
Repayment of revolver, net	(22,000)	(1,000)
Repayment of term note	(63,000)	(3,938)
Windfall tax benefit from option exercise	382	—
Proceeds from option and warrant exercises, net	385	1,454
Net cash provided by (used in) financing activities	40,418	(3,484)
Net increase in cash and cash equivalents	44,694	979
Cash and cash equivalents at beginning of period	2,480	5,639
Cash and cash equivalents at end of period	$47,174	$6,618
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,676	$2,711
Cash paid for taxes	$71	$2,625

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

Inventories
Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Our inventory consists of specialty products that we manufacture on a limited quantity basis for our customers. We manufacture at quantity levels that are projected to be sold in the six-month period following production. The Company has not had any products sold below their standard pricing less applicable volume discounts. As of September 30, 2014 and December 31, 2013, we had an inventory reserve balance of $353,000 and $0 respectively, for certain products where the market has not developed as expected.

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

Software Development Costs
Costs of internally developed software for resale are expensed until the technological feasibility of the software product has been established. In accordance with the pronouncement on software development costs of the Accounting Standards Codification (“ASC”), software development costs are capitalized and amortized over the product's estimated useful life. The Company determined that it had achieved technological feasibility during the third quarter of 2012 on certain software being developed. During the second quarter of 2013 the Company determined that the software being developed was substantially complete and had capitalized in total approximately $4.3 million of software development costs. The capitalized software development costs will be amortized using the greater of straight-line method or as a percentage of revenue recognized from the sale of the capitalized software. During the three and nine months ended September 30, 2014, the Company had capitalized software amortization costs of $0.3 million and $0.5 million, respectively.

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

Goodwill
Purchase price in excess of the fair value of tangible assets and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. In accordance with FASB ASC Topic 350-20, Goodwill, the Company tests for impairment at least annually. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. As of and subsequent to the measurement date October 1, 2013, the Company has operated as two reporting units. The fair value of each reporting unit is estimated using either qualitative analysis or a combination of income and market approaches. If the carrying amount of the unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company evaluated goodwill during the fourth quarter of fiscal year 2013 and concluded there was no impairment to the carrying value of goodwill. No events occurred during the period ended September 30, 2014 that management believes requires a new impairment test.

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

Fair Value of Financial Instruments
The balance sheet includes various financial instruments consisting of cash and cash equivalents, accounts receivable, and accounts payable. The fair values of these instruments approximate the carrying values due to the short maturity of these instruments. The balance sheet also includes our convertible senior note, which the fair value of is estimated using a market approach with Level 2 inputs.

Research and Development
Internally funded research and development expenses are expensed as incurred and are included in cost of operations in the accompanying consolidated statement of operations. In accordance with FASB ASC Topic 730, Research and Development, such costs consist primarily of payroll, materials, subcontractor and an allocation of overhead costs related to product development. Research and development costs totaled $5.3 million and $2.3 million for the three months ended September 30, 2014 and 2013, respectively. Research and development costs totaled $13.7 million and $5.3 million for the nine months ended September 30, 2014 and 2013, respectively, and are included in the operating expenses in the condensed consolidated statement of operations.

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

For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax liability or benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax obligations or benefits and subsequent adjustments as considered appropriate by management. The Company's policy is to record interest and penalties as an increase in the liability for uncertain tax obligations or benefits and a corresponding increase to the income tax provision. No such adjustments were recorded during the three or nine months ended September 30, 2014.

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
The following table presents the calculation of basic and diluted net income per share (in thousands except per share amounts):

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net loss	$(3,022)	$(5,502)	$(7,828)	$(10,124)
Weighted average shares – basic	37,572	36,709	37,395	36,555
Effect of dilutive potential common shares	—	—	—	—
Weighted average shares – diluted	37,572	36,709	37,395	36,555
Net loss per share – basic	$(0.08)	$(0.15)	$(0.21)	$(0.28)
Net loss per share – diluted	$(0.08)	$(0.15)	$(0.21)	$(0.28)
Outstanding options and warrants, total	7,391	7,695	7,391	7,695
Employee equity share options, restricted shares and warrants granted by the Company are treated as potential common shares

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options and in-the-money warrants and unvested restricted stock. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible, are collectively assumed to be used to repurchase shares. As we incurred a net loss for the three and nine months ended September 30, 2014 and 2013, none of the outstanding options or warrants were included in the diluted share calculation as they would have been anti-dilutive.
The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread of our Convertible Senior Notes due 2019 (the "Notes") on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share of common stock when the average market price of our common stock for a given period exceeds the Notes' conversion price of $14.83. For the three and nine months ended September 30, 2014, the Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the conversion price of the Notes exceeded the average market price of the Company’s common shares for the three and nine months ended September 30, 2014.

Stock Based Compensation
As discussed in Note 10, the shareholders approved the 2013 KEYW Holding Corporation Stock Incentive Plan in August 2012. The 2013 Stock Incentive Plan, which took effect on January 1, 2013, replaced the 2009 Stock Incentive Plan. The Company adopted the 2009 Stock Incentive Plan in December 2009. The Company had originally adopted a stock option plan in 2008. The Company applies the fair value method that requires all share-based payments to employees and non-employee directors, including grants of employee stock options, to be expensed over their requisite service period based on their fair value at the grant date, using a prescribed option-pricing model. We use the Black-Scholes option-pricing model to value share-based payments. Compensation expense related to share-based awards is recognized on an accelerated basis. The expense recognized is based on the straight-line amortization of each individually vesting piece of a grant. Our typical grant vests 25% at issuance and 25% per year over the next three years. We expense the initial 25% vesting at issuance, the second over twelve months, the third over twenty-four months and the fourth over thirty-six months. The calculated expense is required to be based upon awards that ultimately vest and we have accordingly reduced the expense by estimated forfeitures.

The following assumptions were used for option grants during the three and nine months ended September 30, 2014 and 2013.

Dividend Yield — The Company has never declared or paid dividends on its common stock and has no plans to do so in the foreseeable future.
Risk-Free Interest Rate — Risk-free interest rate is based on US Treasury zero-coupon issues with a remaining term approximating the expected life of the option term assumed at the date of grant.
Expected Volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company's expected volatility is based on its historical volatility for a period that approximates the estimated life of the options.
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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

operates. Based on that evaluation, we changed our segments from the previously identified Services and ISP to Government Solutions and Commercial Cyber Solutions. The Commercial Cyber Solutions group had been part of ISP beginning with the fourth quarter 2012 acquisition of Sensage, as prior to that time we had no commercial software operations.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, an accounting pronouncement related to revenue recognition (FASB ASC Topic 606), which amends the guidance in former ASC Topic 605, Revenue Recognition, and provides a single, comprehensive revenue recognition model for all contracts with customers. This standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.

2. ACQUISITIONS

The Company has completed multiple acquisitions since it began operations in August 2008. The acquisitions were made to increase the Company’s skill sets and to create sufficient critical mass to be able to serve as prime contractor on significant contracts. Most of the acquisitions resulted in the Company recording goodwill and other intangibles. The goodwill was primarily a result of the acquisitions focusing on acquiring cleared personnel to expand our presence with our main customers. The value of having that personnel generated the majority of the goodwill from the transactions and drove much of the purchase price in addition to other identified intangibles including contracts, customer relationships, contract rights and intellectual property. Several of the acquisitions involved issuance of Company common stock. The stock price for acquisition accounting was determined by the fair value on the acquisition date.

Details of the acquisition completed since January 1, 2013 are outlined below:

IDEAL Technology Corporation
During January 2013, the Company acquired IDEAL Technology Corporation ("IDEAL") for $7.0 million in cash and 157,655 shares of KEYW stock valued at $12.69 for a total purchase price of $9.1 million. IDEAL is not considered material to the financial results of KEYW.

2014 Acquisitions
During the first nine months of 2014, the Company acquired the assets of NetClarity, Inc. ("NetClarity") and certain assets of Architecture Technology Corporation ("ATC") in two separate asset transactions. The total consideration paid for these two purchases was $2.9 million in cash and 99,851 shares of KEYW stock valued at $1.1 million. Neither of these acquisitions are considered material to the financial results of KEYW.

The total purchase price paid for the acquisition described above have been allocated as follows (in thousands):

	IDEAL	NetClarity/ATC

Cash	$301	$—
Current assets, net of cash acquired	894	63
Fixed assets	70	24
Intangibles	2,056	3,928
Goodwill	6,623	—
Total Assets Acquired	9,944	4,015
Current liabilities	865	59
Total Liabilities Assumed	865	59
Net Assets Acquired	$9,079	$3,956
Net Cash Paid	$6,751	$2,890
Equity Issued	2,027	1,066
Actual Cash Paid	$7,052	$2,890

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

All acquisitions were accounted for using the acquisition method of accounting. Results of operations for each acquired entity were included in the consolidated financial statements from the date of each acquisition.

Pro forma income statements are not presented for nine months ended September 30, 2014 and 2013 as there have been no material acquisitions during these periods.

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

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

At September 30, 2014, the Company did not have any financial assets or liabilities that were carried at fair value.

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
Accounts Receivable
Billed	$39,706	$35,757
Unbilled	8,235	15,441
Total Accounts Receivable	$47,941	$51,198

Unbilled amounts represent revenue recognized which could not be billed by the period end based on contract terms. The majority of the unbilled amounts were billed subsequent to period end. Retainages typically exist at the end of a project and/or if there is a disputed item on an invoice received by a customer. At September 30, 2014 and December 31, 2013, retained amounts are insignificant and are expected to be collected subsequent to the balance sheet date.
Most of the Company's revenues are derived from contracts with the US Government, in which we are either the prime contractor or a subcontractor, depending on the award.

5. INVENTORIES

Inventories at September 30, 2014 and December 31, 2013 consisted of work in process at various stages of production and finished goods. This inventory, which consists primarily of mobile communications devices, aeroptic cameras and radars are valued at the lower of cost (as calculated using the weighted average method) or market. The cost of the work in process consists of materials put into production, the cost of labor and an allocation of overhead costs. At September 30, 2014, and December 31, 2013, we had an inventory reserve balance of $353,000 and $0 respectively, for certain products where the market has not developed as expected.

6. PREPAID EXPENSES

Prepaid expenses at September 30, 2014 and December 31, 2013, primarily consist of prepaid insurance, deferred financing costs and software licenses.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

7. PROPERTY AND EQUIPMENT

Property and equipment are as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Property and Equipment
Aircraft	$10,226	$9,163
Leasehold Improvements	14,694	13,753
Manufacturing Equipment	4,350	4,064
Software Development Costs	4,263	4,263
Office Equipment	12,762	8,528
Total	$46,295	$39,771
Accumulated Depreciation	(18,227)	(12,945)
Property and Equipment, net	$28,068	$26,826

Depreciation expense charged to operations was $1.8 million and $1.5 million for the three months ended September 30, 2014 and 2013, respectively. Depreciation expense charged to operations was $5.3 million and $4.3 million for the nine months ended September 30, 2014 and 2013, respectively.

8. AMORTIZATION OF INTANGIBLE ASSETS

The following values were assigned to intangible assets (other than goodwill) for the acquisitions noted below:

		September 30, 2014 (In thousands)
Acquisition	Intangible	Gross Book Value	Accumulated Amortization	Net Book Value
Everest	Contracts	4,690	(3,596)	1,094
FASI	Contracts	2,775	(2,370)	405
Poole	Contract rights	20,914	(8,365)	12,549
Sensage	Intellectual Property	4,567	(3,045)	1,522
Sensage	Customer Relationships	3,682	(1,473)	2,209
Rsignia	Intellectual Property	5,001	(3,056)	1,945
Dilijent	Intellectual Property	1,000	(611)	389
IDEAL	Intellectual Property	2,056	(1,713)	343
NetClarity	Intellectual Property	692	(77)	615
NetClarity	Customer Relationships	876	(58)	818
ATC	Intellectual Property	$2,360	$(66)	$2,294
		$48,613	$(24,430)	$24,183

The Company recorded amortization expense of $3.0 million and $6.0 million for the three months ended September 30, 2014, and 2013, respectively. The Company recorded amortization expense of $9.1 million and $19.0 million for the nine months ended September 30, 2014, and 2013, respectively.

Estimated future intangible amortization expense by year as of September 30, 2014 (In thousands):
Remainder of 2014	2015	2016	2017	2018	2019
$3,074	$10,264	$6,112	$4,485	$175	$73

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

9. DEBT

2.5% Convertible Senior Notes
In July 2014, the Company initially issued $130.0 million aggregate principal amount of Notes in an underwritten public offering. The Company granted an option to the underwriters to purchase up to an additional $19.5 million aggregate principal amount of Notes, which was subsequently exercised in full in August 2014, resulting in a total issuance of $149.5 million aggregate principal amount of Notes. The Notes bear interest at a rate of 2.50% per annum on the principal amount, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2015, to holders of record at the close of business on the preceding January 1 and July 1, respectively. The Notes mature on July 15, 2019, unless earlier repurchased or converted. The Company may not redeem the Notes prior to their stated maturity date.

Holders of the Notes may convert their notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending September 30, 2014, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Convertible Notes on each applicable trading day; (ii) during the five business day period immediately after any five consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of that period was less than 98% of the product of the last reported sale price of Company’s common stock and the conversion rate for the Convertible Notes for each such trading day; (iii) upon the occurrence of specified corporate events; or (iv) following the Company’s delivery of a notice of the spin-off of its subsidiary, Hexis Cyber Solutions, Inc. On and after January 15, 2019, holders may convert their Notes at any time, regardless of the foregoing circumstances.

Upon conversion, the Company will settle the Notes in cash, shares of Company common stock or a combination of cash and shares of Company common stock, at the Company’s election. The Notes have an initial conversion rate of 67.41 shares of common shares per $1,000 principal amount of the Convertible Notes, which is equal to an initial conversion price of approximately $14.83 per common share. The conversion price is subject to adjustments upon the occurrence of certain specified events, including the initial public offering of the Company’s subsidiary, Hexis Cyber Solutions, Inc., as set forth in the Indenture.

In addition, upon the occurrence of a fundamental change (as defined in the Indenture), holders of the Notes may require the Company to repurchase the Notes at a purchase price of 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date.

The Company incurred approximately $5.7 million of debt issuance costs during the third quarter of 2014 as a result of issuing the Notes. Of the approximately $5.7 million incurred, the Company recorded $4.6 million and $1.1 million to deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the Notes as discussed below. The Company is amortizing the deferred financing costs over the contractual term of the Notes using the effective interest method.

The Company used the net proceeds from the Notes to repay the outstanding balances under the credit facility the Company entered into in 2012, (the "2012 Credit Agreement"). Net proceeds also will be used for working capital, capital expenditures and other general corporate purposes, including potential acquisitions.

The Company allocated the $149.5 million proceeds from the issuance of the Notes between long-term debt, the liability component, and additional paid-in-capital, the equity component, in the amounts of $122.1 million and $27.4 million, respectively. The initial value of liability component was measured using the nonconvertible debt interest rate. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the Notes. Since the Company must still settle the Notes at face value at or prior to maturity, the Company will accrete the liability component to its face value resulting in additional non-cash interest expense being recognized in the Company’s consolidated statements of operations while the Convertible Notes remain outstanding. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

As of September 30, 2014, the outstanding principal of the Notes was $149.5 million, the unamortized debt discount was $26.4 million, and the carrying amount of the liability component was $123.1 million, which was recorded as long-term debt within the Company’s condensed consolidated balance sheet. As of September 30, 2014, the fair value of the liability component relating to the Notes, based on a market approach, was approximately $123.9 million and represents a Level 2 valuation.

During the three and nine months ended September 30, 2014, the Company recognized $1.9 million of interest expense relating to the Convertible Notes, which included $1.0 million for noncash interest expense relating to the debt discount and $0.2 million relating to amortization of deferred financing costs.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Capped Call
During the third quarter of 2014 in conjunction with the issuance of the Notes, the Company paid approximately $18.4 million to enter into capped call transactions with respect to its common shares, (the "Capped Call Transactions"), with certain financial institutions. The Capped Call Transactions generally are expected to reduce the potential dilution to the Company's common stock upon conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of any converted Notes, as the case may be, in the event that the market price of the common stock is greater than the strike price of the Capped Call Transactions, initially set at $14.83, with such reduction of potential dilution subject to a cap based on the cap price, which is initially set at $19.38. The strike price and cap price are subject to anti-dilution adjustments under the terms of the Capped Call Transactions. As a result of the Capped Call Transactions, the Company reduced additional paid-in capital by $18.4 million during the third quarter of 2014.

2014 Revolving Credit Facility
In July 2014, the Company, as guarantor and certain of the Company's subsidiaries, entered into a senior secured credit agreement, (the "2014 Credit Agreement") with certain financial institutions. The 2014 Credit Agreement provides the Company a $42.5 million revolving credit facility (the "2014 Revolver"). The 2014 Revolver includes a swing line loan commitment of up to $10 million and a letter of credit facility of up to $15 million.

Borrowings under the 2014 Credit Agreement bear interest at a rate equal to an applicable rate plus, at the Company’s option, either (a) adjusted LIBOR or (b) a base rate. The Company is required to pay a facility fee to the Lenders for any unused commitments and customary letter of credit fees.

The 2014 Revolver will mature on the earlier to occur of (i) the fifth anniversary of the closing of the 2014 Credit Agreement, and (ii) the date that is 180 days prior to the maturity date of the Notes unless the Notes are converted into equity, repaid, refinanced or otherwise satisfied on terms permitted under the 2014 Credit Agreement. The Company may voluntarily repay outstanding loans under the 2014 Revolver at any time without premium or penalty, subject to customary fees in the case of prepayment of LIBOR based loans.

2012 Credit Facility
In the fourth quarter of 2012, the Company entered into a the 2012 Credit Agreement, which included a $70 million term loan, a $50 million revolver and an accordion feature allowing for an additional $35 million in borrowing. The 2012 Credit Agreement was a five year, multi-bank agreement with the Royal Bank of Canada, as administrative agent. In connection with the issuance of the 2012 Credit Facility the Company incurred $3.2 million in financing costs. These financing costs were being amortized using the effective interest rate method over a five year period, the expected life of the related debt. In July of 2014 in connection with issuing the Notes the Company terminated, satisfied, and discharged all of its obligations under the 2012 Credit Agreement. Interest expense recorded under the credit facilities was $2.4 million and $0.8 million during the three months ended September 30, 2014 and 2013, respectively. Interest expense recorded under the credit facilities was $4.5 million and $2.7 million during the nine months ended September 30, 2014 and 2013, respectively. The Company recognized $0.2 million and $0.2 million in amortization expense relating to deferred financing costs for the three months ended September 30, 2014 and 2013, which was included as part of interest expense. The Company recognized $0.5 million and $0.5 million in amortization expense relating to deferred financing costs for the nine months ended September 30, 2014 and 2013, which was included as part of interest expense. In July 2014 as a result of the termination of the 2012 Credit Agreement, the Company wrote off $2.0 million of unamortized deferred financing costs, which were included as part of interest expense.

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

The option grants during the first nine months of 2014 consist of options issued as discretionary awards. All equity issuances have an exercise price at market value or higher based upon our publicly-traded share price on the date of grant.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

The Black-Scholes model requires certain inputs related to dividend yield, risk-free interest rate, expected volatility and forfeitures in order to price the option values. During 2014, our assumptions related to these inputs were as follows:

-Dividend yield was zero as we have not paid and have no current intentions to pay any dividends

-Risk-free interest rate ranging from 1.47% - 1.66%

-Expected volatility ranging from 36.35% - 48.65%

-Forfeitures ranging from 11% - 37%

A summary of stock option activity for the period ended September 30, 2014 is as follows:

	Number of Shares	Option Exercise Price	Weighted Average Exercise Price
Options Outstanding January 1, 2014	3,081,674
Granted	645,670	$13.16 - $17.71	$17.10
Exercised	(494,113)	$5.00 - $14.88	$8.20
Cancelled	(144,320)	$5.00 - $17.11	$12.27
Options Outstanding September 30, 2014	3,088,911

All stock based compensation has been recorded as part of operating expenses. Accounting standards require forfeitures to be estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture estimates are disclosed in the information regarding the option grants above. For the periods ended September 30, 2014 and 2013, share-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures.

As of September 30, 2014, outstanding stock options were as follows:

Exercise Price	Options Outstanding	Intrinsic Value	Options Vested	Intrinsic Value	Weighted Average Remaining Life (Years)
$5.00 – $5.50	481,700	$2,723,894	480,350	$2,716,375	4.89
$6.90 – $7.66	293,155	1,070,401	210,932	770,109	7.33
$7.96 – $8.14	71,587	221,313	53,003	163,903	7.13
$9.17 – $10.98	257,007	320,429	225,257	291,911	6.63
$11.18 - $11.99	373,274	—	231,941	—	7.72
$12.28 - $12.97	453,172	—	247,104	—	7.87
$13.00 - $13.48	184,510	—	82,706	—	8.39
$14.03 - $14.88	338,236	—	325,322	—	6.37
$16.08 - $17.71	636,270	—	26,332	—	9.26
	3,088,911	$4,336,037	1,882,947	$3,942,298

2013 Stock Incentive Plan
Total equity available to issue	2,000,000
Total equity outstanding or exercised	1,542,582
Total equity remaining for future grants	457,418

Restricted Stock Awards
During 2014, the Company has issued 264,573 shares of restricted stock for employee incentive plans, new hires and director compensation as follows: 153,580 shares to existing employees under the long-term incentive plan; 25,238 shares to existing employees as discretionary awards; 64,755 shares to new hires and 21,000 shares to board members. These shares cliff vest in

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

three years. The expense for these shares will be recognized over the vesting life of each individual tranche of shares based upon the fair value of a share of stock at the date of grant. All restricted stock awards have no exercise price.

As of September 30, 2014, outstanding unvested restricted stock awards were as follows:

Unvested Shares
Outstanding January 1, 2014	603,500
Granted	264,573
Vested	(156,981)
Cancelled	(19,987)
Outstanding September 30, 2014	691,105

The total unrecognized stock compensation expense at September 30, 2014, is approximately $9.3 million, which will be recognized over three years.

11. WARRANTS

During the first nine months of 2014, warrant holders exercised 31,830 warrants, with 29,550 exercised for cash and 2,280 exercised cashlessly. The warrants exercised for cash consisted of 20,000 warrants exercised at $4.00 per share and 9,550 warrants exercised at $5.50 per share. The total cash received from these exercises was $133,000. Under our warrant agreements, warrants may also be exercised cashlessly based on the average price of the Company's common stock for the 5 days prior to exercise. Under this methodology the warrants that were exercised cashlessly were exchanged for 1,547 shares of the Company's common stock.

As of September 30, 2014, outstanding warrants were as follows:

Exercise Price	Warrants Outstanding	Warrants Vested	Weighted Average Remaining Life (Years)
$4.00	1,749,250	1,749,250	0.89
$5.50	2,184,495	2,184,495	1.64
$9.25	210,000	210,000	2.46
$12.65	158,116	158,116	5.16
	4,301,861	4,301,861

12. SEGMENTS

The Company specifically identifies acquired goodwill and intangibles with specific segments. Fixed assets are segregated by segment with assets also being assigned to Corporate for those assets that are not specifically identified for either segment.

	As of and for the nine months ended September 30, 2014 (In thousands and unaudited)
	Government Solutions	Commercial Cyber Solutions	Corporate
Goodwill	$282,017	$15,467	$—
Intangibles, net	14,779	9,404	—
Property and Equipment, net	10,020	7,818	10,230
Depreciation Expense	2,335	1,275	1,672
Intangible Amortization	5,943	3,145	—

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

	For the Nine months ended September 30, 2013 (In thousands and unaudited)
	Government Solutions	Commercial Cyber Solutions	Corporate
Depreciation Expense	$3,070	$167	$1,074
Intangible Amortization	15,902	3,093	—

	As of December 31, 2013 (In thousands)
	Government Solutions	Commercial Cyber Solutions	Corporate
Goodwill	$282,017	$15,467	$—
Intangibles, net	20,723	8,620	—
Property and Equipment, net	9,959	5,470	11,397

13. SUBSEQUENT EVENTS

In connection with the preparation of its financial statements for the nine months ended September 30, 2014, the Company has evaluated events that occurred subsequent to September 30, 2014, to determine whether any of these events required recognition or disclosure in the first nine months of the 2014 financial statements. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

FORWARD-LOOKING STATEMENTS
The matters discussed in this Quarterly Report may constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, activity levels, performance or achievements to be materially different from any future results, activity levels, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “could”, “expect”, “estimate”, “may”, “potential”, “will”, and “would”, or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. There may be events in the future that we are not able to predict or control accurately, and numerous factors may cause events, our results of operations, financial performance, achievements, or industry performance, to differ materially from those reflected in the forward-looking statements. The factors listed in the section captioned “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 10, 2014, the risk factors listed under Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q, as well as any other cautionary language in this Quarterly Report, provide examples of such risks, uncertainties, and events.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013
The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED OVERVIEW (In thousands)	Three months ended September 30, 2014	% of Revenue	Three months ended September 30, 2013	% of Revenue
Revenue	$78,969	100.0%	$73,773	100.0%
Gross Margin	26,494	33.5%	24,427	33.1%
Operating Expenses	25,167	31.9%	20,669	28.0%
Intangible Amortization	3,029	3.8%	5,984	8.1%
Non-operating Expense, net	4,241	5.4%	7,321	9.9%

Revenue increased by $5.2 million, or 7%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. The largest drivers of the increase were the expansion of our government cyber training initiatives, certain government services contract enhancement add-ons, increased government product sales, growth of the Radio programs acquired in connection with the Poole acquisition and increased license and professional services sales related to Hawkeye AP, partially offset by a reduction in pricing associated with the new contract for our airborne collection services and certain services contract rate reductions.
Gross margin increased in dollars and was basically flat as a percentage of revenue for the quarter ended September 30, 2014, as compared to the quarter ended September 30, 2013. The increase in gross margin dollars was predominately due to the increase in revenue discussed above.
Our cost of operations for the three months ended September 30, 2014 increased by $4.5 million compared to the same period ended September 30, 2013. This was due to increased infrastructure within the Commercial Cyber segment. We more than doubled our sales team, built a more robust customer delivery infrastructure and continued to build out our technical team.
Intangible amortization expense has decreased as a result of certain intangibles from prior acquisitions becoming fully amortized. We expect intangible amortization expense, as compared to the same period in the prior year, to decline during the remainder of 2014, as certain of our intangibles continue to become fully amortized.
Non-operating expense consists primarily of interest expense and the 2013 legal settlement costs. The decrease from 2013 is primarily due to the legal settlement costs in the third quarter of 2013 which were partially offset by $3.5 million of additional interest expense during the third quarter of 2014 due to the write off of deferred financing costs related to the termination of 2012 Credit Agreement and increased borrowing levels.

GOVERNMENT SOLUTIONS SEGMENT RESULTS (In thousands)	Three months ended September 30, 2014	% of Revenue	Three months ended September 30, 2013	% of Revenue
Revenue	$75,932	100.0%	$71,762	100.0%
Gross Margin	24,043	31.7%	22,798	31.8%
Operating Expense	14,879	19.6%	15,193	21.2%
Intangible Amortization	1,881	2.5%	4,952	6.9%

Revenue for the three months ended September 30, 2014, increased on a year-over-year basis by $4.2 million, or 6%, as compared to the three months ended September 30, 2013. The largest drivers of the increase were the expansion of our government cyber training initiatives, certain services contract enhancement add-ons, growth of the Radio programs and increased product sales, partially offset by a reduction in pricing associated with the new contract for our airborne collection services and certain services contract rate reductions.
Gross margin increased in dollars and was basically flat as a percentage of revenue for the quarter ended September 30, 2014, as compared to the quarter ended September 30, 2013. The increase in dollars was predominately due to the increase in revenue discussed above.
Operating expenses were basically flat for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.
Amortization expense decreased primarily as a result of certain intangibles from prior acquisitions becoming fully amortized.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

COMMERCIAL CYBER SOLUTIONS SEGMENT RESULTS (In thousands)	Three months ended September 30, 2014	% of Revenue	Three months ended September 30, 2013	% of Revenue
Revenue	$3,037	100.0%	$2,011	100.0%
Gross Margin	2,451	80.7%	1,629	81.0%
Operating Expense	10,288	338.8%	5,476	272.3%
Intangible Amortization	1,148	37.8%	1,032	51.3%

Revenue for the three months ended September 30, 2014, increased on a year-over-year basis by $1.0 million, or 51%, as compared to the three months ended September 30, 2013. The main drivers for the increase were higher license and professional services sales related to Hawkeye AP.
Gross margin increased in dollars and was basically flat as a percentage of revenue for the quarter ended three months ended September 30, 2014, as compared to the same period for 2013. The increase in dollars was predominately due to the increase in revenue discussed above.
Operating expense increased $4.8 million during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. The main driver for the increase was additional investment in infrastructure related to our new software platform. We more than doubled our sales team, built a more robust customer delivery infrastructure and continued to build out our technical team.
Intangible amortization increased slightly as a result of the 2014 acquisitions, partially offset by certain intangibles from prior acquisitions becoming fully amortized.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013
The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

CONSOLIDATED OVERVIEW (In thousands)	Nine months ended September 30, 2014	% of Revenue	Nine months ended September 30, 2013	% of Revenue
Revenue	$217,005	100.0%	$229,904	100.0%
Gross Margin	71,835	33.1%	74,090	32.2%
Operating Expenses	69,825	32.2%	63,404	27.6%
Intangible Amortization	9,088	4.2%	18,995	8.3%
Non-operating Expense, net	6,296	2.9%	8,895	3.9%

Revenue decreased by $12.9 million, or 6%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The largest drivers for the decrease were residual sequestration-related reductions to the Radio programs, lower run rates on government professional services contracts and a reduction in pricing associated with the new contract for our airborne collection services.
Gross margin decreased in dollars and increased slightly as a percentage of revenue for the nine months ended September 30, 2014, as compared to the same period ended September 30, 2013. The decrease in gross margin dollars was predominately due to the decrease in revenue discussed above.
Our cost of operations for the nine months ended September 30, 2014, increased by $6.4 million and increased as a percentage of revenue as compared to the nine months ended September 30, 2013. This was due to increased infrastructure within the Commercial Cyber segment, partially offset by cost reductions in our Government Solutions segment.
Intangible amortization expense has decreased as a result of certain intangibles from prior acquisitions becoming fully amortized. We expect intangible amortization expense, as compared to the same period in the prior year, to decline during the remainder of 2014, as certain of our intangibles become fully amortized.
Non-operating expense consists primarily of interest expense and the 2013 legal settlement costs. The decrease from 2013 is primarily due to the legal settlement costs in the third quarter of 2013, which were partially offset by $3.7 million of additional interest expense during nine months ended September 30, 2014, due to the write off of deferred financing costs related to the termination of 2012 Credit Agreement and increased borrowing levels.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

GOVERNMENT SOLUTIONS SEGMENT RESULTS (In thousands)	Nine months ended September 30, 2014	% of Revenue	Nine months ended September 30, 2013	% of Revenue
Revenue	$209,297	100.0%	$223,427	100.0%
Gross Margin	65,778	31.4%	68,913	30.8%
Operating Expense	41,694	19.9%	50,947	22.8%
Intangible Amortization	5,943	2.8%	15,902	7.1%

Revenue for the nine months ended September 30, 2014, decreased on a year-over-year basis by $14.1 million, or 6%, as compared to the nine months ended September 30, 2013. The largest drivers for the decrease were residual sequestration-related rate reductions to the Radio program, lower run rates on professional services contracts and a reduction in pricing associated with the new contract for our airborne collection services.
Gross margin decreased in dollars and increased slightly as a percentage of revenue for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The decrease in dollars was predominately due to the decrease in revenue discussed above.
Operating expense decreased $9.3 million for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The main drivers for this decrease were cost reduction measures that were implemented mid-2013 and the beginning of 2014, staffing reductions in overhead management and synergies derived from prior acquisitions.
Amortization expense decreased primarily as a result of certain intangibles from prior acquisitions becoming fully amortized.

COMMERCIAL CYBER SOLUTIONS SEGMENT RESULTS (In thousands)	Nine months ended September 30, 2014	% of Revenue	Nine months ended September 30, 2013	% of Revenue
Revenue	$7,708	100.0%	$6,477	100.0%
Gross Margin	6,057	78.6%	5,177	79.9%
Operating Expense	28,131	365.0%	12,457	192.3%
Intangible Amortization	3,145	40.8%	3,093	47.8%

Revenue for the nine months ended September 30, 2014, increased by $1.2 million, or 19%, as compared to the nine months ended September 30, 2013. The main drivers for the increase were additional license sales of Hawkeye AP and sales of HawkEye G in 2014, which were partially offset by lower professional services sales related to Hawkeye AP in 2014.
Gross margin as a percentage of revenue decreased slightly for the nine months ended September 30, 2014, as compared to the same period for 2013. The decrease in gross margin relates to professional services sales, which generally have a higher gross margin, being lower in 2014.
Operating expense increased $15.7 million during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The main driver for the increase was additional investment in infrastructure related to our software platform. We more than doubled our sales team, built a more robust customer delivery infrastructure and continued to build out our technical team.
Intangible amortization increased slightly as a result of the 2014 acquisitions which were partially offset by certain intangibles from prior acquisitions becoming fully amortized.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents totaled approximately $47.2 million at September 30, 2014. Our working capital, defined as current assets minus current liabilities, was $89.4 million, which represents an increase of approximately $74.4 million from December 31, 2013. The increase in working capital is primarily due to the issuance of the Company's 2.50% Convertible Senior Notes discussed below and cash generated from operations. At September 30, 2014, we were in compliance with all of our debt covenants under our senior credit agreement.
Convertible Notes
On July 21, 2014, we initially issued $130.0 million aggregate principal amount of the Company's 2.50% Convertible Senior Notes due July 15, 2019 (the "Notes") pursuant to an underwriting agreement, dated July 16, 2014 (the “Underwriting Agreement”) with

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

RBC Capital Markets, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of several underwriters (collectively, the “Underwriters”). Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, exercisable for up to 30 days after the closing of the offering, to purchase up to an additional $19.5 million principal amount of the Notes solely to cover over-allotments, if any, which was subsequently exercised in full in August 2014, resulting in a total issuance of $149.5 million aggregate principal amount of Notes.
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
The events of default, which may result in the acceleration of the maturity of the Notes, include default by the Company in the payment of principal of the Notes, default by the Company in the payment of interest on the Notes when due and the continuance of such default for a period of 30 days, failure by the Company to comply with its conversion obligations upon exercise of a holder’s conversion right under the Indenture and such failure continuing for 3 business days, failure by the Company to provide timely notice of a fundamental change or specified corporate transaction, if required, failure by the Company to comply with its obligations in respect of certain merger transactions, failure by the Company to perform certain of its agreements required under the Indenture if such failure continues for 90 days after notice is given in accordance with the Indenture, failure by the Company to timely discharge certain other indebtedness, entry of certain judgments against the Company which are not paid, discharged or stayed within 60 days, certain events of bankruptcy or insolvency involving the Company or any significant subsidiary (as defined

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

in the Indenture) of the Company, and failure by the Company to comply with its obligation to postpone the record date of the Hexis spin-off, if necessary.
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
Capped Call Transactions
On July 16, 2014, the Company entered into capped call transactions with each of Royal Bank of Canada and Bank of America, N.A. (collectively, the “Counterparties” and such transactions, the “Capped Call Transactions”). The Capped Call Transactions have an initial strike price of approximately $14.83 per share, which corresponds to the initial conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the Notes, and have a cap price of approximately $19.3760. The Capped Call Transactions cover, subject to anti-dilution adjustments, 8,763,209 shares of the Company’s common stock, which is the same number of shares of the Company’s common stock initially underlying the Notes.
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
The Company has been advised that the Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to the Company’s common stock and/or purchasing or selling the Company’s common stock or other securities of the Company in secondary market transactions prior to the maturity of the Notes. This activity could also cause or avoid an increase or a decrease in the market price of the Company’s common stock or the Notes, which could affect the ability of holders of the Notes to convert the Notes.
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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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
Outlook
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

Interest Rate Risk
At September 30, 2014, we had $149.5 million aggregate principal amount of 2.5% convertible senior notes due 2019 (the "Notes"). As the Notes are fixed rate instruments, as of September 30, 2014, our results of operations are not subject to fluctuations in interest rates.

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

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As of September 30, 2014, and the date of this filing, the Company is not party to any material on-going legal proceedings.

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

The SEC and other regulatory and self-regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, that may impact those engaging in short selling activity involving equity securities (including our common stock). Such rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Financial Industry Regulatory Authority, Inc. and the national securities exchanges of a “Limit Up-Limit Down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Any governmental or regulatory action that restricts the ability of investors in, or potential purchasers of, the Notes to effect short sales of our common stock, borrow our common stock or enter into swaps on our common stock could adversely affect the trading price and the liquidity of the Notes.

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
In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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
In the future, we may sell additional shares of our common stock to raise capital. In addition, a substantial number of shares of our common stock are reserved for issuance upon the exercise of stock options and upon conversion of the Notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the trading price of the Notes and the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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
The conversion rate of the Notes is subject to adjustment for certain events, including, but not limited to, the issuance of certain stock dividends on our common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, cash dividends and certain issuer tender or exchange offers However, the conversion rate will not be adjusted for other events, such as a third-party tender or exchange offer or an issuance of common stock for cash, that may adversely affect the trading price of the Notes or our common stock. An event that adversely affects the value of the Notes may occur, and that event may not result in an adjustment to the conversion rate.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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
If we notify holders of Notes of the record date of the Hexis spin-off, holders will be entitled to convert their Notes during the period of 10 scheduled trading days beginning on, and including, the scheduled trading day immediately succeeding the date we deliver such notice. We may settle any such conversions in cash, shares of our common stock or any combination thereof. Unless we elect to settle such conversions entirely in shares of our common stock, holders of Notes that wish to participate in the Hexis spin-off will have to purchase our common stock in the public market for settlement prior to the record date for such spin-off.

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
The conversion rate of the Notes is subject to adjustment in certain circumstances, including the payment of cash dividends. If the conversion rate is adjusted as a result of a distribution that is taxable to our common stockholders, such as a cash dividend, Note holders may be deemed to have received a dividend subject to US federal income tax without the receipt of any cash. In addition, a failure to adjust (or to adjust adequately) the conversion rate after an event that increases Note holders proportionate

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

interest in us could be treated as a deemed taxable dividend to Note holders. If a make-whole fundamental change or the Hexis spin-off occurs prior to the maturity date, under some circumstances, we will increase the conversion rate for Notes converted in connection with the make-whole fundamental change or the Hexis spin-off. Such increase may also be treated as a distribution subject to US federal income tax as a dividend. If a Note holder is a non-US holder, any deemed dividend would be subject to US federal withholding tax at a 30% rate, or such lower rate as may be specified by an applicable treaty, which may be withheld from subsequent payments on the Notes.

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

THE KEYW HOLDING CORPORATION

Date:	November 4, 2014	By:	/s/ Leonard E. Moodispaw
Leonard E. Moodispaw
President and Chief Executive Officer

Date:	November 4, 2014	By:	/s/ Philip L. Calamia
Philip L. Calamia
Executive Vice President and Chief Financial Officer

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Exhibit No.	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of the Company, as filed on October 6, 2010	(1)

3.2	Certificate of Correction of Articles of Amendment and Restatement	(2)

3.3	Amended and Restated Bylaws of the Company, effective as of August 13, 2014	(3)

4.1	Indenture, dated July 21, 2014, between the Company and Wilmington Trust, National Association, as trustee.	(4)

4.2	First Supplemental Indenture, dated July 21, 2014, between the Company and Wilmington Trust, National Association, as trustee.	(5)

4.3	Form of 2.50% Convertible Senior Note due 2019	(6)

4.4	Specimen of Common Stock Certificate	(7)

10.1	Base Call Option Transaction Confirmation, dated as of July 16, 2014, between the Company and Royal Bank of Canada	(8)

10.2	Base Call Option Transaction Confirmation, dated as of July 16, 2014, between the Company and Bank of America, NA	(9)

10.3	Credit Agreement, dated as of July 21, 2014, among The KEYW Corporation, as the Borrower, certain subsidiaries of the Borrower and the Company, as Guarantors, the lenders identified in the Credit Agreement and Royal Bank of Canada, as Administrative Agent	(10)

10.4	Employment Agreement, dated August 11, 2014, between Hexis Cyber Solutions, Inc. and Philip L. Calamia	(11)

10.5	Additional Call Option Transaction Confirmation, dated as of August 12, 2014, between the Company and Royal Bank of Canada	(12)

10.6	Additional Call Option Transaction Confirmation, dated as of August 12, 2014, between the Company and Bank of America, NA	(13)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	x

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	x

32.1*
Certification of the Chief Executive Officer and the Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
		x

101.INS**	XBRL Instance Document	x

101.SCH**	XBRL Taxonomy Extension Schema Document	x

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	x

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	x

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	x

x	Filed herewith.
(1)	Filed as Exhibit 3.1 to the Registrant's Form 10-K filed March 29, 2011, File No. 001-34891.
(2)	Filed as Exhibit 3.1 to the Registrant's Form 8-K filed July 15, 2014, File No. 001-34891.
(3)	Filed as Exhibit 3.1 to the Registrant's Form 8-K reporting under Items 5.02, 5.03, 5.07, filed August 15, 2014, File No. 001-34891.
(4)	Filed as Exhibit 4.1 to the Registrant’s Form 8-K filed July 15, 2014, File No. 001-34891.
(5)	Filed as Exhibit 4.2 to the Registrant’s Form 8-K filed July 15, 2014, File No. 001-34891.
(6)	Filed as part of Exhibit 4.2 the Registrant’s Form 8-K filed July 15, 2014, File No. 001-34891.
(7)	Filed as Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, as amended, File No. 333-167608.
(8)	Filed as Exhibit 10.1 to the Registrant’s Form 8-K filed July 15, 2014, File No. 001-34891.
(9)	Filed as Exhibit 10.2 to the Registrant’s Form 8-K filed July 15, 2014, File No. 001-34891.
(10)	Filed as Exhibit 10.3 to the Registrant’s Form 8-K filed July 15, 2014, File No. 001-34891.
(11)	Filed as Exhibit 10.1 to the Registrant’s Form 8-K reporting under Items 5.02, 5.03, 5.07, and 9.01, filed August 15, 2014, File No. 001-34891.
(12)	Filed as Exhibit 10.1 to the Registrant’s Form 8-K reporting under Items 2.03, 8.01, and 9.0, filed August 15, 2014, File No. 001-3489.
(13)	Filed as Exhibit 10.2 to the Registrant’s Form 8-K reporting under Items 2.03, 8.01, and 9.0, filed August 15, 2014, File No. 001-34891.
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