Form 10-K
period 2014-12-31
KEYW HOLDING CORP
filed 2015-03-09
CIK 1487101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $442.7 million.
As of February 23, 2015 there were 37,580,249 shares of the registrant’s Common Stock, $0.001 par value per share outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None
A list of the Exhibits and Financial Statement Schedules in this Report on Form 10-K begins on page 85.

FORM 10-K
The KEYW Holding Corporation

i

PART I
INTRODUCTORY STATEMENT
The information contained in this report pertains to the registrant, The KEYW Holding Corporation (KEYW). References in this annual report to “KEYW,” the “Company,” “we,” “our” and “us” refer to The KEYW Holding Corporation and its subsidiaries.
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

We provide a full range of engineering services, cybersecurity and analytic products, and fully integrated platforms that support the entire intelligence process, including collection, processing, analysis and impact. Our platforms include a number of modified commercial turboprop aircraft for imagery and light detection and ranging (LIDAR), collection, products that we manufacture, as well as hardware and software that we integrate using the engineering services of our highly skilled and security-cleared workforce.

KEYW’s Government solutions are focused on Intelligence Community customers including the National Security Agency (NSA), the National Reconnaissance Office (NRO), the National Geospatial Intelligence Agency (NGA), the Army Geospatial Center (AGC) and various other agencies within the Intelligence Community and Department of Defense (DoD). In addition, we provide our products and services to US federal, state and local law enforcement agencies. Our innovative solutions, understanding of intelligence and national security missions, management's long-standing and successful customer relationships and operational capabilities, and best-in-class employee base position us to continue our growth as we expand into the cybersecurity market. We are highly focused on assisting our customers in achieving their mission of cyber superiority both defensively and offensively within the entire domain of cyberspace and doing so in time to observe, respond to and where possible prevent threat events, actions and agents from inflicting harm. Our solutions also encompass a broad spectrum of geospatial intelligence or, GEOINT, capabilities. We believe today's complex, geographically distributed cyber threat environment is driving a convergence of cyber intelligence and geospatial intelligence

KEYW’s primary areas of expertise include:
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

As of December 31, 2014, KEYW had 1,087 employees. For the year ended December 31, 2014, we derived 91% of our revenue from US Government customers acting as both prime contractor and subcontractor on US Government contracts. The majority of our contracts provide for a total contract period of five years, with an initial contract period of one year and the balance in one-year option periods. Historically, contract options are rarely not exercised.

For 2014, 2013 and 2012 our revenue reflected that of KEYW and our acquisitions, from the date of acquisition of $291 million, $299 million and $244 million, respectively, based on accounting principles generally accepted in the United States of America ("US GAAP"). Our 2014 revenue is derived from over 130 contracts (a combination of prime contracts and subcontracts), the ten largest of which accounted for approximately 60% of our 2014 actual revenue, with no individual contract accounting for greater than 15% of our 2014 revenue. For the year ended December 31, 2014, we derived approximately 2% of our revenue from international customers.

Our History

KEYW began operations on August 4, 2008, led by the majority of the former leadership team of Essex Corporation, which was acquired by the Northrop Grumman Corporation in January 2007. Under an agreement between KEYW and Northrop Grumman Corporation, KEYW acquired a core set of capabilities (including over 60 employees) and certain fixed assets from Northrop Grumman Corporation. Since its founding, KEYW has assembled, through a series of highly selective strategic acquisitions, a single distinct platform that provides the high quality and complementary cybersecurity, cyber superiority and intelligence capabilities, solutions and products our customers require.
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
In 2009, we acquired certain assets of Embedded Systems Design, Inc., or ESD, Leading Edge Design & Systems, Inc., or LEDS, and the Systems Engineering and Technical Assistance team of General Dynamics Advanced Information Systems Inc., or GDAIS team, which team supports a large intelligence agency. Both Embedded Systems and LEDS have provided high performance solutions to the Intelligence Community with systems engineering, analysis, and support capabilities. The addition of ESD contributed a hardware systems engineering capability, and LEDS expanded our hardware engineering capabilities, as well as the depth of activity on a large program with our largest customer, the NSA.
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

We are applying knowledge and techniques that we have developed and used to protect some of the most sensitive IC networks to derive a new next-generation information technology endpoint detection and response platform for the commercial market place. By drawing on the skills of our cyber experts, with years of experience in protecting the IC from continuous cyber attacks, we are deploying a platform capable of detecting and removing even the most elusive and persistent cyber threats. Development was performed under the code name Project G and was initially released to a select number of customers for beta testing (early adopters). During 2013, we branded Project G as HawkEye G, coincident with the establishment of Hexis. The general availability of HawkEye G was announced during October 2013.

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

The national security of the United States, our economic prosperity, and the daily functioning of our government depend on a dynamic public and private information infrastructure, which includes computer and telecommunications systems and networks and the data created and used by them. The emergence of foreign military capabilities in cyber space continues. This formalization of military cyber capabilities creates another tool that foreign leaders may use to undermine critical infrastructures that were previously assumed secure. In addition to its own capabilities, the Intelligence Community is cooperating with the private sector to ensure current and evolving understanding of the dynamic cyber environment. The Intelligence Community is integrating cybersecurity with counterintelligence and improving its ability to understand, detect, attribute, and counter the full range of threats.

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

The Defense Department directive put the National Security Agency and Cyber Command, both at Fort Meade, MD and near our headquarters, at the center of US strategy for cyber superiority and cybersecurity. Modern armed forces cannot conduct high-tempo, effective operations without reliable information and communication networks and assured access to cyberspace and geospatial intelligence. KEYW's leadership and the strategic assembly of companies and capabilities involved with these customers and programs have been carefully developed as a continuing response to the ever growing threat the US faces from potential cyber attacks. The Defense Department is expected to continue to work with domestic and international allies and partners and invest in advanced capabilities to defend its networks, operational capability, and resiliency in cyberspace.

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

For national security reasons, there is limited detailed information published on intelligence spending or the amount of intelligence spending dedicated for cyber warfare. In October 2014, the DNI disclosed that the 2014 National Intelligence Program Budget was $50.5 billion and the Military Intelligence Budget was $17.4 billion, for a combined Intelligence Budget of $67.9 billion. According to a recent study by Market Research Ltd, US Federal Cybersecurity spending is expected to reach a cumulative market value of $65.5 billion for the period 2015 - 2020, with this market growing steadily at an estimated annual growth rate of 6.2% over the next six years. Driving this growth is the continued sharp increase in cyber threats and increased reliance on the internet, networked systems, and connectivity, which creates opportunities for cyber attackers to disrupt US Government operations, as well as US critical infrastructure and commercial entities.

As a result of these decisions and actions, our customers have clearly defined agility, cyber superiority, and cybersecurity as critical national security imperatives. We believe that we are strongly positioned, based on our capabilities, competitive strengths and strategy, to be a leader in this currently well-funded and critical market.

Geospace
Since our initial public offering, we have significantly expanded our capabilities in geospatial intelligence. These capabilities are highly complementary to our cyber superiority capabilities. Geospatial intelligence tools and technologies for managing and correlating vast amounts of data, all within a common geo-reference model, are highly relevant and applicable in cyberspace. In addition, the domains of cyberspace and geospace are rapidly converging within the intelligence and defense communities. Attribution and effective remediation of hostile actions in cyberspace frequently requires finding the perpetrators in geospace, and correlating other knowledge that is accessible using geospatial intelligence tools and data.

Cybersecurity Spending
According to an August 2014 market research report by Gartner, global cybersecurity spending in 2014 is expected to be $71.1 billion (an increase of 8% versus 2013) and is expected to grow to $76.9 billion in 2015, an estimated growth rate of 8%.

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

This growth in the cybersecurity market is being driven by the increasing frequency and ferocity of cyber threats. According to former Deputy Secretary of Defense William Lynn, speaking at the 28th Annual International Workshop on Global Security in Paris, “The recent intrusions at the International Monetary Fund, the US defense contractor Lockheed Martin, and at Citibank join those that occurred in the oil and gas sector, at NASDAQ, and at Google as further, troubling instances of a widespread and serious phenomenon. Even some companies employing sophisticated commercial defenses have fallen victim to intrusions that have compromised services and stolen intellectual property.” General Keith Alexander, former Director of the National Security Agency and head of US Cyber Command, stated in July 2012 at the American Enterprise Institute that cyber attacks are causing the “greatest transfer of wealth in history.” General Alexander cited a report from Symantec that concludes that the theft of intellectual property inflicts significant annual costs on American companies.

Capabilities and Customer Solutions

Government Solutions

We provide our US Government customers cybersecurity, cyber superiority and intelligence solutions through services and products. Our services include a full range of technical and program management capabilities needed to conceptualize, build, integrate, and support intelligence systems and capabilities. Our products include turn-key electro-optical (EO) and LIDAR solutions, radio frequency (RF) and other intelligence gathering devices and advanced radar technology. Virtually all of our work requires high-level security clearances, and the descriptions and details of this work are classified. As a result, this work can only be described at a high level, and examples of the systems and solutions we create can only be generally described.

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

Our hardware products are typically low-volume products, typically ordered in volumes of less than 500 units, that meet specific customer needs to create intelligence insight and advantage by capturing information that help identify, locate, and monitor activity that is of interest to our intelligence agency customers. Our products are in active use in hostile environments, and are we modify them based on customer feedback to make them more effective. Our hardware products are sold at fixed prices (volume discounts are available for significant orders), along with a one year warranty.

We own and operate seven Beechcraft King Air B100's and one Metroliner turboprop aircraft for the collection of high resolution EO imagery and LIDAR data in austere environments. With these aircraft, we provide a turn-key solution for high-resolution EO and LIDAR that includes collection, processing, and synthesis of actionable intelligence and georeferenced imagery that keeps pace with an agile threat environment. We believe the value demonstrated by our high-resolution EO and LIDAR platforms in current operational theaters saves lives and should lead to more widespread deployment of them to other military areas of interest around the globe. Furthermore, we expect to continue improving and increasing the capabilities of these platforms by developing new sensor technologies and better processing capabilities, creating a truly agile “multi-INT” intelligence, surveillance, and reconnaissance platform.

We strive to be an agile developer and producer of customer solutions and products because our customers require that we develop, integrate and test our products and solutions rapidly and modify them quickly as customer requirements evolve. Solutions and products that are not agile, i.e. that are static or slow to change, do not meet the needs of our customers as they respond to a rapidly changing threat environment. We believe the cyber age operating requirements of the Intelligence Community make the traditional model of engineering and integration, which can take years to go from concept to initial deployment, outmoded. We have worked closely with our customers to replace the traditional engineering model with a model based on agile development methodologies. In this model, significant progress and milestones are expected every 90 days. Agility requires high levels of skill in both engineering and in program management.

Commercial Cyber Solutions

The majority of our legacy revenue has been generated through analytic software packages and related maintenance and services. On a go-forward basis, we believe that our revenue will be more diversified as we have added additional revenue streams from our Hawkeye products, including the flagship product Hawkeye G. The Hawkeye G product's mission is aimed at ensuring that business IT infrastructure is equipped with tools and capability to detect, engage, and remove both external and internal cyber threats. Cyber terrorists, organized crime, and foreign governments focus tremendous effort on commercial, government, and military interests as their prime target. The Hawkeye G product offers active, multi-disciplined approaches to achieve a higher standard of cybersecurity that is based on our expertise supporting our nation’s cybersecurity and cyber warfare missions to ensure that enterprises of any size and in any industry can operate at maximum potential.

US Federal Government Contracts

We derive substantially all of our revenue from US Government customers. In fiscal years 2014, 2013, and 2012, we generated approximately 91%, 93%, and 96%, respectively, of our total revenue from contracts where the end customer was the US Government, which has a highly structured and regulated competitive procurement process. Our intelligence and defense customers typically exercise independent contracting authority and do not use General Services Administration or other government-wide acquisition contracts to obtain our services or products.

Subcontracts accounted for approximately 46% of our revenue in 2014, and prime contracts accounted for the other 54%,. In 2013 subcontractors accounted for approximately 53% of our revenue and prime contracts accounted for approximately 47% of our revenue. Our prime contracts have been awarded as both sole-source and competitive awards; our subcontracts have been awarded competitively from prime contractors.

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

Contract types

We generate revenue under various types of contracts, which include time-and-materials (T&M), fixed-price-level-of-effort, firm-fixed-price (FFP), cost reimbursable contracts, and commercial software license and related service contracts. For the years ended December 31, 2014 and December 31, 2013, we derived revenue from such contracts on an actual basis as follows:

	Year ended December 31, 2014

Contract Type	(in millions)	(percentage)
Time & Materials	$71.5	24.6%
Fixed-Price-Level-of-Effort	$57.9	19.9%
Firm-Fixed-Price	$78.6	27.1%
Cost Reimbursement	$71.2	24.5%
Commercial Software License & Related Service	$11.3	3.9%

	Year ended December 31, 2013

Contract Type	(in millions)	(percentage)
Time & Materials	$109.4	36.6%
Fixed-Price-Level-of-Effort	$43.2	14.5%
Firm-Fixed-Price	$30.9	10.3%
Cost Reimbursement	$105.4	35.3%
Commercial Software License & Related Service	$9.8	3.3%

Time-and-materials contracts. Under a T&M contract, we are paid a fixed hourly rate for each direct labor hour expended and we are reimbursed for allowable material costs and out-of-pocket expenses. To the extent our actual direct labor and associated costs vary in relation to the fixed hourly billing rates among various labor categories provided in the contract, we will generate more or less profit or we could incur a loss.

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

As of January 1, 2015, our total backlog was $506 million, of which $120 million was funded and $386 million was unfunded. As of January 1, 2014, our total backlog was $509 million, of which $132 million was funded and $377 million was unfunded.

Total backlog may fluctuate from period to period depending on our success rate in winning contracts and the timing of contract awards, renewals, modifications and cancellations. We expect to recognize a substantial portion of our funded backlog as revenue within the next 12 months. However, the US Government may terminate any contract at any time.

Customers

We derive substantially all of our revenue from contracts for US Government agencies involved with national security missions. In 2014, 48% of our revenue was derived from contracts for the NSA, 22% of our revenue was derived from contracts for the DoD, 21% of revenue was derived from work for other major intelligence agencies and other intelligence, defense, homeland security and law enforcement organizations, and 9% was derived from commercial customers.

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

Our Competitive Strengths

We believe the following competitive strengths will allow us to take advantage of the trends in our industry:

Cyber superiority, geospatial intelligence and intelligence focused. We focus on delivering cyber superiority, geospatial intelligence and intelligence support for our customers. We deliver a full range of cyber engineering services and solutions, geospatial intelligence services and solutions, and cyber intelligence products. Mastering cyberspace and thereby attaining cyber superiority is a core mission of the Intelligence Community. We are building a platform of capabilities, culture, and technologies that is tailored to meeting this mission. This focus gives our customers faster and more innovative solutions than those offered by our competitors.

Agile intelligence, cybersecurity and cyber age operations expertise. We have significant experience in building signal and information processing solutions, cybersecurity, cyber superiority and geospatial intelligence solutions, using agile methodologies for the Intelligence Community to support mission critical activities and complex national security problems. Our team has established a strong reputation for responding quickly to customer requirements, and for working as a partner with our customers to identify and define these requirements. The changes in the threat environment that have occurred since 2001 have put enormous pressure on the Intelligence Community to respond more quickly and in a more integrated way than ever before. We have a culture of innovation and agility that allows us to respond more quickly and with greater impact than other organizations.

Management's Intelligence Community experience and relationships. Our management has significant expertise in the Intelligence Community and a lengthy track record with many members of the Intelligence Community. Our insight into the Intelligence Community's needs and our mission focus allow us to articulate and support our customers' needs as they emerge, placing us at the forefront of solutions being offered. The senior members of our leadership and technology teams have a record of supporting the Intelligence Community's programs for the past 20 - 30 years. Our long-term relationships establish the basis of trust required to understand and support mission-critical requirements. During this period, our executives have gained access to the highest levels of the Intelligence Community allowing them to provide thought leadership in the transformation of the intelligence process to respond to challenges of cyber age operations and a rapidly changing asymmetrical global threat environment.

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

Skilled employees with high-level security clearances. As of December 31, 2014, 77% of our employees have US Government security clearances, with 72% of our employees holding Top Secret or higher clearance. This concentration of highly-skilled and cleared personnel allows us to respond quickly to customer requirements and gives us on-going insight into our customers' toughest national security problems. The requirement for these clearances and the time and process required to attain them are significant barriers to entering this market.

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
In the commercial software market we are competing with larger multi-national companies such as Cisco, Symantec, and FireEye as well as new start-ups with innovative solutions. While Hexis has an established market presence, its market share is relatively small compared to the large companies it competes with for business. As our Hawkeye G product is a new market entrant, the competitive landscape and our product's acceptance is still evolving.

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
Our research and development, or R&D, consists of IR&D that is an allowable expense under US Government contracts and research and development that is performed at our expense. Spending on R&D activities may vary, depending on the opportunities that we see and customer requirements. In 2014, we spent approximately $18.6 million, or 6.4% of revenue on R&D. For 2015 we are budgeting 7.0% – 8.0% of revenue for R&D. R&D spending increased in 2014 and we expect it to increase slightly in 2015 as we continue to expand our capabilities within the intelligence community and with the commercial software market. Looking forward to 2015, we have established innovation teams in each of our major business areas to broaden our efforts to strategically leverage our technologies and ideas into new program opportunities with our customers.
Our software business will require additional investment to enhance our products and to stay relevant in the marketplace.
Intellectual Property
We own ten patents and have six pending patent applications. We have sixteen federally registered trademarks, two pending federal trademark registration applications, and five registered copyrights. As we develop intellectual property, we make a determination, with the support of outside patent counsel, of the best manner in which to protect it whether through patent or copyright, or as trade secret. When we acquire companies that have developed intellectual property and have patents pending, we make a determination, with the support of outside patent counsel, of whether we need to continue pursuing the pending patent applications. In conjunction with several of our products, we have developed intellectual property that we are protecting as trade secrets. We have made this determination based on the costs and risks involved, as well as on the pace at which changes are being made to the products. As we build our solutions and products, we also make use of third-party intellectual property for which we purchase licenses, as necessary. We integrate technology, including hardware and software, based on designs and architectures that we develop with our customers.
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
We derive substantially all of our revenue from our US Government customers. For the fiscal years ended December 31, 2014, 2013, and 2012, we generated 91%, 93% and 96%, respectively, of our total revenue from contracts with the US Government, either as a prime contractor or a subcontractor. We expect that US Government contracts will continue to be the primary source of our revenue for the foreseeable future. Our reputation and relationship with the US Government, and in particular with the agencies of the US Intelligence Community and the Department of Defense (DoD), are key factors in maintaining and growing our revenue. For example, in 2014, on a GAAP basis, 48% of our revenue was derived from contracts with the NSA, 22% of our revenue was derived from contracts with the DoD, 21% of revenue was derived from other major intelligence agencies and other intelligence, defense, homeland security and law enforcement organizations, and 9% was derived from commercial customers. Our business, prospects, financial condition and/or operating results would be materially harmed if:

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
As of December 31, 2014, our total backlog was $506 million, which included $386 million in unfunded backlog. As of December 31, 2013, our total backlog was $509 million, which included $377 million in unfunded backlog. The US Government’s ability not to exercise contract options or to modify, curtail or terminate our major programs or contracts makes the calculation of backlog subject to numerous uncertainties. Due to the uncertain nature of our contracts with the US Government, we may never realize revenue from some of the engagements that are included in our backlog. Our unfunded backlog, in particular, contains amounts that we may never realize as revenue because the maximum contract value specified under a US Government contract or task order awarded to us is not necessarily indicative of the revenue that we will realize under that contract. If we fail to realize revenue amounts included in our backlog, our future revenue and growth prospects may be adversely affected. For additional information on our backlog, see “Business — US Federal Government Contracts — Backlog.”
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

For the year ended December 31, 2014, and the year ended December 31, 2013, our 10 largest programs accounted for a total of $174 million and $160 million, respectively, or 60% and 54% of our total revenue, respectively. Although we have been successful in continuing work on most of our large programs in the past, there is no assurance that we will be able to do so in the future. The revenue stream from one or more of these programs could end for a number of reasons, including the completion of the customer’s requirements, the completion or early termination of our current program, the consolidation of our work into another program where we are not a contractor under that program, or the loss of a competitive bid for the follow-on work related to our current program. If any of these events were to occur, we could experience an unexpected, significant reduction in revenue and net income.
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
We generate revenue under various types of contracts, which include time and materials (T&M), fixed-price-level-of-effort, firm-fixed-price (FFP), cost reimbursable contracts, and commercial software license and related service contracts. For the years ended December 31, 2014 and December 31, 2013, we derived revenue from such contracts on an actual basis as follows:

	Year ended December 31, 2014

Contract Type	(in millions)	(percentage)
Time & Materials	$71.5	24.6%
Fixed-Price-Level-of-Effort	$57.9	19.9%
Firm-Fixed-Price	$78.6	27.1%
Cost Reimbursement	$71.2	24.5%
Commercial Software License & Related Service	$11.3	3.9%

	Year ended December 31, 2013

Contract Type	(in millions)	(percentage)
Time & Materials	$109.4	36.6%
Fixed-Price-Level-of-Effort	$43.2	14.5%
Firm-Fixed-Price	$30.9	10.3%
Cost Reimbursement	$105.4	35.3%
Commercial Software License & Related Service	$9.8	3.3%

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
As of December 31, 2014, goodwill accounted for $296 million, or 63% of our recorded total assets on an actual basis. We review our goodwill for impairment annually and when events or changes in circumstances indicate the carrying value may not be recoverable. We evaluate our goodwill at the segment level. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. If goodwill became impaired, we could record a significant charge to earnings in our financial statements during the period in which impairment of our goodwill is determined, which would significantly reduce or eliminate our net income.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
Our ability to pay interest on or to refinance our indebtedness, including our convertible notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Our business involves the development of tailored solutions for our customers, a process that relies heavily upon the expertise and services of our employees. Our continued success depends on our ability to recruit and retain sufficient numbers of highly qualified individuals who have advanced engineering and information technology skills, specialized knowledge of customer missions and appropriate security clearances, and who work well with our US Government customers. Due to our growth and increased competition for experienced personnel, particularly in highly specialized areas, it has become more difficult for us to meet our needs for these employees in a timely manner and this may affect our growth in the current fiscal year and in future years. Although we intend to continue to devote significant resources to recruit, train and retain qualified employees, we may not be able to attract and retain these employees. Any failure to do so could impair our ability to perform our contractual obligations efficiently and timely meet our customers' needs and win new business, which could adversely affect our future results. Our overall employee attrition rate for the years ended December 31, 2014 and 2013, on an actual basis, was 17% for both years.

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

Developing our products and related enhancements is expensive. For the year ended December 31, 2014, our research and development costs totaled $18.6 million, a 248% increase over our total research and development costs for the year ended December 31, 2013. Our investments in research and development may not result in significant design improvements, marketable products or features or may result in products that are more expensive than anticipated. Additionally, we may not receive significant revenue from these investments in the near future, if at all, or these investments may not yield expected benefits, either of which could adversely affect our business and operating results. Nevertheless, we believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. As a result, our future plans include significant investments in research and development and related product opportunities. In particular, we have incurred significant research and development costs in connection with Hawkeye G, which largely accounts for the increase described above. If Hawkeye G does not garner widespread market adoption and implementation, our financial results and competitive position could suffer.

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
Risks Relating to Our Convertible Notes
We may not have the ability to raise the funds necessary to settle conversions of the notes or to repurchase the notes upon a fundamental change, and our revolving credit facility contains limitations on our ability to pay cash upon conversion or repurchase of the notes.
The terms of our convertible notes require us to repurchase convertible notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. Upon conversion, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of convertible notes surrendered therefor or being converted. In addition, our ability to repurchase convertible notes or to pay cash upon conversion may be limited by law, by regulatory authority or by agreements governing our future indebtedness, including our revolving credit facility. Our failure to repurchase convertible notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness, including our revolving credit facility. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the convertible notes or make cash payments upon conversions thereof.
Our senior secured credit facility limits our ability to pay any cash amount upon the conversion of the notes.
Our senior secured credit facility prohibits us from making any cash payments on the conversion of the notes if a default or an event of default exists under that facility or if, after giving effect to such cash payment (and any additional indebtedness incurred to make such payments), we would not be in pro forma compliance with our financial covenants. Any new credit facility that we may enter into may have similar restrictions.
The notes are not protected by restrictive covenants.
The indenture governing the convertible notes does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries. The indenture contains no covenants or other provisions to afford protection to holders of the notes in the event of a fundamental change or other corporate transaction involving us except in limited circumstances.
The capped call transactions may affect the value of the notes and our common stock.
In connection with the pricing of the notes, we entered into capped call transactions with the option counterparties. The capped call transactions are expected to reduce the potential dilution and/or offset any cash payments due in excess of the principal amount of converted notes, as the case may be, upon any conversion of the notes, with such reduction and/or offset subject to a cap. In connection with establishing their initial hedge of the capped call transactions, the option counterparties and/or their respective affiliates entered into various derivative transactions with respect to our common stock. This activity or any reduction in such continued activity could affect the market price of our common stock or the convertible notes.
In addition, the option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the convertible notes. This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the convertible notes, which could affect our ability to convert the notes and, to the extent the activity occurs during any observation period related to a conversion of notes, it could affect the number of shares issuable upon conversion of the notes.
The notes are effectively subordinated to our secured debt and any liabilities of our subsidiaries.
The convertible notes rank:

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
In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure debt ranking senior in right of payment to the convertible notes will be available to pay obligations on the notes only after the secured debt has been repaid in full from these assets. There may not be sufficient assets remaining to pay amounts due on any or all of the notes then outstanding. The indenture governing the notes does not prohibit us from incurring additional senior debt or secured debt, nor does it prohibit any of our subsidiaries from incurring additional liabilities.
As of December 31, 2014, our total consolidated indebtedness was $149.5 million, all of which was secured indebtedness of our subsidiary, The KEYW Corporation, to which the convertible notes are structurally subordinated.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
We lease locations listed in the table below. We believe that our facilities are adequate for our current business needs; however we will continue to seek additional space as needed in accordance with our growth or to improve the efficiency and effectiveness of operations.

Location	Square Feet	Lease Expiration Date	Segment
2800 Campus Drive, Suite 150 San Mateo, CA 94403	10,020	7/31/2016	Commercial Cyber Solutions
700 Brooker Creek Blvd. Suite 1400 Oldsmar, Florida 34677	12,800	9/30/2020	Government Solutions
12633 Challenger Parkway, Suite 270 Orlando, FL 23826	5,557	9/30/2019	Government Solutions
7740 Milestone Parkway, Suites 200-500* Hanover, Maryland 21076	122,312	5/31/2022	Government Solutions and Commercial Cyber Solutions
7763 Old Telegraph Road Severn, Maryland 21144	34,429	4/30/2017	Government Solutions
7767 Old Telegraph Road Suites 1-10 Severn, Maryland 21144	44,956	4/30/2018	Government Solutions
1334 Ashton Road, Suite A Hanover, Maryland 21076	22,561	5/31/2016	Government Solutions
7471 Candlewood Road, Suites 104-107 Hanover, Maryland 21076	10,998	1/31/2018	Government Solutions
7471 Candlewood Road, Suites 108-112 Hanover, Maryland 21076	23,865	1/31/2016	Government Solutions
9693 Gerwig Lane Columbia, Maryland 21046	8,000	5/31/2017	Commercial Cyber Solutions
685 Mosser Road McHenry, Maryland 21541	669	9/1/2015	Government Solutions
250 Clarke Street North Andover, Massachusetts 01845	19,280	3/31/2023	Government Solutions
Hangar, 91 Perimeter Road Nashua, New Hampshire 03063	n/a	3/31/2015	Government Solutions
2900 Fairview Park Drive, Suite 300 Falls Church, Virginia 22042	18,051	12/15/2018	Government Solutions
15036 Conference Center Dr., Suite 401 Chantilly, Virginia 20151	2,378	3/31/2015	Government Solutions

*	Headquarters

Item 3.	LEGAL PROCEEDINGS
We are not a party to any material legal proceedings as of March 9, 2015.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
Market Information
On October 1, 2010, the Company’s common stock began trading on the Nasdaq Global Market under the symbol “KEYW”. The following table sets forth the range of high and low intra-day sales prices of KEYW’s common stock for the periods indicated.

	High	Low
Year Ended December 31, 2014:
First Quarter	$23.09	$13.26
Second Quarter	$19.71	$9.71
Third Quarter	$14.41	$10.44
Fourth Quarter	$11.85	$8.70
Year Ended December 31, 2013:
First Quarter	$16.45	$10.88
Second Quarter	$16.22	$12.74
Third Quarter	$13.86	$10.82
Fourth Quarter	$13.70	$11.00
On February 23, 2015, the last reported sale price for our common stock on the Nasdaq Global Select Market was $8.43 per share.
Holders
As of February 23, 2015, there were approximately 336 registered holders of record of our common stock. The number of holders of record does not reflect the number of beneficial holders whose shares are held by depositories, brokers or nominees.
Dividends
We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, our credit facility limits our ability to pay dividends in most circumstances.
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2014 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance (Excluding Column (a)) (c)(1)
Equity compensation plans approved by security holders	2,948,874	$11.55	555,593
Equity compensation plans not approved by security holders)	—		—
TOTAL	2,948,874		555,593

(1)	The 2013 Stock Incentive Plan, which took effect on January 1, 2013, replaced the 2009 plan, and provides for the issuance of a maximum of 2,000,000 shares.

Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our common stock (traded under the symbol “KEYW”) from October 1, 2010 through December 31, 2014, to two indices: the Russell 2000 Index and the NASDAQ Composite Index. In addition, the graph illustrates the performance of a peer group consisting of NCI Inc. (NCIT), ICF International, Inc. (ICFI), Mercury Computer Systems, Inc. (MRCY) and Kratos Defense & Security Solutions, Inc. (KTOS). These peers, while not direct competitors, were selected because they are comparable in such factors as annual revenue, market capitalization and number of employees. We believe that the stock performance of the selected peer group is a relevant comparison for investors. The graph assumes an initial investment of $100 on October 1, 2010 in The KEYW Holding Corporation common stock, each of the two indices and the peer group, each assuming dividend reinvestment. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

Item 6.	SELECTED FINANCIAL DATA
The following tables contain selected historical financial data for us for the years ended December 31, 2014, 2013, 2012, 2011 and 2010.
The selected consolidated financial data presented should be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included in Item 15 of this Annual Report.

	Year ended Dec. 31, 2014	Year ended Dec. 31, 2013	Year ended Dec. 31, 2012	Year ended Dec. 31, 2011	Year ended Dec. 31, 2010
	(In thousands, except per share data)
Revenue	$290,530	$298,732	$243,520	$190,587	$107,988
Gross Profit	95,129	99,512	83,793	56,637	31,544
Net Operating (Loss) Income	(12,188)	(9,847)	3,193	1,828	(2,160)
Net (Loss) Income	(12,864)	(10,634)	1,015	535	10,906
(Loss) Earnings per Share of Common Stock-basic	(0.34)	(0.29)	0.04	0.02	0.62
(Loss) Earnings per Share of Common Stock-diluted	(0.34)	(0.29)	0.03	0.02	0.51
Adjusted EBITDA	$14,083	$27,180	$32,978	$20,569	$9,031
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

•	other companies in our industry may calculate adjusted EBITDA or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

	As of Dec. 31, 2014	As of Dec. 31, 2013	As of Dec. 31, 2012	As of Dec. 31, 2011	As of Dec. 31, 2010
	(In thousands)
Cash and Cash Equivalents	$39,601	$2,480	$5,639	$1,294	$5,795
Working Capital (Deficit)(1)	87,980	16,433	17,951	(16,344)	26,705
Total Assets(2)	473,033	428,949	447,638	264,090	200,914
Long-Term Obligations(2)	135,251	71,387	86,505	15,383	8,222
Total Stockholders' Equity	$304,371	$300,237	$301,028	$180,659	$175,111

(1) Working Capital balances for the years 2013 and 2012 were revised due to an immaterial error related to an acquisition we completed in 2012. The unbilled receivables, related to the acquisition were understated, which led to a corresponding overstatement of goodwill. As a result, December 31, 2013 and 2012 unbilled accounts receivable were increased and goodwill was reduced by $1.5 million, respectively. The financial information for all prior periods presented has retrospectively been revised to reflect this correction, for further information, see "Note 2: Acquisitions" in Part IV, Item 15 of this Form 10-K.
(2) Total Assets and Long Term Obligations for prior years were revised to conform with our current presentation of netting current deferred tax assets and liabilities and netting long-term deferred tax assets and liabilities.

	Adjusted EBITDA Reconciliation

	Year Ended Dec. 31, 2014	Year Ended Dec. 31, 2013	Year Ended Dec. 31, 2012	Year Ended Dec. 31, 2011	Year Ended Dec. 31, 2010
	(In thousands)
Net (Loss) Income	$(12,864)	$(10,634)	$1,015	$535	$10,906
Depreciation	7,195	6,009	4,369	2,082	760
Intangible Amortization	12,162	24,658	21,411	13,410	6,440
Stock Based Compensation	6,421	5,731	3,024	2,829	1,920
Interest Expense, net	8,934	3,508	2,307	907	1,661
Tax (Benefit) Expense	(8,128)	(9,005)	(86)	218	7,814
Public Offering, Acquisition and Other Nonrecurring Costs (Benefits)(1)	363	6,913	938	588	(20,470)
Adjusted EBITDA	$14,083	$27,180	$32,978	$20,569	$9,031
(1) The other non-recurring items include the following: for 2013 a legal settlement and for 2010 a gain recognized from the reversal of the TAGG earnout that was not achieved.
The following tables contain selected historical financial data by quarter for the years ended December 31, 2014 and December 31, 2013.

	2014				2013
	Three Months Ended March 31	Three Months Ended June 30	Three Months Ended Sept. 30	Three Months Ended Dec. 31	Three Months Ended March 31	Three Months Ended June 30	Three Months Ended Sept. 30	Three Months Ended Dec. 31
	(Unaudited and in thousands, except per share data)
Revenue	$63,807	$74,229	$78,969	$73,525	$77,873	$78,258	$73,773	$68,828
Gross Profit	21,492	23,849	26,494	23,294	24,063	25,600	24,427	25,422
Net Operating Loss	(3,888)	(1,487)	(1,702)	(5,111)	(3,092)	(2,992)	(2,226)	(1,537)
Net Loss	(3,076)	(1,730)	(3,022)	(5,036)	(2,262)	(2,360)	(5,502)	(510)
Loss per Share of Common Stock-basic	(0.08)	(0.05)	(0.08)	(0.13)	(0.06)	(0.07)	(0.15)	(0.01)
(Loss) Earnings per Share of Common Stock-diluted	(0.08)	(0.05)	(0.08)	(0.13)	(0.06)	(0.07)	(0.15)	(0.01)
Adjusted EBITDA	$2,418	$5,092	$5,048	$1,525	$6,959	$6,451	$6,757	$7,013

	Adjusted EBITDA Reconciliation
	2014				2013
	Three Months Ended March 31	Three Months Ended June 30	Three Months Ended Sept. 30	Three Months Ended Dec. 31	Three Months Ended March 31	Three Months Ended June 30	Three Months Ended Sept. 30	Three Months Ended Dec. 31
	(Unaudited and in thousands)
Net Loss	$(3,076)	$(1,730)	$(3,022)	$(5,036)	$(2,262)	$(2,360)	$(5,502)	$(510)
Depreciation	1,554	1,916	1,812	1,913	1,345	1,494	1,471	1,699
Intangible Amortization	3,125	2,934	3,029	3,074	6,920	6,091	5,984	5,663
Stock Compensation Amortization	1,624	1,678	1,751	1,368	1,286	1,533	1,494	1,418
Interest Expense	858	1,220	4,348	2,508	914	913	849	832
Tax Benefit	(1,669)	(955)	(2,921)	(2,583)	(1,535)	(1,500)	(4,045)	(1,925)
Acquisition and Other Nonrecurring Costs (Benefits)(1)	2	29	51	281	291	280	6,506	(164)
Adjusted EBITDA	$2,418	$5,092	$5,048	$1,525	$6,959	$6,451	$6,757	$7,013

(1) The other non-recurring items include the 2013 legal settlement.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

•	Critical Accounting Policies. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations. An analysis of our segmented financial results comparing 2014 to 2013 and comparing 2013 to 2012.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and sources of and needs for liquidity.

•
Contractual Obligations and Commitments; Off-Balance-Sheet Arrangements.  Overview of contractual obligations, contingent liabilities, commitments, and off-balance-sheet arrangements outstanding as of December 31, 2014.

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

During 2014, we continued to establish the Company as a viable and competitive entity within our target markets. We grew our prime contract base and further expanded our footprint into the commercial technology sector. Sequestration and the federal government shutdown affected our growth for 2014 (particularly the first quarter of 2014). With the passage of the 2015 fiscal year federal budget, we expect 2015 to return to a more normal government contracting environment. At the end of 2014, we have active contracts to provide services and solutions to 11 of the 16 US intelligence agencies in addition to several hundred commercial enterprises. We intend to continue our acquisition strategy as we find the right complementary companies at the right price.

Our 2015 focuses are: (1) re-accelerating our organic growth rate, (2) winning new business, and (3) investing in internal technology research and development initiatives to position the company for continued growth in the longer term. Key elements of our 2015 strategy include (a) establishing KEYW as a thought and technology leader in the realm of information technology endpoint detection and removal for both commercial and government entities through our developed software platforms, (b) leveraging our multi-INT platform capabilities to further our penetration into the geospatial intelligence (GEOINT), signals intelligence (SIGINT) and airborne intelligence, surveillance and reconnaissance (airborne ISR) markets with our unique, agile approach, and (c) continuing to look for opportunities to acquire capabilities that further enhance our overall positioning in the markets we serve.

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

The policies that we have included below include:

•	Revenue Recognition

•	Inventories

•	Long-Lived Assets (Excluding Goodwill)

•	Goodwill

•	Intangibles

•	Income Taxes

•	Share-Based Compensation
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
Inventories
Inventories are valued at the lower of cost or market. Our inventory consists of specialty products that we manufacture on a limited quantity basis for our customers. We manufacture at quantity levels that are projected to be sold in the six month period following production. As of December 31, 2014 and 2013, we had inventory reserve balances of $0.2 million and zero respectively, for certain products where the market has not developed as expected.

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
Goodwill
Purchase price in excess of the fair value of tangible assets and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. In accordance with FASB ASC Topic 350-20, Goodwill, the Company tests for impairment at least annually. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. As of the measurement date of October 1, 2014, the Company operated as two reporting units. The fair value of each reporting unit is estimated using either qualitative analysis or a combination of income and market approaches. If the carrying amount of the unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company evaluated goodwill during the fourth quarter of fiscal years 2014, 2013 and 2012 and found no impairment to the carrying value of goodwill.
Intangibles
Intangible assets consist of the value of customer related intangibles acquired in various acquisitions. Intangible assets are amortized on a straight line basis over their estimated useful lives unless the pattern of usage of the benefits indicates an alternative method is more representative. The useful lives of the intangibles range from one to seven years. The company periodically tests for impairment through a review of triggering events and as of December 31, 2014, there was no impairment to the carrying value of the intangible assets.
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
For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax liability or benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax obligations or benefits and subsequent adjustments as considered appropriate by management. The Company's policy is to record interest and penalties as an increase in the liability for uncertain tax obligations or benefits and a corresponding increase to the income tax provision. No material adjustments were recorded as of December 31, 2014, 2013, or 2012.
Share-Based Compensation
As discussed in Note 10, to our audited financial statements included in this Annual Report, the shareholders approved the 2013 KEYW Holding Corporation Stock Incentive Plan in August 2012. The 2013 Stock Incentive Plan, which took effect on January 1, 2013, replaced the 2009 Stock Incentive Plan. The Company adopted the 2009 Stock Incentive Plan in December 2009 in conjunction with the corporate reorganization. The Company applies the fair value method that requires all share-based payments to employees and non-employee directors, including grants of employee stock options, to be expensed over their requisite service period based on their fair value at the grant date, using a prescribed option-pricing model. We use the Black-Scholes option-pricing model to value share-based payments. Compensation expense related to share-based awards is recognized on an accelerated basis. The expense recognized is based on the straight-line amortization of each individually vesting piece of a grant. Our typical grant vests 25% at issuance and 25% per year over the next three years. We expense the initial 25% vesting at issuance, all of the first year vesting in the first twelve months, the third vesting would be expensed over twenty-four months and the fourth tranche would be expensed over thirty-six months. The calculated expense is required to be based upon awards that ultimately vest and we have accordingly reduced the expense by estimated forfeitures.
The following assumptions were used for option grants during the periods ended December 31, 2014, 2013, and 2012.
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
Results of Operations

OVERALL RESULTS (In thousands)	Year ended December 31, 2014		Year ended December 31, 2013		Year ended December 31, 2012
Revenue	$290,530	100%	$298,732	100%	$243,520	100%
Gross Margin	$95,129	33%	$99,512	33%	$83,793	34%
Operating Expenses	$95,155	33%	$84,701	28%	$59,189	24%
Intangible Amortization	$12,162	4%	$24,658	8%	$21,411	9%
Non-Operating Expense	$8,804	3%	$9,792	3%	$2,264	1%
Revenue
Revenue decreased by $8.2 million or 3%, for 2014 as compared to 2013. The decrease in revenue in 2014 from 2013 was a result of Government Solutions segment revenue decreasing by $9.7 million which was partially offset by a $1.5 million increase in our Commercial Cyber Solutions segment revenue. The main drivers of the reduction in Government Solutions revenue were the reduction in pricing associated with the new contract for our airborne collection services, residual sequestration-related reductions to the certain programs especially during the first half of 2014 and lower run rates on certain government professional services contracts. With the passage of the fiscal 2015 federal budget we expect 2015 to return to a more normal government contracting environment.
Revenue increased by $55 million or 23%, in 2013 from 2012, as a result of the full year impact of the 2012 acquisitions and organic growth. We had fully integrated the acquisitions from 2012 and 2013 into our current operating structure and therefore are unable to provide an exact division of 2013 organic and acquisition revenue within the Government Solutions segment. However, in 2013 we had no new contracts specifically related to the 2012 acquisitions, thus 2013 pro forma growth of 2% was reflective of the entire business. This growth rate was somewhat negatively impacted by sequestration and the federal government shutdown as well as the delayed introduction of our Commercial Cyber Security Solutions software product.
Gross Margin
Gross margin decreased in total dollars by $4.4 million and remained flat as a percentage of revenue from 2013 to 2014. The decrease in gross margin total dollars related to the decrease in revenue in 2014 from 2013.
Gross margin increased in total dollars by $15.7 million, but decreased slightly as a percentage of revenue from 2012 to 2013. The increase in dollars related to the increase in revenue in 2013 from 2012. The decrease gross margin as a percentage of revenue was predominately due to a larger proportion of subcontract revenue from the full year effect of the Poole acquisition completed in the fourth quarter of 2012.

Operating Expenses
Our cost of operations for 2014 increased by $10.5 million and increased as a percentage of revenue as compared to 2013. This was due to increased infrastructure within the Commercial Cyber Solutions segment, partially offset by cost reductions in our Government Solutions segment.
Cost of operations increased as a percentage of revenue in 2013 from 2012 due to increased infrastructure within the Commercial Cyber Solutions segment and the full year impact of the Poole and Sensage acquisitions made in the fourth quarter of 2012.We initiated cost reduction measures in the middle of 2013 to address the financial impacts of sequestration and our related infrastructure.
Intangible Amortization
Intangible amortization expense has decreased by $12.5 million in 2014 as compared to 2013. The decrease was primarily a result of certain intangibles from prior acquisitions becoming fully amortized during the end of 2013 and throughout 2014, partially offset by the 2014 acquisitions.
Intangible amortization increased in 2013 by $3.2 million as compared to 2012. The increase was primarily a result of the full-year impact of Poole and the other 2012 acquisitions.
Non-Operating Income (Expense)
2014 non-operating expense consists primarily of interest expense. The decrease from 2013 is primarily due to the 2013 legal settlement costs, partially offset by $5.4 million of additional interest expense during 2014, due to the write off of deferred financing costs related to the termination of the 2012 Credit Agreement and increased borrowing levels.
The majority of the 2013 non-operating expense is interest expense associated with borrowings related to our acquisitions and the impact of the legal settlement in the fourth quarter of 2013. Interest expense totaled $3.5 million in 2013. The increase in interest expense from 2012 was due to the larger amounts of debt outstanding in 2013 due to our acquisitions in late 2012.

GOVERNMENT SOLUTIONS SEGMENT RESULTS (In thousands)	Year ended December 31, 2014		Year ended December 31, 2013		Year ended December 31, 2012
Revenue	$279,250	100%	$288,909	100%	$240,245	100%
Gross Margin	$86,342	31%	$91,529	32%	$81,065	34%
Operating Expenses	$55,844	20%	$65,308	23%	$57,199	24%
Intangible Amortization	$7,737	3%	$20,533	7%	$20,658	9%
Revenue
Revenue decreased by $9.7 million in 2014 as compared to 2013. The main drivers of the reduction in Government Solutions revenue were due to the reduction in pricing associated with the new contract for our airborne collection services, residual sequestration-related reductions to the certain programs, especially during the first half of 2014, and lower run rates on certain government professional services contracts. With the passage of the fiscal year 2015 federal budget we expect 2015 to return to a more normal government contracting environment.
Revenue increased by approximately $49 million in 2013 from 2012 due to a combination of the full year impact of our 2012 acquisitions, primarily the Poole acquisition, and internal growth. This segment was directly impacted by both sequestration and the federal government shutdown. We lost a significant amount of revenue as a result of sequestration reductions - a combination of staffing reductions and deferred contracting actions.
Gross Margin
Gross margin decreased in dollars and decreased slightly as a percentage of revenue for 2014 as compared to 2013. The decrease in gross margin as a percentage of revenue is due to higher usage of lower margin sub-contractors on certain professional services contracts, which was partially offset by higher gross margins related to our airborne collection services.
Gross margin increased in dollars and decreased as a percentage of revenue during 2013 as compared to 2012. The increase in revenue drove the increased gross margin dollars. The decreased gross margin profit percentage was due to the acquisition of Poole in late 2012 and a resulting increased reliance on lower margin subcontract revenue.

Operating Expense
Operating expense decreased $9.5 million for 2014, as compared to 2013. The main drivers for this decrease were cost reduction measures that were implemented mid-2013 and the beginning of 2014, staffing reductions in overhead management and synergies derived from prior acquisitions.
Operating expenses increased by $8.1 million in 2013 from 2012. The main driver for the increase was the acquisition of Poole that was only included for three months of 2012, offset partially by staffing reductions in overhead management staffing and synergies derived from prior acquisitions.
Intangible Amortization
Intangible amortization expense has decreased by $12.8 million in 2014 as compared to 2013. The decrease was primarily a result of certain intangibles from prior acquisitions becoming fully amortized during the end of 2013 and throughout 2014.
Intangible amortization expense was flat in 2013 as compared to 2012. The nine additional months of Poole intangible amortization was offset by a reduction in amortization from earlier acquisitions as they became fully amortized.

COMMERCIAL CYBER SOLUTIONS SEGMENT RESULTS (In thousands)	Year ended December 31, 2014		Year ended December 31, 2013		Year ended December 31, 2012
Revenue	$11,280	100%	$9,823	100%	$3,275	100%
Gross Margin	$8,787	78%	$7,983	81%	$2,728	83%
Operating Expenses	$39,311	349%	$19,393	197%	$1,990	61%
Intangible Amortization	$4,425	39%	$4,125	42%	$753	23%
Revenue
Revenue for 2014 increased by $1.5 million, or 15%, as compared to 2013. The main drivers for the increase were additional license sales of Hawkeye AP and sales of HawkEye G in 2014, which were partially offset by lower professional services sales related to Hawkeye AP in 2014.
Our Commercial Cyber Solutions segment dates back to the acquisition of Sensage in the fourth quarter of 2012. The growth shown in 2013 from 2012 is a result of an additional nine months of operations.
Gross Margin
Gross margin as a percentage of revenue decreased slightly for 2014, as compared to 2013. The decrease in gross margin relates to the sales of HawkEye G in 2014, which generally have a lower gross margin than HawkEye AP.
Gross margins were substantially consistent in 2013 and 2012.
Operating Expense
Operating expense increased $19.9 million during 2014, as compared to 2013. The main driver for the increase was additional investment in infrastructure related to our software platform. We more than doubled our sales team, built a more robust customer delivery infrastructure and continued to build out our technical team.
Operating expense increased significantly in 2013 as a result of full year operations as compared to only three months in 2012, and with the investment in infrastructure related to the introduction of our new software platform.
Intangible Amortization
Intangible amortization increased slightly as a result of the 2014 acquisitions, partially offset by certain intangibles from prior acquisitions becoming fully amortized.
Intangible amortization increased in 2013 from 2012 due to the full year impact of the Sensage acquisition.

Liquidity and Capital Resources

At December 31, 2014, we had approximately $39.6 million in cash and cash equivalents. During 2014 we had several significant cash events including the issuance of $149.5 million of convertible notes, repaying and retiring our prior credit facility, entering into a new credit facility and continued infrastructure spending to establish our Hexis business.

Cash from Operations

Operations provided approximately $8.5 million in cash during 2014. This amount primarily consisted of net income plus non-cash adjustments for depreciation, amortization and stock compensation, partially offset by cash used for increased working capital needs. Accounts receivable increased by $4.3 million primarily due to higher fourth quarter revenue in 2014. As we continue to grow, our working capital needs are expected to increase accordingly, particularly with respect to accounts receivable and inventory. Our need for additional working capital will be determined by our method and volume of growth. Growing through self-performed labor will require more working capital than growing using subcontractors, but we expect self-performed labor will be a more profitable alternative than using subcontractors. The main difference for cash flow is that employees are generally paid within two weeks of incurring costs, whereas subcontractors are generally paid within 30 days of receiving an invoice. The expansion of sales within our commercial cyber security platform should improve cash flow and continue to increase our deferred revenue.

We had a number of non-cash adjustments to our net income in 2014, including intangible amortization, depreciation, stock compensation expense, amortization of convertible debt discount, deferred financing costs written-off and changes in our deferred taxes. Intangible amortization was approximately $12.2 million in 2014 and is expected to decrease in 2015 due to the reduction from fully amortized intangibles from earlier acquisitions. We expect intangible amortization, without any additional acquisitions, to be approximately $10.3 million in 2015. We believe that all employees should have an ownership stake in our company. Accordingly, we grant all new employees, whether new hires or employees acquired via acquisition, equity in our company. Our significant growth over the past several years, both organically and through acquisition, has increased our stock compensation expense to $6.4 million in 2014. We use an accelerated method of expensing stock options such that most of the expense is recorded during the first year of the options. Depreciation expense for 2014 was $7.2 million.

Investing and Financing

During 2014, we spent approximately $2.9 million in cash and equity consideration to complete two acquisitions. We have historically completed acquisitions each year. Depending on the size and timing of future acquisitions, we may use additional proceeds under our existing credit facility, as well as additional debt or possibly equity offering proceeds, to complete such acquisitions.

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

Holders may convert their Notes under the following conditions at any time prior to the close of business on the business day immediately preceding January 15, 2019, in multiples of $1,000 principal amount, under the following circumstances:

•
during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending September 30, 2014, if the last reported sale price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day;

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
If an event of default, other than an event of default involving bankruptcy or insolvency of the Company or a significant subsidiary of the Company, occurs and is continuing, either the Trustee or the holders of at least 25% in aggregate principal amount of the Notes then outstanding, by notice to the Company and the Trustee, may declare 100% of the principal amount of, and accrued and unpaid interest (including additional interest, if any) on, all the Notes then outstanding, to be due and payable immediately. If an event of default involving bankruptcy or insolvency events with respect to the Company or a significant subsidiary of the Company occurs, then 100% of the principal amount of, and all accrued and unpaid interest on, all the Notes, will automatically become immediately due and payable without any notice or other action by the Trustee or any holder. Notwithstanding the foregoing, the Company may elect, at its option, that the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture will consist exclusively of the right of the holders of the Notes to receive additional interest on the Notes.

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
The outstanding amount of revolving loans shall be prepaid with (a) 100% of the net cash proceeds of all asset sales or other dispositions of property by Borrower and its subsidiaries, (b) 100% of the net cash proceeds of issuances of debt obligations of Borrower and its subsidiaries (other than permitted debt), and (c) 100% of the net cash proceeds of any public offering or disposition of the equity of Borrower or its subsidiaries (other than up to 33% of the equity of Hexis Cyber Solutions, Inc. or sales to Borrower or its subsidiaries).

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
The Credit Agreement requires the Company to maintain a maximum consolidated senior secured leverage ratio and a minimum cash interest coverage ratio. The consolidated senior secured leverage ratio test measures the ratio of the Company’s consolidated funded indebtedness (other than consolidated funded indebtedness that is unsecured) to trailing four quarter Consolidated EBITDA (as defined in the Credit Agreement). This ratio is permitted to be no greater than 2.25 to 1.00 as of the end of any fiscal quarter during the applicable period. The cash interest coverage ratio test measures the ratio of trailing four quarter Consolidated EBITDA minus taxes paid in such period to consolidated interest expense paid in such period in cash. This ratio is permitted to be no less than 3.50 to 1.00. As of December 31, 2014, the Company was in compliance with its covenants under the Credit Agreement.
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
Outlook

We expect that our 2015 cash flow from operations will be positive. As discussed above, the manner in which we staff our contracts will impact the degree of working capital investment required to fuel our growth. Included in our net income are several significant non-cash transactions that would be add-backs to net income when calculating our cash flow from operations, including stock compensation expense, amortization of intangibles and depreciation of fixed assets.

We will continue to acquire new companies that are a strategic fit and enhance our corporate platform. It is our goal to include an equity component in our acquisitions (20% is our normal target equity component of total purchase price) and the amount of equity we include in any 2015 acquisitions will impact our available cash and credit. The pace and size of any acquisitions will determine how much, if any, of our available credit facility we utilize during the year.

We intend to invest in several potential growth areas in 2015 that may require us to expend more research and development dollars than we have historically. These expenses may not be incurred evenly throughout the year.

After we went public in 2010, employees and investors began to exercise their options and warrants. Some of these exercises were done cashlessly but other exercises were done by paying cash for their shares. We are unable to forecast what the employee and investor activity will be in 2015 with regard to these instruments. The total potential value of these instruments, if all exercised for cash, would be approximately $42 million.

Contractual Obligations and Commitments

	Total	Less than one year	1 – 3 years	3 – 5 years	More than 5 years
	(In thousands)
Facilities/Office space	$35,488	$6,354	$11,361	$8,389	$9,384
Office equipment	80	47	33	—	—
Total Operating Leases	$35,568	$6,401	$11,394	$8,389	$9,384
Debt	149,500	—	—	149,500	—
Total Contractual Obligations	$185,068	$6,401	$11,394	$157,889	$9,384

Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial position is exposed to several risks including interest rate risk and credit risk. We do not use any derivative financial instruments to manage currency exchange rate risk, interest rate risk, equity market or commodity price risk.

Currency Exchange Rates

We currently do not have any material foreign currency risk, and accordingly estimate that an immediate 10 percent change in foreign exchange rates would not have a material impact on our reported net income. We do not currently utilize any derivative financial instruments to hedge foreign currency risks.

Interest Rates

At December 31, 2014, we had $149.5 million aggregate principal amount of 2.5% convertible senior notes due 2019 (the "Notes"). As the Notes are fixed rate instruments, as of December 31, 2014, our results of operations are not subject to fluctuations in interest rates with respect to the Notes.

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

Management assessed our internal control over financial reporting as of December 31, 2014, the end of our fiscal year. Management based its assessment on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year. We reviewed the results of management's assessment with the audit committee of our board of directors.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Grant Thornton LLP, our independent registered public accounting firm, who also audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their reports which appear with our accompanying consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
Our executive officers and directors, and their respective ages and positions, are set forth below.

Name	Age	Position
Leonard E. Moodispaw	72	President; Chief Executive Officer and Chairman of the Board of Directors
Philip L. Calamia	52	Chief Financial Officer
Mark A. Willard	55	Chief Operating Officer
Chris Fedde	64	Executive Vice President and President, Hexis Cyber Solutions, Inc., a subsidiary of The KEYW Corporation
Kimberly J. DeChello	53	Chief Administrative Officer and Secretary
Deborah A. Bonanni	59	Director
William I. Campbell	70	Director
Pierre A. Chao	48	Director
John G. Hannon	77	Director
Kenneth A. Minihan	71	Director
Arthur L. Money	75	Director
Caroline S. Pisano	48	Director
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
Mr. Moodispaw also served as Chief Operating Officer of Essex Corporation from 1998 to 2000. Prior to that time, he was President of ManTech Advanced Systems International, Inc., a subsidiary of ManTech International Corporation. Prior to his time with ManTech Advanced Systems International, Inc., Mr. Moodispaw served in several positions of the former Essex subsidiary, System Engineering and Development Corporation, including president and general counsel.
From 1965 to 1978, Mr. Moodispaw was a senior manager in the National Security Agency (NSA) and later engaged in the private practice of law. Mr. Moodispaw is the founder of the Security Affairs Support Association (now known as INSA) that brings government and industry together to solve problems of mutual interest. He serves on proxy boards for KLAS, LTD, Inmarsat US and QinetiQ US,
Mr. Moodispaw earned a Bachelor of Science degree in Business Administration from the American University in Washington, D.C., a Master of Science degree in Business Administration from George Washington University in Washington, D.C., and a Juris Doctorate degree in Law from the University of Baltimore.
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
Phil Calamia has served as the Chief Financial Officer and Executive Vice President of KEYW since March 25, 2014. Mr. Calamia joined KEYW in December 2013. He served as Vice President of Finance and Administration for Hexis Cyber Solutions, Inc., a wholly-owned subsidiary of the Company from December 2013 to March 2014. Prior to joining KEYW, he was Managing Partner of CFO Navigator, a boutique management-consulting firm assisting management teams and investors in building sustainable enterprise value with a focus on enhancing performance by uncovering previously unidentified opportunities, from February 2013 to December 2013 and from September 2005 to August 2010. From September 2010 to February 2013, he served as the Chief Financial Officer and Principal Accounting Officer of AuthenTec, Inc., which was acquired by Apple, Inc. in the fall of 2012. AuthenTec provided security solutions focused on secure networking, content and data protection, access control and strong fingerprint security on mobile devices and PCs. He also served as Interim Chief Financial Officer and Principal Accounting Officer of Encorium Group, Inc., from May 2008 to March 2011. Encorium Group, Inc. was engaged in the design and management of clinical trials for pharmaceutical, biotechnology, and medical device industries in the U.S. and Europe providing clinical research and development services supporting Phase I through Phase IV clinical trials. Mr. Calamia holds a Bachelor of Administration in Economics from East Stroudsburg University, in PA.
Mark Willard has served as the Chief Operating Officer of KEYW since its founding in August of 2008. In this position, he has played a key role in developing a strong operations team. In his current role he is responsible for ensuring that the goals for revenue and profit are met and assists the CEO in formulating current and long-range plans, objectives and policies. He provides leadership to senior management related to organization, business development and financial management and ensures a clarity of objectives and focus for senior managers and operations personnel. He has over 30 years of multi disciplined management experience related to systems development, operation and life cycle support. Mr. Willard has played a key role in building an engineering capability from the ground up at four companies focused on supporting the Intelligence Community. After eight years of military service he joined ManTech and served as the Vice President of Columbia, MD Operations, responsible for building the company from 30 to over 300 personnel providing engineering services to the National Security Agency. He transitioned to Windermere in 1998. As one of Windermere’s first employees, he helped build a well established engineering development and systems integration company. Windermere was acquired by Essex Corporation in 2005 and Mr. Willard remained at the company and served as the Vice President of the Engineering & Technology Sector. When Essex Corporation was acquired by Northrop Grumman, Mr. Willard continued to build the Engineering & Technology Sector and was responsible for over 400 personnel providing services to the major Intelligence Community agencies, as well as special military. Mr. Willard served at Northrop Grumman in this capacity until his employment with KEYW in 2008. Mr. Willard has a Bachelor of Science degree in Management Sciences and has completed coursework toward a Master of Science degree in Technology Management at the University of Maryland. He proudly raised 3 daughters on lessons learned from Seinfeld episodes, and is looking forward to opening our first warm climate ocean-front office someday.
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
Kim DeChello has served as the Chief Administrative Officer and Secretary of KEYW since its founding in 2008. Ms. DeChello is responsible for providing internal and external coordination, management, and oversight of all administrative activities related to the development and implementation of the mission and goals of the organization. She oversees the administrative functions of the organization such as: corporate administration, human resources, recruiting, stock administration, management information systems and others; ensuring appropriate policies and budgets are in place. She assists with mergers and acquisitions and ethics and compliance. She is responsible for developing company policies that comply with regulations and that reflect management philosophy and culture. She partners with the CEO and other executives in formulating current and long-range plans and implementing strategic and operational strategies. As Corporate Secretary she has a wide range of responsibilities including administration of critical corporate matters. Prior to this, she was the Chief Administrative Officer at Essex Corporation, which she joined in May 1987. At Essex she served in various administrative and management capacities. She was appointed Vice President in December 2003, appointed Corporate Secretary in January 1998 and Chief Administrative Officer in November 1997. She served in these positions at Essex through July 2008, until her employment with KEYW in 2008. Ms. DeChello received a Master of Science degree in Human Resources Management in 2000 from the University of Maryland. Ms. DeChello also holds an Associate of Arts degree in Accounting, and a Bachelor of Science degree in Criminal Justice/Criminology from the University of Maryland.

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
Bill Campbell has been a director at KEYW since July 16, 2009. Mr. Campbell is currently a Senior Advisor to JPMorgan Chase & Co. where he was most recently Chairman of Chase Card Services, the nation’s second largest credit card organization. From 2005 to 2007 he served as Chairman of Visa International, leading the organization to its IPO in 2008, the largest in US history. With an extensive consumer products and financial services management background, Mr. Campbell also serves as President of Sanoch Management, a consulting and investment firm for financial companies, start-ups, and venture capital firms. Prior to his executive roles at JPMorgan Chase and its predecessors, and the formation of Sanoch Management, Mr. Campbell oversaw Citigroup’s Global Consumer Business, including global branch banking and credit cards. He became Chief Executive Officer of Global Citibank in 1996 and Chief Executive Officer of Citigroup’s Global Consumer Business a year later. Before joining Citicorp in 1995, Mr. Campbell spent 28 years at Philip Morris, including five years as Chief Executive Officer of Philip Morris USA. He began his career in Canada in brand management in 1967 and eventually served as President of the Asian region for Philip Morris, EVP of Marketing and Sales for Philip Morris USA, and EVP of Strategic Planning for Philip Morris Companies. He currently serves as a director to the following privately held companies: BTI Systems, Inc., First Beverage Group, Focus Financial Partners LLC and LeadDog Marketing Group. Mr. Campbell earned a Bachelor’s degree in Economics from the University of Alberta in 1965 and a Master’s degree in Business Administration from the University of Western Ontario in 1967.
Mr. Campbell’s business experiences in a diverse group of major public companies, including service as the CEO of Philip Morris USA and in numerous executive positions in the financial services industry, gives our board of directors a perspective on national and global economic developments and valued experience in the operations of large organizations.
Pierre Chao has been a director at KEYW since October 27, 2010. Mr. Chao is a Managing Partner and co-founder of Enlightenment Capital and a Founding Partner of Renaissance Strategic Advisors. From 2003 – 2007, Mr. Chao was the Director of Defense-

Industrial Initiatives at the Center for Strategic and International Studies, a Washington D.C. based, non-partisan defense and foreign policy think tank. From 1999 to 2003, Mr. Chao was a managing director and senior aerospace/defense analyst at Credit Suisse First Boston (CSFB), where he was responsible for following the US and global aerospace/defense industry. He remained a CSFB independent senior adviser with the Equity Research group and then Investment Banking from 2003 to 2006. Prior to joining CFSB, Mr. Chao was the senior aerospace/defense analyst at Morgan Stanley Dean Witter from 1995 to 1999 and he was the senior aerospace/defense industry analyst at Smith Barney during 1994. Prior to his career as a Wall Street analyst, Mr. Chao was a director at JSA International, a Boston/Paris-based management-consulting firm that focused on the aerospace/defense industry. Mr. Chao was also a co-founder of JSA Research, an equity research boutique specializing in the aerospace/defense industry. Before signing on with JSA, he worked in the New York and London offices of Prudential-Bache Capital Funding as a mergers and acquisitions banker focusing on aerospace/defense.
Mr. Chao earned dual Bachelor of Science degrees in Political Science and Management Science from the Massachusetts Institute of Technology. He is a holder of the right to use the Chartered Financial Analyst designation. Mr. Chao brings three decades of management consulting, investment banking and policy expertise in the aerospace/defense industry to our board.
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
Art Money has been a director at KEYW since August 22, 2008. Previously, he served as a Director of Essex Corporation from January 2003 to January 2007. He is currently consulting, specializing in command, control, and communications, intelligence, signal processing, and information processing. Mr. Money served as the Assistant Secretary of Defense for Command, Control, Communication and Intelligence (C3I) from October 1999 to April 2001. Prior to his Senate confirmation in that role, he was the Senior Civilian Official, Office of the Assistant Secretary of Defense for C3I from February 1998. Mr. Money also served as the Chief Information Officer for the Department of Defense from 1998 to 2001. From 1996 to 1998, he served as Assistant Secretary of the Air Force for Research, Development and Acquisition, and as CIO for the Air Force. He has also received distinguished public service awards from the US Department of Defense (Bronze Palm), the US Air Force, and the US Navy. Prior to his government service, Mr. Money held senior management positions (including President from 1989 to 1995) with ESL Inc., a subsidiary of TRW, and the TRW Avionics and Surveillance Group. Mr. Money serves on numerous United States Government panels, boards and commissions. He currently serves on the board of Electronic Warfare Associates, Inc., NovoDynamics, Inc.,

InfoZen, Inc. and Eagle Ray, Inc. Mr. Money received a Bachelor of Science degree in Mechanical Engineering from San Jose State University in 1965, a Master of Science degree in Mechanical Engineering from University of Santa Clara in 1970 and attended the Harvard Executive Security Program in 1985 and the Program for Senior Executives at the Sloan School at the Massachusetts Institute of Technology in 1988. Mr. Money received the INSA (Intelligence and National Security Alliance) 28th Dr. William Oliver Baker Award in May 2012 and was elected to the National Academy of Engineering in October 2013.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under the Exchange Act during its most recent fiscal year and Forms 5 with respect to its most recent fiscal year, the Company believes that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the respective reporting persons during the fiscal year ended December 31, 2014.
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
Audit Committee Financial Expert
Our board of directors has determined that Ms. Pisano qualifies as an “audit committee financial expert” under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002. In addition, our board of directors has determined that Ms. Pisano is an independent director under the listing standards of the NASDAQ Marketplace Rules and is independent pursuant to Rule 10A-3 of the Exchange Act.
Board Composition
The biographical information presented above discusses the specific experience, qualifications, attributes and skills contributing to our conclusion that each director should serve as a member of our board of directors. Our goal in selecting board members is to compose leadership that has a broad base of knowledge and experience targeted to our business and industry, which allows our board to engage in forthright discussion about our strategies, risks and plans as a company. Members of the board of directors who have an investment stake in our company have interests that are aligned with our company’s desire to grow and prosper. We believe that each board member has demonstrated business acumen and an ability to exercise sound and ethical judgment, as well as a commitment of service to our company and to our board of directors during the period leading up to this filing. Finally, we value their significant experience on other public company boards of directors and board committees, in government agencies, and in private companies, which when aggregated as a full board we feel provides the level of expertise necessary in directing our company.
Board Committees
Our board of directors has established an audit committee, a compensation committee, and a nominating and corporate governance committee, with each committee having the composition and responsibilities described below. The members of each committee are appointed by our board of directors. Copies of the charters of each of the audit committee, compensation committee, and nominating and corporate governance committee setting forth the responsibilities of the committees are available on our website at www.keywcorp.com. We periodically review and revise the committee charters.
Audit Committee
Our audit committee is comprised of Caroline Pisano, Art Money, and John Hannon. Ms. Pisano is the chairperson of our audit committee. Our board of directors has determined that each member of the audit committee meets the financial literacy requirements under the NASDAQ Marketplace Rules and that Ms. Pisano qualifies as an “audit committee financial expert” under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002. In addition, our board of directors has determined that each member of our audit committee is an independent director under the listing standards of the NASDAQ Marketplace Rules and is independent pursuant to Rule 10A-3 of the Exchange Act. As provided for in the committee’s charter, as approved by our board of directors, our audit committee is responsible for, among other things:

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

Compensation Discussion and Analysis

Introduction
The following discussion provides an overview and analysis of the compensation programs applicable to each person that served as our principal executive officer or principal financial officer during 2014 and our three other most highly compensated executive officers for 2014 (referred to herein as our Named Executive Officers, or NEOs), and certain executive compensation policies for 2013 and 2014. This section also explains our general compensation philosophy and objectives and how we made compensation decisions for our NEOs for 2014. Our NEOs in 2014 were:

•	Len Moodispaw — President & Chief Executive Officer;

•	Phil Calamia — Chief Financial Officer (CFO);

•	Mark Willard — Chief Operating Officer (COO);

•	Chris Fedde — Executive Vice President & President of Hexis Cyber Solutions, Inc., a KEYW Subsidiary;

•	Kim DeChello — Chief Administrative Officer (CAO);

•	John Krobath — Chief Financial Officer (CFO and NEO through March 25, 2014).

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
Change of Control and Severance Benefits
We have change-of-control and severance provisions in the employment agreements in place for all of our 2014 NEOs except Mr. Fedde. For a further discussion of the change-of-control and severance provisions applicable to some NEOs see “Employment Agreements” and “Potential Payments Upon Termination or Change of Control” below.

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
Role of Management.  Our Chief Executive Officer participates in meetings of our compensation committee upon the request of its members and in meetings of our board of directors as a member of the board and makes recommendations to the compensation committee and board of directors with respect to base salary, the setting of performance targets, the amounts of any short-term and long-term incentive compensation and equity awards for our executive officers. The compensation committee also works with our COO, CFO and CAO in evaluating the financial, accounting, tax and retention implications of our various compensation programs. Neither Mr. Moodispaw nor any of our other NEOs participate in deliberations relating to his or her own compensation.
Assessment of Competitive Practices and Role of Compensation Consultant.  We believe that competitive compensation programs are critical in attracting, retaining and motivating the talent KEYW needs to achieve its stated objectives. Our board of directors engages outside Compensation Consultants to assist the compensation committee in its assessment of the competitiveness of our executive compensation practices. Pursuant to their engagement, they complete a benchmarking analysis of total direct compensation for top executives and other key employees and make recommendations to management and the compensation committee regarding executive and key employee compensation. In addition, they assist in the design of annual incentive and long-term incentive plans for KEYW executives and employees. See “Components of Executive Compensation” below, for further discussion of our annual incentive and long-term incentive plans. They perform the work under the direction and authority of the board of directors and the compensation committee, with input from management.
In August 2012, our board of directors engaged Aon Hewitt, whom we refer to as the “Compensation Consultant”, to complete a series of benchmark activities to understand changes to executive and independent compensation practices. The Compensation

Consultant's benchmarking analysis was based on two distinct peer groups (Direct and Indirect Peers) which it developed jointly with executive management. We believe Direct Peers should serve as the primary reference point for evaluating the reasonableness of pay levels, while practices should be shaped by a broader index including Indirect Peers.
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
The second peer group developed by the Compensation Consultant and executive management and examined by the compensation committee consisted of Indirect Peer competitors as follows:

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

Hexis Executive Incentive Plan includes a payout to participants in the event of a Liquidation Event of Hexis, as described in the plan.

Align the interests of executives with stockholders, provide for executive ownership of stock, attract, retain and motivate key talent, and reward long-term growth of the business.

The purpose of this plan is to incentivize and reward key senior management personnel of Hexis to maximize the market value of Hexis, independent of KEYW, through a limited trigger compensation plan.

Discretionary Awards	One-time awards of cash or equity.	Intended to recognize exceptional contributions to KEYW’s business by individual executives and employees.
Retirement, Health, & Welfare Benefits	Includes benefits such as: Health, dental and vision insurance Life and disability insurance Paid Time Off and Holidays Company 401(k) contributions Employee Stock Purchase Plan	These benefits are part of our broad-based total compensation program, available to all full-time employees of the Company.
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
Annual Incentives.  Effective January 2010, we adopted the KEYW Annual Incentive Plan, which we refer to as the annual incentive plan (the "AIP"). In general, all of our employees may become eligible to participate in the AIP, with our Chief Executive Officer retaining discretion to determine which employees (other than executive officers) are included in the AIP on a year-to-year basis. Approval of the compensation committee is required with respect to the inclusion of any of our executive officers in the AIP. The AIP is intended to:

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

Under the AIP, annual incentive opportunities are established each year as a percentage of each eligible employee’s base salary. For our Chief Executive Officer and other executive officers, performance goals and incentive opportunities are generally recommended by the compensation committee and determined by the board of directors in the first quarter of the fiscal year to which the award relates. For our Chief Executive Officer and other executive officers, annual incentive payments under the AIP are tied to company-wide financial performance targets. In establishing the AIP, the compensation committee and the board of directors assessed that company-wide financial performance targets best gauge the performance of KEYW’s senior management team in growing short- and long-term stockholder value. For 2014, the compensation committee determined to set company-wide financial performance targets for our Chief Executive Officer and other executive officers based on the achievement of a combination of specified target revenue and specified target EBITDA, measured after giving effect to payments to employees under the AIP, which we refer to as the 2014 financial target. The board determines revenue and EBITDA growth rates and corresponding AIP target levels based on the economic environment, investor expectations, and contract activity. The levels are expected to be challenging but reachable. In particular, the compensation committee and the board of directors determined to weight KEYW achievement of the 2014 financial target 60% on the achievement of target revenue and 40% on the achievement of target EBITDA and for Hexis 100% on the achievement of target revenue.
Annual incentive plan payouts for 2014 for our Chief Executive Officer and other executive officers were based on the extent to which actual revenue and EBITDA performance (weighted as described above) met the 2014 financial target, based on a sliding scale of performance. For our NEOs, actual revenue and EBITDA performance were required to achieve a minimum level of 90% of the 2014 financial target for awards to be paid under the AIP. For employees that are not executive officers, actual revenue and EBITDA performance were required to achieve a minimum level of either 80% or 90% of the 2014 financial target (or in the case of non-executive employees for which other performance targets were established, 80% or 90% of such other performance target), depending on the particular employee’s job title and position. For 2014, the Chief Executive Officer’s incentive opportunity ranged from 37.5% to 112.5% of base salary, with a target of 75% of base salary. For each other executive officer, his or her incentive opportunity ranged from 25% of base salary to 75% of base salary, with a target of 50% of base salary.
The following table sets forth the minimum, target and maximum annual incentive payments potentially payable to our Chief Executive Officer and our other executive officers based on the percentage achievement of the 2014 financial target. Former Chief Financial Officer Krobath was not eligible to participate in the 2014 AIP. The table is based on 2014 annual salaries.

	2014 Base Salary	Payment Level/Percentage Achievement of 2014 Financial Target
Name		Minimum/90%	Target/100%	Maximum/110%
Len Moodispaw	$500,011	$187,504	$375,008	$562,512
Phil Calamia	$280,010	$70,003	$140,005	$210,008
Mark Willard	$325,000	$81,250	$162,500	$243,750
Chris Fedde	$300,020	$75,005	$150,010	$225,015
Kim DeChello	$250,016	$62,504	$125,008	$187,512
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
Our compensation committee determined that for 2014, KEYW achieved actual revenue and EBITDA performance above the minimum payment level under the plan and Hexis did not meet performance goals. Therefore, the compensation committee approved the payment of a bonus under the AIP to the CEO and Mr. Calamia, Mr. Willard and Ms. DeChello at an appropriate payment level for such NEO. See “Compensation Actions in 2015”, “Summary Compensation Table” and “Grants of Plan-Based Awards Table” herein.
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
In 2012, we awarded stock options and restricted stock awards to our NEOs under The KEYW Holding Corporation 2009 Stock Incentive Plan (the 2009 Plan). In 2013 and 2014, we awarded stock options and restricted stock awards to our NEOs under The

KEYW Holding Corporation 2013 Stock Incentive Plan (the 2013 Plan). See “Executive Compensation — Grants of Plan-Based Awards Table” for a detailed description of equity awards made to our NEOs from 2012 to 2014 and “Executive Compensation — Equity Incentive Plans” for a detailed description of the 2008, 2009 and 2013 Plans.
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
As part of the board of directors’ and compensation committee’s review of competitive compensation practices, the board of directors and compensation committee adopted a new long-term incentive plan, which we refer to as the long-term incentive plan or LTIP, which sets forth KEYW’s long-term incentive compensation policy for its executive officers and other employees. The LTIP applies with respect to long-term incentive compensation awards beginning in 2010. The LTIP is designed to:

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
Under the LTIP, long-term incentive awards are to be awarded annually to eligible employees. To date, we have only issued stock options and restricted stock under the LTIP. We expect LTIP awards to be made early each year based on prior year performance.
Discretionary Awards. Discretionary awards are intended to recognize exceptional contributions to KEYW’s business by individual executives and employees. On August 13, 2014, the board of directors of the Company approved a separate bonus to Mr. Calamia of $25,000 in connection with Mr. Calamia's performance for the successful 2.50% Convertible Senior Notes Offering.
Hexis Executive Incentive Plan. Effective January 31, 2014, we adopted the Hexis Executive Incentive Plan which is managed and administered by KEYW. The plan is designed to incentivize and reward key senior management personnel of Hexis to maximize the market value of Hexis, independent of KEYW, through a limited trigger compensation plan. In the event of a Liquidation Event of Hexis, as defined below, KEYW will allocate a percentage of the market valuation received or attributed to Hexis to the Plan to be distributed to participants based on their ownership interests in that pool. The payout will be triggered solely upon the consummation of either a sale, either for stock or cash of the acquiring company, of 51% or more of the outstanding shares of Hexis owned by KEYW or an initial public offering of Hexis stock. Under no other events will the plan funding be triggered.
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

Compensation Actions in 2014
On January 31, 2014 AIP awards were paid to the NEOs based on the achievement of the 2013 financial targets above the minimum AIP payment level.

Payments were as follows:

NEO	Annual Incentive Plan (AIP) Performance Award	AIP Discretionary Award	Total
Len Moodispaw	$300,000	$—	$300,000
John Krobath (1)	112,000	—	112,000
Mark Willard	140,000	—	140,000
Chris Fedde (2)	65,000	—	65,000
Kim DeChello	100,000	—	100,000

(1) Mr. Krobath resigned effective as of April 25, 2014 and stepped down as Chief Financial Officer on March 25, 2014 when the Company appointed Philip Calamia to this role.
(2) Pro-rated due to partial year employment.

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

On March 20, 2014, Mr. Krobath, our Chief Financial Officer, announced his departure to pursue other professional opportunities, effective as of April 25, 2014. Mr. Krobath was focused on transition issues and certain corporate initiatives during that time. In connection with his departure, the Company and Mr. Krobath entered into an amendment (the “Third Amendment”) to Mr. Krobath’s Employment Agreement, dated as of June 16, 2009, as amended by Amendment to Employment Agreement dated as of March 12, 2012 and Second Amendment to Employment Agreement dated as of June 29, 2012 (collectively, the “Employment Agreement”). Pursuant to the Third Amendment, Mr. Krobath received compensation continuing through December 26, 2014 and a lump-sum payment of $330,000 on January 16, 2015. In addition, all of Mr. Krobath’s outstanding equity awards that would have vested before February 28, 2016 will continue to vest on their original vesting schedule, and the performance criteria with respect to Mr. Krobath’s 2014 stock option awards made on February 7, 2014 were removed, and 50% of such options vested on the first anniversary of the grant date, and 25% will vest on the second anniversary of the grant date. The remaining 25% will not vest.

On March 25, 2014, the Company appointed Philip L. Calamia as Chief Financial Officer and Executive Vice President. Currently, Mr. Calamia receives an annual salary of $280,010 and became eligible to participate in the Company’s annual incentive plan beginning with the 2014 fiscal year. Mr. Calamia’s target bonus is 50% of his base salary. Mr. Calamia received 2,500 restricted stock awards which will vest on December 31, 2016, and 1,000 restricted stock awards which will vest on February 7, 2017. Mr. Calamia must continue service with the Company through the applicable equity vesting dates. Mr. Calamia may receive additional annual equity grants, subject to the discretion of the board of directors. Mr. Calamia also participates in the Hexis Executive Incentive Plan.

In the Company’s Proxy Statement filed on July 11, 2014, the board of directors of the Company recommended that shareholders vote (i) to approve the compensation of the Company’s NEOs (“Say-on-Pay”) and (ii) for the option of having a Say-on-Pay vote every year (annually). As previously reported, at the Company’s 2014 annual meeting, the Company’s shareholders approved the Say-on-Pay proposal and approved an annual Say-on-Pay Vote by a majority of the votes cast.

In August 2014, the Board of Directors at the recommendation of the Compensation Committee, approved an increase to the base salaries of two NEOs over 2013 base salaries as follows:

Name/Title	2013 Base Salary	2014 Base Salary	Percentage Increase
Len Moodispaw President and Chief Executive Officer	$500,011	$500,011	—%
Phil Calamia Chief Financial Officer	$245,000	$280,010	14.29%
Mark Willard Chief Operating Officer	$325,000	$325,000	—%
Chris Fedde EVP, President - Hexis Cyber Solutions, Inc.	$275,018	$300,019	9.09%
Kim DeChello Chief Administrative Officer and Secretary	$250,016	$250,016	—%
John Krobath Former Chief Financial Officer	$280,010	$280,010	—%
In August 2014, Hexis Cyber Solutions, Inc., a wholly owned subsidiary of The KEYW Holding Corporation, entered into an employment agreement with Phil Calamia, Chief Financial Officer of the Company.

The Agreement provides, among other things: (a) an initial base salary of $280,010 and an annual fifty percent (50%) target bonus under the terms of the Company’s Annual Incentive Plan, both of which may be adjusted by the Board of Directors of the Company from time to time; (b) other benefits currently provided to Mr. Calamia, including but not limited to, vacation, health insurance and officers and directors liability insurance; and (c) upon termination of Mr. Calamia’s employment by the Company without Cause (as defined in the Agreement), payment of an amount equal to one year’s base salary plus the amount of certain unpaid and/or pro-rated bonuses and incentive plan payments, and reimbursement of health and dental insurance premiums for one year following such termination, and (d) upon termination of Mr. Calamia’s employment by the Company without Cause or by Mr. Calamia with Good Reason (as defined in the agreement) within one year of a Change of Control (as defined in the Agreement), payment of an amount equal to one year’s base salary plus the amount of certain unpaid and/or pro-rated bonuses and incentive plan payments, and reimbursement of health and dental insurance premiums for three years following such termination.

The Agreement also provides for adjustment and recovery of performance-based compensation, including equity awards, paid or payable to Mr. Calamia upon certain restatements of the Company’s financial statements.

The Agreement contains employee non-solicitation restrictions that extend for a one year period following termination of Mr. Calamia’s employment, and customary confidentiality restrictions. In addition to the salary and benefits provided under the Agreement, on August 13, 2014, the Board of Directors of the Company approved a separate bonus to Mr. Calamia of $25,000.

Compensation Actions in 2015
On January 16, 2015 Mr. Krobath received a lump-sum payment of $330,000 per the Third Amendment to his employment agreement.

On January 23, 2015 AIP awards were paid to the NEOs based on the achievement of 2014 financial targets. Payments were as follows:

NEO	Annual Incentive Plan (AIP) Performance Award	AIP Discretionary Award	Total
Len Moodispaw	$375,000	$—	$375,000
Philip Calamia	116,500	—	$116,500
Mark Willard	220,000	—	$220,000
Chris Fedde	—	—	$—
Kim DeChello	170,000	—	$170,000

In February 2015, the Board of Directors at the recommendation of the Compensation Committee, approved to grant 2015 retention and performance-based restricted stock to our NEOs. These shares will be issued in April 2015.

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

Stock Ownership Guidelines
A large percentage of the compensation provided to our executive officers and other key employees are in the form of long-term incentive awards, which we believe are important to help further align our employees' interests with those of our stockholders. We expect this practice to continue going forward. The compensation committee believes that these awards will not encourage unnecessary or excessive risk taking since the ultimate value of the awards is tied to our stock price, and subject to long-term vesting schedules, to help ensure that employees have significant value tied to long-term stock price performance.

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

Compensation Committee Report
The Compensation Committee, which is composed solely of independent directors, assists the Board in fulfilling its responsibilities with regard to compensation matters, and is responsible under its charter for determining the compensation of KEYW’s executive officers. The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” section of this 2014 Annual Report on Form 10-K with management, including our CEO, Leonard E. Moodispaw, and our CFO, Philip L. Calamia. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the “Compensation Discussion and Analysis” section be included in KEYW’s 2014 Annual Report on Form 10-K for the year ended December 31, 2014.
Compensation Committee
Arthur L. Money
William I. Campbell
John G. Hannon

Summary Compensation Table
The following table sets forth the aggregate compensation awarded to, earned by, or paid to our Named Executive Officers (NEOs) in the last three fiscal years.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(5)(6)	Option Awards ($)(5)(6)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)(7)		Total ($)
Len Moodispaw President and Chief Executive Officer	2014	500,011		—		427,750	482,353	375,000	(4)	172,638	(11)	1,957,752
	2013	496,742		—		281,750	364,693	300,000	(4)	85,478		1,528,663
	2012	415,002		—		111,150	61,318	366,875	(1)(4)	77,961		1,032,306

Phil Calamia (2) Chief Financial Officer
	2014	261,160		25,000	(3)	17,110	12,863	116,500	(4)	6,763		439,396

Mark Willard Chief Operating Officer	2014	325,000		—		213,875	241,177	220,000	(4)	128,694	(12)	1,128,746
	2013	324,039		—		366,275	182,347	140,000	(4)	80,015		1,092,676
	2012	293,288		—		55,575	77,617	225,000	(4)	85,789		737,269

Chris Fedde (8) EVP and President, Hexis Cyber Solutions, Inc.	2014	282,710		—		213,875	—	—		34,802	(13)	531,387
	2013	174,530		—		133,500	130,679	65,000	(4)	28,919		532,628

Kim DeChello Chief Administrative Officer	2014	250,016		—		213,875	241,176	170,000	(4)	107,586	(14)	982,653
	2013	249,054		—		366,275	182,347	100,000	(4)	77,858		975,534
	2012	225,014		—		55,575	47,599	168,750	(4)	74,933		571,871

John Krobath (9) Former Chief Financial Officer	2014	280,010	(10)	—		213,875	241,176	—		3,588,669	(15)	4,323,730
	2013	278,856		—		140,875	182,347	112,000	(4)	64,979		779,057
	2012	250,016		20,000	(3)	55,575	47,599	187,500	(4)	276,437		837,127

(1)
The compensation committee approved a $466,875 bonus payment under the 2012 AIP to Mr. Moodispaw based on his performance and their full confidence in him. Mr. Moodispaw declined $100,000 of the bonus and requested KEYW to make a charitable contribution with those funds.

(2)	Mr. Calamia was appointed to the role of CFO effective March 25, 2014.

(3)
In 2014, the compensation committee approved a $25,000 bonus payment to Mr. Calamia for his performance for the successful 2.50% Convertible Senior Notes offering completed in July 2014. In 2012, the compensation committee approved a $20,000 bonus payment to Mr. Krobath for his performance for the successful secondary offering. Such payments are taken into consideration when determining AIP awards.

(4)
On January 23, 2015 and on January 31, 2014 AIP awards were paid based on KEYW achievement of actual revenue and EBITDA performance above the minimum payment level under the plan for the prior fiscal year. In January 2015, no payments were made based on Hexis 2014 performance against goals. The compensation committee approved the payment of a bonus under the AIP to the CEO and other executive officers at an appropriate payment level for each NEO. See table titled "Payment Level/Percentage Achievement of 2014 Financial Target". On January 25, 2013 AIP awards were paid based on achievement of the applicable performance targets as determined by the compensation committee.

(5)
Amounts reported in this column reflect the aggregate grant date fair value as calculated under FASB ASC Topic 718. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements and notes thereto which are included elsewhere in this Form 10-K for a description of the assumptions used in making these calculations.

(6)
Equity awards granted to our NEOs in 2012 were issued under our 2009 Plan. Equity awards granted to our NEOs in 2013 and 2014 were issued under our 2013 Plan. See “— Executive Compensation — Equity Incentive Plans” for a description of our 2009 and 2013 Plans.

(7)
Represents KEYW matching contributions under our 401(k), employee stock purchase plan discounts, paid time off (PTO) payouts of amounts over the accrual limits, premiums paid by KEYW for health, dental, vision, long-term care, life and disability insurance, as well as an expense allowance to cover miscellaneous non-travel business expenses and stock equity compensation. Except as described in footnotes (10 - 15) to the Summary Compensation Table, none of the perquisites and personal benefits included in the “All Other Compensation” column above for any of our NEOs in 2014 exceeds the greater of $25,000 or 10% of the total amount of benefits for that NEO.

(8)	Mr. Fedde's employment commenced April 29, 2013.

(9)	Mr. Krobath resigned effective April 25, 2014 and stepped down as Chief Financial Officer on March 25, 2014 when the Company appointed Mr. Calamia to this role.

(10)	Per Mr. Krobath's Third Amendment to his Employment Agreement, he received compensation through December 26, 2014

(11)
Includes 401(k) matching contributions of $23,000, PTO payout of $9,616, the amount over the accrual limit, premiums paid by KEYW of $15,872, expense allowance of $20,150 and gain on restricted stock vesting in the amount of $104,000 .

(12)
Includes 401(k) matching contributions of $22,750, PTO payout of $6,241, the amount over the accrual limit, premiums paid by KEYW of $15,553, expense allowance of $20,150 and gain on restricted stock vesting in the amount of $64,000.

(13)	Includes 401(k) matching contributions of $6,346, premiums paid by KEYW of $12,806 and expense allowance of $15,650.

(14)
Includes 401(k) matching contributions of $23,000, employee stock purchase discounts of $443, PTO payout of $4,808, the amount over the accrual limit, premiums paid by KEYW of $6,385, expense allowance of $20,150 and gain on restricted stock vesting in the amount of $52,800.

(15)
Includes 401(k) matching contributions of $10,770, employee stock purchase discounts of $399, PTO payout of $21,337, premiums paid by KEYW of $5,063, expense allowance of $6,975, gain on restricted stock vesting in the amount of $64,000 and gain on net issue exercises of non-qualified stock options in the amount of $3,480,125.

Grants of Plan-Based Awards Table
The following table sets forth the incentive plan awards made to the NEOs during fiscal year 2014.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All other stock awards: Number of shares of stock or units (#)	All other options awards: Number of securities underlying options (#)	Exercise price of option awards ($/Sh)	Grant date fair value of stock and option awards ($)(3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Len Moodispaw		187,504	375,008	562,512
	2/7/2014				—	100,000	—			17.11	910,103
Phil Calamia		70,003	140,005	210,008
	2/7/2014				—	3,000	—			17.11	29,973
Mark Willard		81,250	162,500	243,750
	2/7/2014				—	50,000	—			17.11	455,052
Chris Fedde		75,005	150,010	225,014
	2/7/2014				—	50,000	—			17.11	455,052
Kim DeChello		62,504	125,008	187,512
	2/7/2014				—	50,000	—			17.11	455,052
John Krobath (4)		—	—	—
	2/7/2014				—	50,000	—			17.11	455,052

(1)
Amounts in these columns show the range of payouts that was possible under the Company’s AIP based on performance during 2014, as described in the Compensation Discussion and Analysis section above. The actual bonus amounts that were paid in 2015 based on 2014 performance are shown in the Summary Compensation table above in the column titled “Non-Equity Incentive Plan Compensation”.

(2)
Amounts in these columns show the maximum number of shares that may vest pursuant to the LTIP awards made to the NEOs in 2014, as described in the Compensation Discussion and Analysis section above. The LTIP awards were as follows: Mr. Moodispaw: 25,000 shares of restricted stock and 75,000 non-qualified stock options; Mr. Calamia: 1,000 shares of restricted stock and 2,000 non-qualified stock options; Mr. Willard: 12,500 shares of restricted stock and 37,500 non-qualified stock options; Mr. Fedde: 12,500 shares of restricted stock and 37,500 non-qualified stock options; Ms. DeChello: 12,500 shares of restricted stock and 37,500 non-qualified stock options; Mr. Krobath: 12,500 shares of restricted stock and 37,500 non-qualified stock options. Each of the stock option awards was made at a strike price of $17.11. The restricted stock cliff vests in February 2017, and the options have performance-based vesting based on attainment of financial performance goals: 50% in February 2015, 25% in February 2016 and 25% in February 2017. If performance is not met prior to the first vesting, the options are canceled. The financial performance goals for the 2014 stock option grants were met and therefore the initial vesting occurred in February 2015 for all NEOs except Mr. Fedde whose stock option grant was canceled. Pursuant to Mr. Krobath's third amendment to his employment agreement with respect to his 2014 stock option grant, the performance criteria was removed, and 50% of such options vested in February 2015 and 25% will vest on the second anniversary of the grant date. The remaining 25% do not vest.

(3)
Amounts reported in this column reflect the aggregate grant date fair value as calculated under FASB ASC Topic 718. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto, which are included elsewhere in this Form 10-K, for a description of the assumptions used in making these calculations.

(4)	Mr. Krobath was not eligible to participate in the 2014 AIP.

Outstanding Equity Awards at Fiscal Year End
The following table sets forth the equity awards outstanding as of the end of fiscal year 2014 held by each NEO.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($) *	Equity Incentive Plan Awards: Number of Unearned Shares, That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) *
Len Moodispaw			75,000	17.11	2/6/2024 (1)	25,000	(10)	259,500
	37,500	37,500		11.27	2/7/2023 (2)	25,000	(11)	259,500
	33,750	11,250		10.00	2/7/2022 (3)	15,000	(12)	155,700
	83,000	—		14.57	1/30/2021 (4)
	75,000	—		5.50	10/15/2019 (5)
Phil Calamia			2,000	17.11	2/6/2024 (1)	1,000	(10)	10,380
						2,500	(13)	25,950
Mark Willard			37,500	17.11	2/6/2024 (1)	12,500	(10)	129,750
	18,750	18,750		11.27	2/7/2023 (2)	12,500	(11)	129,750
	7,500	2,500		10.98	8/14/2022 (6)	20,000	(11)	207,600
	16,875	5,625		7.41	2/7/2022 (3)	7,500	(12)	77,850
	30,000	—		14.57	1/30/2021 (4)
	25,000	—		5.50	10/15/2019 (5)
Chris Fedde	12,500	12,500		13.35	4/30/2023 (7)	12,500	(10)	129,750
						10,000	(14)	103,800
Kim DeChello			37,500	17.11	2/6/2024 (1)	12,500	(10)	129,750
	18,750	18,750		11.27	2/7/2023 (2)	12,500	(11)	129,750
	16,875	5,625		7.41	2/7/2022 (3)	20,000	(11)	207,600
	25,000	—		14.57	1/30/2021 (4)	7,500	(12)	77,850
	25,000	—		5.50	10/15/2019 (5)
John Krobath		28,125		17.11	2/6/2024 (8)	12,500	(10)	129,750
	—	18,750		11.27	2/7/2023 (2)	12,500	(11)	129,750
	—	5,625		7.41	2/7/2022 (3)	7,500	(12)	77,850
	4,000	—		5.50	7/15/2019 (9)

*	Market value for this purpose is determined based on the number of shares outstanding multiplied by our stock price of $10.38 on December 31, 2014, less any award price per share.

Vesting Schedule for Outstanding Stock Options and Unvested Restricted Stock

Note    Grant Date    Incremental Vesting Dates
(1)    02/7/14    50% on 2/7/15 based on performance achievements being met; 25% on 2/8/16 and 25% on 2/8/17
(2)    02/8/13    50% on 2/8/14 based on performance achievements being met; 25% on 2/8/15 and 25% on 2/8/16
(3)    02/8/12    50% on 2/8/13 based on performance achievements being met; 25% on 2/8/14 and 25% on 2/8/15
(4)    1/31/11    25% on 1/31/11; 25% annually for next 3 years
(5)    10/16/09    25% on 10/16/10; 25% annually for next 3 years
(6)    8/15/12    25% on 8/15/12; 25% annually for next 3 years
(7)    5/1/13    25% on 5/1/13; 25% annually for next 3 years

(8)    02/7/14    50% on 2/7/15 and 25% on 2/8/16 of Original Option Award of 37,500 shares. Per third amendment to
Mr. Krobath's employment agreement the performance criteria was removed from the award and only awards through 2/8/16 will vest
(9)    7/16/09    20% on 7/16/10; 20% annually for next 4 years
(10)    2/7/14    Full vesting on 2/7/17
(11)    2/8/13    Full vesting on 2/8/16
(12)    2/8/12    Full vesting on 2/8/15
(13)    12/31/13    Full vesting on 12/31/16
(14)    5/1/13    Full vesting on 5/1/16

Option Exercises and Stock Vested at Fiscal Year End
The following table shows the number of shares acquired by each of the NEOs during 2014 through stock option exercises and vesting of restricted stock awards.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Len Moodispaw	—	—	6,500	104,000
Phil Calamia	—	—	—	—
Mark Willard	—	—	4,000	64,000
Chris Fedde	—	—	—	—
Kim DeChello	—	—	3,300	52,800
John Krobath	99,520	1,820,221	4,000	64,000

(1)
Market value for this purpose is determined based on the number of shares exercised multiplied by our stock price of $18.29 on March 26, 2014 (exercise date). Mr. Krobath exercised a total of 307,125 shares through a net issue exercise. Under the net issue 207,605 shares were used to pay option exercise prices and taxes due.

(2)	Market value for this purpose is determined based on the number of shares vested multiplied by our stock price of $16.00 on January 31, 2014 (vesting date).
Employment Agreements
We entered into employment agreements on June 10, 2010 with the following NEOs: Mr. Moodispaw, Mr. Willard and Ms. DeChello. These agreements were amended on March 12, 2012 and June 12, 2012. The March 2012 amendments changed the guaranteed employment term which ran through August 2012 by extending the term date to February 28, 2014. An evergreen clause was added to allow automatic extensions for successive additional years unless the Company notifies the employee in writing that the employment period will not be extended. The amendments also state that applicable payments for change of control (discussed below) will be within sixty (60) days of the occurrence of the triggering event. The compensation committee determined it was in the Company's best interest to enter into these amendments in order to retain the current NEOs as well as establish the evergreen feature for future agreements to attract and retain senior management, since it is common market practice to include such a feature. The amended agreements give the Company flexibility by having shorter rolling term agreements that can be terminated annually versus the longer commitments with fixed terms. No termination of any NEO employment agreement was enacted prior to February 28, 2014, and therefore each of the NEO employment agreement's currently have a term extending to February 28, 2016 (subject to automatic extensions as described above).

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

We believe that the single trigger provision contained in these employment agreements is appropriate when the uniqueness of our structure is considered. The overall structure of our employment agreements, our executive ownership requirements and the relatively insignificant amount of the potential change in control payments to potential deal values make the single trigger appropriate.

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

Each employment agreement also contains confidentiality and proprietary information protection provisions to the benefit of KEYW, and non-competition and non-solicitation covenants applicable to the NEO during his or her term of employment. For a one-year period following termination of the NEO's employment with KEYW non-solicitation covenants remain. Further, each employment agreement provides for reimbursement by KEYW of all reasonable, ordinary and necessary business, travel or entertainment expenses incurred by the NEO in the performance of his or her services to KEYW in accordance with KEYW's policies.

The June 2012 amended agreements added clawback provisions and changed the Internal Revenue Code Section 280G excise tax gross-up provision to a “Best Net” provision as summarized below:

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

The agreements contain the following specific terms for each 2014 NEO set forth below:

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

Other Employment Agreements

John Krobath. Mr. Krobath's employment agreement provided for his employment as Executive Vice President, Chief Financial Officer during the employment period. Under his employment agreement, Mr. Krobath was entitled to a base salary, which was increased by the board of directors to $280,010 in 2013. In addition, Mr. Krobath was entitled to certain benefits, including vacation, health insurance and other insurance benefits. On March 20, 2014, Mr. Krobath announced his departure to pursue other professional opportunities, effective as of April 25, 2014. In connection with his departure, the Company and Mr. Krobath entered into the Third Amendment. Pursuant to the Third Amendment, Mr. Krobath received compensation continuing through December 26, 2014 and a lump-sum payment of $330,000 on January 16, 2015. No success fee was awarded because Mr. Krobath did not achieve certain corporate milestones by August 1, 2014. In addition, all of Mr. Krobath’s outstanding equity awards that would have vested before February 28, 2016 will continue to vest on their original vesting schedule, and the performance criteria with respect to Mr. Krobath’s 2014 stock option awards made on February 7, 2014 was removed, and 50% of such options will vest on the first anniversary of the grant date, and 25% will vest on the second anniversary of the grant date. The remaining 25% will not vest.

Phil Calamia. In August 2014, Hexis Cyber Solutions, Inc., a wholly owned subsidiary of The KEYW Holding Corporation, entered into an employment agreement with Phil Calamia, Chief Financial Officer of the Company. The agreement provides, among other things: (a) an initial base salary of $280,010 and an annual fifty percent (50%) target bonus under the terms of the Company’s Annual Incentive Plan, both of which may be adjusted by the Board of Directors of the Company from time to time; (b) other benefits currently provided to Mr. Calamia, including but not limited to, vacation, health insurance and officers and directors liability insurance; and (c) upon termination of Mr. Calamia’s employment by the Company without Cause (as defined in the Agreement), payment of an amount equal to one year’s base salary plus the amount of certain unpaid and/or pro-rated bonuses and incentive plan payments, and reimbursement of health and dental insurance premiums for one year following such termination, and (d) upon termination of Mr. Calamia’s employment by the Company without Cause or by Mr. Calamia with Good Reason (as defined in the agreement) within one year of a Change of Control (as defined in the agreement), payment of an amount equal to one year’s base salary plus the amount of certain unpaid and/or pro-rated bonuses and incentive plan payments, and reimbursement of health and dental insurance premiums for three years following such termination.

The agreement also has a clawback provision which provides for adjustment and recovery of performance-based compensation, including equity awards, paid or payable to Mr. Calamia upon certain restatements of the Company’s financial statements.

The agreement contains employee non-solicitation restrictions that extend for a one year period following termination of Mr. Calamia’s employment, and customary confidentiality restrictions.
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
The following table sets forth the Company’s estimated payment obligations under the NEO employment agreements that would arise in the event of (i) the termination of the NEO’s employment without cause or (ii) a change of control of KEYW. The estimated payments assume that the relevant termination or change of control occurred as of December 31, 2014, using the price of our common stock as of December 31, 2014, which was $10.38 per share.

	TERMINATION WITHOUT CAUSE			CHANGE-OF-CONTROL
	Severance Pay ($)(1)	Welfare Benefits Continuation ($)(1)	Total ($)	Cash Payment ($)(2)	Accelerated Vesting of Stock Options ($)(3)(4)	Accelerated Vesting of Restricted Stock ($)(3)(4)	Total ($)
Len Moodispaw	570,376	17,195	587,571	2,625,057	4,275	674,700	3,304,032
Mark Willard	375,074	16,849	391,923	1,015,000	16,706	544,950	1,576,656
Kim DeChello	287,123	6,916	294,039	768,782	16,706	544,950	1,330,438

(1)	See “Executive Compensation — Employment Agreements” above for a description of the severance payment and benefits continuation that would be payable to the NEO upon termination without cause.

(2)	See “Executive Compensation — Employment Agreements” above for a description of the calculation of the cash payment owed to an NEO upon a change of control.

(3)
Assumes full vesting of stock options and restricted stock awards in connection with a change of control. See “Executive Compensation — Equity Incentive Plans” below for a description of the potential acceleration of stock options and restricted stock awards in connection with a change of control.

(4)	Calculated based on our common stock share price of $10.38 as of December 31, 2014.
The following table sets forth the Company’s estimated payment obligations under Mr. Calamia's employment agreement that would arise in the event of (i) the termination of his employment without cause or (ii) a change of control of KEYW. The estimated payments assume that the relevant termination or change of control occurred as of December 31, 2014, using the price of our common stock as of December 31, 2014, which was $10.38 per share.

	TERMINATION WITHOUT CAUSE			CHANGE-OF-CONTROL
	Severance Pay ($)(1)	Welfare Benefits Continuation ($)(1)	Total ($)	Cash Payment ($)(2)	Welfare Benefits Continuation ($)(1)	Accelerated Vesting of Stock Options ($)(3)(4)	Accelerated Vesting of Restricted Stock ($)(3)(4)	Total ($)
Phil Calamia	291,049	981	292,030	396,510	2,945	—	36,330	435,785

(1)	See “Executive Compensation — Employment Agreements” above for a description of the severance payment and benefits continuation that would be payable to Mr. Calamia upon termination without cause.

(2)	See “Executive Compensation — Employment Agreements” above for a description of the calculation of the cash payment owed to Mr. Calamia upon a change of control, if terminated within one year.

(3)
Assumes full vesting of stock options and restricted stock awards in connection with a change of control. See “Executive Compensation — Equity Incentive Plans” below for a description of the potential acceleration of stock options and restricted stock awards in connection with a change of control.

(4)	Calculated based on our common stock share price of $10.38 as of December 31, 2014.
Equity Incentive Plans
2008 Stock Incentive Plan
Overview.  The KEYW Corporation 2008 Stock Incentive Plan (which we refer to as our 2008 Stock Incentive Plan, or 2008 Plan) was adopted by our wholly-owned subsidiary, The KEYW Corporation, on July 31, 2008 (inception). Pursuant to a corporate restructuring, we assumed the 2008 Plan and the awards thereunder from The KEYW Corporation, in December 2009. The purpose of the 2008 Plan is to enhance our ability to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate such persons to serve KEYW and to expend maximum effort to improve the business results and earnings of KEYW, by providing to such persons an opportunity to acquire or increase a direct proprietary interest in the operations and future success of KEYW. Under the 2008 Plan, 1,000,000 shares of our common stock were reserved for issuance as potential awards under the plan. As of December 31, 2014, options to purchase 378,150 shares of our common stock were outstanding under the 2008 Plan and 322,500 shares of restricted stock were outstanding under the 2008 Plan.
In general, options and restricted shares awarded under the 2008 Plan are subject to vesting over a five-year period beginning on the grant date, except for grants of stock options in an amount less than 1,000 shares. These awards vest over a three-year period.
As of December 31, 2014, outstanding options under the 2008 Plan had a weighted average exercise price of $5.39 per share, and had expiration dates ranging from October 2, 2018 to December 29, 2019. In connection with the adoption of our 2009 Plan (described below), we ceased making awards under the 2008 Plan, and no additional shares are reserved for new grants under the 2008 Plan. The 2008 Plan remains in effect, however, with respect to awards outstanding under the plan.
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
2009 Stock Incentive Plan
Overview.  The KEYW Holding Corporation 2009 Stock Incentive Plan (which we refer to as our 2009 Stock Incentive Plan, or the 2009 Plan), was adopted on December 29, 2009. As with our 2008 Plan, the purpose of the 2009 Plan is to enhance our ability to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate such persons to serve KEYW and to expend maximum effort to improve the business results and earnings of KEYW, by providing to such persons an opportunity to acquire or increase a direct proprietary interest in the operations and future success of KEYW. The 2009 Plan provides for the grant of stock options (in the form of either incentive stock options or non-qualified stock options), restricted stock, and restricted stock units (RSUs). Awards may be made under the 2009 Plan to any employee, officer, or director of KEYW or, except for incentive stock options, to any consultant or adviser currently providing services to KEYW. Under the 2009 Plan, 12,000,000 shares of our common stock were reserved for issuance under the plan; provided, however, that awards will not be granted in excess of 12% of our total issued and outstanding common stock at any given time. Of the total shares reserved under the plan, as of December 31, 2014, non-qualified stock options for 1,655,331 shares of our common stock were outstanding and 435,550 shares of restricted stock were outstanding under the 2009 Plan. No RSUs or incentive stock options have been issued under the 2009 Plan. As of December 31, 2014, outstanding options under the 2009 Plan had a weighted average exercise price of $10.99 per share and had expiration dates ranging from December 29, 2019 to December 30, 2022. In connection with the adoption of our 2013 Plan (described below), we ceased making awards under the 2009 Plan, and no additional shares are reserved for new grants under the 2009 Plan. The 2009 Plan remains in effect, however, with respect to awards outstanding under the plan.
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
2013 Stock Incentive Plan
The principal terms of the 2013 Stock Incentive Plan (which we refer to as our 2013 Stock Incentive Plan, or the 2013 Plan) are summarized below. The following summary is qualified in its entirety by the full text of the 2013 Plan. The 2013 Plan became effective on January 1, 2013 and replaced the 2009 Plan. Under the 2013 Plan, 2,000,000 shares of our common stock are reserved for issuance under the plan. Of the total shares reserved under the plan, as of December 31, 2014, non-qualified stock options for 915,393 shares of our common stock were outstanding and 517,386 shares of restricted stock were outstanding under the 2013 Plan. No RSUs or incentive stock options have been issued under the 2013 Plan. As of December 31, 2014, outstanding options under the 2013 Plan had a weighted average exercise price of $15.11 per share and had expiration dates ranging from January 31, 2023 to June 30, 2024.

Purpose
The 2013 Plan is intended to enhance the Company's ability to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate such persons to serve the Company and to expend maximum effort to improve the business results and earnings of the Company, by providing to such persons an opportunity to acquire or increase a direct proprietary interest in the operations and future success of the Company. To this end, the 2013 Plan provides for the grant of stock options, restricted stock, restricted stock units, SARs and performance shares. Stock options granted under the 2013 Plan may be nonqualified stock options or incentive stock options.

Administration
The Board has such powers and authorities related to the administration of the 2013 Plan as are consistent with the Company's certificate of incorporation and bylaws and applicable law.

The Board, from time to time, may delegate to one or more Committees or the CEO such powers and authorities related to the administration and implementation of the 2013 Plan, as the Board may determine.

Subject to the other terms and conditions of the 2013 Plan, the Board has full and final authority to:

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

Stock Subject to the 2013 Plan
The number of shares of stock currently available for issuance under the 2013 Plan is 2,000,000 (two million). All shares of stock issuable under the 2013 Plan may be issued as common stock.

The 2013 Plan imposes individual limitations on the amount of awards, to comply with Code Section 162(m). Under these limitations, in any fiscal year of the Company during any part of which the 2013 Plan is in effect, no participant may be granted an award of more than 200,000 shares.

Adjustments in Authorized Shares
The Board has the right to substitute or assume awards in connection with mergers, reorganizations, separations, or other transactions to which Section 424(a) of the Code applies. The number of shares of stock reserved pursuant to the Plan will be increased by the corresponding number of Awards assumed and, in the case of a substitution, by the net increase in the number of shares of Stock subject to awards before and after the substitution.

Effective Data and Term
The 2013 Plan became effective as of January 1, 2013, was approved by the Company's board of directors on May 2, 2012 and was approved by the Company's stockholders on August 15, 2012.

The 2013 Plan will terminate automatically on December 31, 2022 (10 years from the effective date) and may be terminated on any earlier date as provided in the 2013 Plan.

Eligibility
Awards may be made under the 2013 Plan to any employee, officer or director of, or other service provider providing services to, the Company or any affiliate thereof.

Award Agreements
Each award pursuant to the 2013 Plan will be evidenced by an award agreement, in such form or forms as the Board will from time to time determine, which specifies the number of shares subject to the award. A non-solicitation, non-interference clause is included in all award agreements.

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

Subject to the terms of the Plan, each option granted under the 2013 Plan will become exercisable at such times and under such conditions as will be determined by the Board and stated in the award agreement.

The Board may provide, for example, in the award agreement for (i) accelerated exercisability of the option in the event the grantee's service terminates on account of death, disability (as defined in the 2013 Plan) or another event, (ii) expiration of the option prior to its term in the event of the termination of the grantee's service to the Company, (iii) immediate forfeiture of the option in the event the grantee's service is terminated for "Cause" (as defined in the Plan) or (iv) unvested options to be exercised subject to the Company's right of repurchase with respect to unvested shares of stock.

Generally, each option granted under the 2013 Plan will terminate, and all rights to purchase shares of stock thereunder will cease, upon the expiration of ten (10) years from the grant date, or under such circumstances and on such date prior thereto as is set forth in the 2013 Plan or as may be fixed by the Board and stated in the award agreement relating to such option.

Restricted Stock and Stock Units
The Board may from time to time grant restricted stock or stock units to persons eligible to receive awards under the 2013 Plan, subject to such restrictions, conditions and other terms as the Board may determine.

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

With respect to the Company's establishment of an exercise window, (i) any exercise of an option during such period will be conditioned upon the consummation of the event and will be effective only immediately before the consummation of the event, and (ii) upon consummation of any change of control, the 2013 Plan and all outstanding but unexercised options will terminate.

These above terms will not apply to any change of control to the extent that provision is made in writing in connection with such change of control for the assumption or continuation of the options, stock units or shares of restricted stock theretofore granted, or for the substitution for such awards for new common stock options, stock units or new shares of restricted stock relating to the stock of a successor entity, or a parent or subsidiary thereof, with appropriate adjustments as to the number of shares (disregarding any consideration that is not common stock) and option prices, in which event the awards theretofore granted will continue in the manner and under the terms so provided. In the event a grantee's award is assumed, continued or substituted upon the consummation of any change of control and their employment is terminated without cause within one year following the consummation of such change of control, the grantee's award will be fully vested and may be exercised in full, to the extent applicable, for the period set forth in the grantee's award agreement or for such longer period as the 2013 Plan committee may determine.

New Plan Benefits
Future benefits under the 2013 Plan generally will be granted at the discretion of the Board and are therefore not currently determinable.
Non-Plan Awards
Grants Made Outside of the 2008, 2009 and 2013 Plans.  On October 16, 2009, Mr. Krobath was awarded options to purchase 195,000 shares of common stock outside of the 2008 Plan pursuant to a Non-Qualified Stock Option Agreement. Mr. Krobath exercised such options by cashless exercise in March 2014. The options, vested ratably on an annual basis over three years with the first vesting on October 16, 2010 and had a per share exercise price of $5.50. In addition, on December 2, 2009, our original five NEOs received restricted stock awards pursuant to Restricted Stock Agreements with each grantee, such awards totaling 27,500 restricted shares. These shares of restricted stock cliff vested on December 2, 2012. On July 31, 2008, our original five NEOs received restricted stock awards pursuant to Restricted Stock Agreements with each grantee, such awards totaling 374,900 restricted shares. These shares vest 20% on grant date and then the next four anniversaries of the grant date. In 2012 and 2013, no options or restricted stock were issued as Non-Plan awards.
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
Director Compensation
Directors who are full-time employees of KEYW receive no additional compensation for their service as directors. With respect to non-employee directors, our philosophy is to provide competitive compensation necessary to attract and retain outstanding people to our board of directors. The compensation committee reviews annually the form and amount of director compensation, and as part of its review of the compensation policies of KEYW, has sought input from Grant Thornton and Aon Hewitt as to director compensation practices of similarly-situated companies.
In 2011, the board of directors and the compensation committee approved the following non-employee director cash compensation levels, which continued to apply to director compensation paid in 2014:

•	Annual retainer of $30,000 for board service;

•	Audit committee chairperson retainer of $10,000;

•	Compensation committee chairperson retainer of $5,000; and

•	Nominating and corporate governance committee chairperson retainer of $5,000.
The table below summarizes the compensation paid by KEYW to non-employee directors for the fiscal year ended December 31, 2014.

Director Name	Fees Earned or Paid in Cash ($)		Stock Awards ($) (2)	Option Awards ($) (2)	Total ($)
Deborah Bonanni	30,000		51,330	56,365	137,695
Bill Campbell	30,000		51,330	56,365	137,695
Pierre Chao	30,000		51,330	56,365	137,695
John Hannon	—	(1)	51,330	56,365	107,695
Ken Minihan	30,000		51,330	56,365	137,695
Art Money	35,000		51,330	56,365	142,695
Caroline Pisano	40,000		51,330	56,365	147,695
(1) Mr. Hannon declined receiving board fees.
(2) Amounts reported in this column reflect the aggregate grant date fair value as calculated under FASB ASC Topic 718. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements and notes thereto which are included elsewhere in this Form 10-K for a description of the assumptions used in making these calculations. Each director was awarded 3,000 shares of restricted stock and 9,000 shares of stock options (granted 2/7/2014).

The non-employee directors held the following numbers of stock options and unvested restricted stock as of December 31, 2014.

Director Name	Stock Options Outstanding	Unvested Restricted Stock Awards
Deborah Bonanni	31,500	5,500
Bill Campbell	40,500	8,500
Pierre Chao	40,500	8,500
John Hannon	9,000	3,000
Ken Minihan	50,500	8,500
Art Money	50,500	8,500
Caroline Pisano	18,000	6,000
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
Security Ownership of Certain Beneficial Owners and Management
The following table and accompanying notes set forth as of February 23, 2015, information with respect to the beneficial ownership of the Company’s Common Stock, $0.001 par value per share by (i) each person or group who beneficially owns more than 5% of the Common Stock, (ii) each of the directors of the Company, (iii) each of the officers of the Company named in the Summary Compensation Table, and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated by footnote, the nature of all beneficial ownership is direct.

Name and Address of Beneficial Owner*	Amount and Nature of Beneficial Ownership	Percent of Class(1)
5% Owners
Baron Capital Group, Inc. and related parties (2)	1,964,882	5.2%
BlackRock, Inc. (3)	2,392,153	6.4%
Capital Research Global Investors (4)	3,586,400	9.5%
FMR, LLC (5)	5,635,031	15.0%
Franklin Resources, Inc. and related parties (6)	3,697,373	9.8%
The Hannon Family LLC and related parties (7)	2,250,000	5.9%
Oak Ridge Investments, LLC (8)	2,297,106	6.1%
Zazove Associates, LLC and related parties (9)	2,696,372	6.7%
Executive Officers and Directors
Len Moodispaw (10)	1,206,000	3.1%
Phil Calamia (11)	4,500	**
Mark Willard (12)	289,609	**
Chris Fedde (13)	37,000	**
Kim DeChello (14)	298,929	**
Deborah Bonanni (15)	21,250	**
Bill Campbell (16)	62,012	**
Pierre Chao (17)	39,125	**
John Hannon (18)	623,751	1.6%
Ken Minihan (19)	55,125	**
Art Money (20)	59,868	**
Caroline Pisano (21)	1,287,480	3.5%
All Directors and Executive Officers as a Group (12 persons) (22)	3,984,649	10.2%

*	The address of all directors and executive officers is c/o The KEYW Holding Corporation, 7740 Milestone Parkway, Suite 400, Hanover, MD 21076.
**	Less than 1%.
(1)
The percentages are calculated on the basis of 37,580,249 shares outstanding as of February 23, 2015 plus, for each person listed, securities deemed outstanding pursuant to Rule 13d-3(d)(1) under the Exchange Act. All restricted stock regardless of vesting status is included since these shares have voting rights.

(2)
Based solely on a Schedule 13G/A filed with the SEC on February 14, 2015 by Baron Capital Group, Inc., BAMCO, Inc., Baron Small Cap Fund and Ronald Baron. Principal Business Office address is 767 Fifth Avenue, 49th Floor, New York, NY 10153. The report states that each of Baron Capital Group, BAMCO and Ronald Baron have shared voting and dispositive power over all 1,964,882 shares, and that Baron Small Cap Fund has shared voting and dispositive power over 1,881,863 shares.

(3)
Based solely on a Schedule 13G/A filed with the SEC on January 12, 2015 by BlackRock, Inc. on behalf of BlackRock and certain of its subsidiaries. Principal Business Office address is 55 East 52nd Street, New York, NY 10022. The report states that BlackRock has sole voting power over 2,296,417 shares and sole dispositive power over 2,392,153 shares.

(4)	Based solely on a Schedule 13G/A filed with the SEC on February 10, 2015 by Capital Research Global Investors. Principal Business Office address is 333 South Hope Street, Los Angeles, CA 90071.

(5)
Based solely on a Schedule 13G/A filed with the SEC on February 13, 2015 by FMR, LLC on behalf of itself, Edward C. Johnson, 3rd, Abigail P. Johnson and Fidelity Mid-Cap Stock Fund. Principal Business Office address is 245 Summer Street, Boston MD 02210. The report states that FMR has sole voting power over 54,740 shares and each of FMR, Mr. Johnson and Ms. Johnson (by virtue of his and her control over FMR and affiliated entities) has sole dispositive power over all 5,635,031 shares. Fidelity Mid-Cap Stock Fund as sole voting power over 3,652,436 shares.

(6)
Based solely on a Schedule 13G filed with the SEC on February 13, 2015 by Franklin Resources, Inc., Charles B. Johnson, Rupert H. Johnson, Jr. and Franklin Advisers, Inc. Principal Business Office address is One Franklin Parkway, San Mateo, CA 94403-1906. The report states that Franklin Advisers, Inc. has sole voting power over 3,243,096 shares and sole dispositive power over 3,410,596 shares.

(7)
Based solely on a Schedule 13G/A filed with the SEC on February 12, 2015, by The Hannon Family LLC, Glenn A. Hannon, Natalie R. Hannon Kizer and Nichole Potee. Principal Business Office address is 4416 East West Highway, Bethesda, MD 20814. The report states that The Hannon Family LLC has sole voting and dispositive power over all 2,250,000 shares. Glenn Hannon has sole voting and dispositive power over 96,127 shares and shared voting and dispositive power over 2,250,000 shares. Natalie R. Hannon Kizer has sole voting and dispositive power over 72,015 shares and shared voting and dispositive power over 2,250,000 shares. Nichole Potee has sole voting and dispositive power over 39,199 shares and shared voting and dispositive power over 2,250,000 shares.

(8)
Based solely on a Schedule 13G filed with the SEC on January 12, 2015 by Oak Ridge Investments, LLC. Principal Business Office address is 10 South LaSalle Street, Suite 1900, Chicago, IL 60603. Oak Ridge Investments, LLC disclaims beneficial ownership of the shares reflected in this Schedule 13G except to the extent of its pecuniary interest therein, if any. The report states that Oak Ridge has sole voting power over 2,225,249 shares and sole dispositive power over 2,297,106 shares.

(9)
Based on a Schedule 13G filed with the SEC on January 22, 2015 by Zazove Associates, LLC, Zazove Associates, Inc. and Gene T. Pretti. Principal Business Office address is 1001 Tahoe Boulevard, Incline Village, NV 89451. Of the shares shown as beneficially owned, 2,696,372 shares are issuable upon the conversion of the Issuer's 2.5% Convertible Notes Due 7/15/2019.

(10)
Of the shares shown as beneficially owned, 366,901 are owned directly by Mr. Moodispaw, 30,000 are held jointly with his spouse, 50,000 are unvested restricted stock, 145,000 represent presently exercisable rights to acquire common stock through warrants, and 296,750 represent presently exercisable rights to acquire common stock through stock options. Shares deemed to be beneficially owned by Mr. Moodispaw include 317,349 shares of common stock held by The Leonard E. Moodispaw 2013 Grantor Retained Annuity Trust . Mr. Moodispaw has voting and dispositive power over the shares beneficially owned by the trust. Mr. Moodispaw disclaims beneficial ownership of the shares held by the trust except to the extent of his pecuniary interest therein.

(11)	Of the shares shown as beneficially owned by Mr. Calamia, 3,500 are unvested restricted stock and 1,000 represent presently exercisable rights to acquire common stock through stock options.
(12)
Of the shares shown as beneficially owned, 112,734 are owned directly by Mr. Willard, 45,000 are unvested restricted stock, and 131,875 represent presently exercisable rights to acquire common stock through stock options.

(13)
Of the shares shown as beneficially owned, 2,000 are owned directly by Mr. Fedde, 22,500 are unvested restricted stock, and 12,500 represent presently exercisable rights to acquire common stock through stock options.

(14)
Of the shares shown as beneficially owned, 134,554 are owned directly by Ms. DeChello, 45,000 are unvested restricted stock, and 119,375 represent presently exercisable rights to acquire common stock through stock options.

(15)	Of the shares shown as beneficially owned by Ms. Bonanni, 5,500 are unvested restricted stock, and 15,750 represent presently exercisable rights to acquire common stock through stock options.
(16)
Of the shares shown as beneficially owned, 20,387 are owned directly by Mr. Campbell, 8,500 are unvested restricted stock, 13,125 represent presently exercisable rights to acquire common stock through stock options and 20,000 represent presently exercisable rights to acquire common stock through stock options under his consulting firm Sanoch Management LLC.

(17)
Of the shares shown as beneficially owned, 2,500 are owned directly by Mr. Chao, 8,500 are unvested restricted stock and 28,125 represent presently exercisable rights to acquire common stock through stock options.

(18)
Of the shares shown as beneficially owned, 35,330 are owned directly by Mr. Hannon, 3,000 are unvested restricted stock and 4,500 represent presently exercisable rights to acquire common stock through stock options. Shares deemed to be beneficially owned by Mr. Hannon include 260,111 shares of common stock owned by The John G. Hannon Revocable Trust U/A DTD 03/09/04 and presently exercisable rights to acquire 272,728 shares of common stock through warrants held by such trust. Mr. Hannon has voting and dispositive power over the shares owned by the above entities. Mr. Hannon disclaims beneficial ownership of the shares except to the extent of his pecuniary interest therein. Also deemed as beneficially owned by Mr. Hannon include 36,082 shares of common stock owned by a daughter who resides in his household and presently exercisable rights to acquire 12,000 shares of common stock through warrants, Mr. Hannon disclaims beneficial ownership of these securities.

(19)
Of the shares shown as beneficially owned 3,500 are owned directly by Mr. Minihan, 8,500 are unvested restricted stock, and 43,125 represent presently exercisable rights to acquire common stock through stock options.

(20)
Of the shares shown as beneficially owned 6,662 are owned directly by Mr. Money, 8,500 are unvested restricted stock, 1,581 represent presently exercisable rights to acquire common stock through warrants, and 43,125 represent presently exercisable rights to acquire common stock through stock options.

(21)
Shares deemed to be beneficially owned by Caroline S. Pisano include: (i) shares held by Ms. Pisano herself, who beneficially owns 841,820 shares of common stock, 6,000 are unvested restricted stock, 11,250 represent presently exercisable rights to acquire common stock through stock options, and presently exercisable rights to acquire 20,000 shares of common stock through warrants; (ii) presently exercisable rights to purchase 403,410 shares of common stock through warrants held by The Caroline S. Pisano 2009 Irrevocable Trust and (iii) 5,000 shares owned by her mother who resides in her household. Ms. Pisano has voting and dispositive power over the shares beneficially owned by the trust. Ms. Pisano disclaims beneficial ownership of the shares held by the trust except to the extent of her pecuniary interest therein and disclaims beneficial ownership of the securities held by her mother.

(22)
Of the shares shown as beneficially owned, 740,500 represent presently exercisable rights to acquire Common Stock through stock options and 854,719 represent presently exercisable rights to acquire common stock through warrants.

Change in Control
There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, where the operation of which may at a subsequent date result in a change in control of the Company.
Equity Compensation Plan Information
See Item 5 "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" in this Annual Report.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
Set forth below is a summary of any transactions occurring since December 31, 2013, or currently proposed transaction, that involve us and one or more of our (i) directors, (ii) executive officers, or (iii) beneficial owners of more than 5% of our common stock outstanding (a “5% stockholder”) (or any of the foregoing person's affiliates or associates) (which we refer to collectively as “related persons”), in each case, in which the amount involved in the transaction exceeds or will exceed $120,000.

Gwen Pal, who is our Vice President and Chief Compliance Officer, is the daughter of Len Moodispaw, our Chief Executive Officer and a member of our board of directors. In 2014, Ms. Pal's total compensation was approximately $146,930. This amount includes her base salary, bonus pay, gain on restricted stock vesting, insurance premiums and KEYW matching contributions under our 401(k).

Andrew Fedde, who is the Hexis, Director of Finance and Administration, is the son of Chris Fedde, Executive Vice President and President of Hexis. In 2014, Mr. Andrew Fedde's total compensation was approximately $124,135. This amount includes his base salary, insurance premiums and KEYW matching contributions under our 401(k).
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
Director Independence
Under the NASDAQ Marketplace Rules, a majority of our board of directors must be comprised of independent directors, and each member of our audit, compensation and nominating and corporate governance committees must be an independent director, as defined under the NASDAQ Marketplace Rules. Under the NASDAQ Marketplace Rules, a director will not qualify as an “independent director” if, in the opinion of the company's board of directors, the director has any relationship which would interfere with the exercise of the director's independent judgment in carrying out his or her responsibilities as a director. In addition, under the NASDAQ Marketplace Rules, an independent director may not be an executive officer or employee of the company and must satisfy certain other requirements under the NASDAQ Marketplace Rules.

In addition, each member of our audit committee must satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of the audit committee may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the company or any of its subsidiaries; or (2) be an affiliated person of the company or any of its subsidiaries.

Our board of directors has undertaken a review of the independence of each director under the NASDAQ Marketplace Rules and under applicable securities laws and rules. As a result of this review, our board of directors affirmatively determined that Mr. Campbell, Mr. Chao, Mr. Hannon, Mr. Minihan, Mr. Money, Ms. Bonanni and Ms. Pisano, representing a majority of our eight directors, are “independent directors” as defined under the NASDAQ Marketplace Rules and that each member of our audit committee satisfies the independence requirements of Rule 10A-3 of the Exchange Act.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The Company uses Grant Thornton LLP as its principal accountant. The following table shows the fees that were billed to the Corporation by Grant Thornton LLP for professional services rendered for the fiscal years ended December 31, 2014 and 2013.

Fee Category	2014	2013
(In thousands)
Audit Fees	$515	$570
Audit-Related Fees	67	40
Tax Fees	—	13
All Other Fees	42	62
Total Fees	$624	$685
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
The KEYW Holding Corporation
We have audited the internal control over financial reporting of The KEYW Holding Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated March 9, 2015, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Baltimore, Maryland
March 9, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
The KEYW Holding Corporation
We have audited the accompanying consolidated balance sheets of The KEYW Holding Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The KEYW Holding Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2015, expressed an unqualified opinion.

/s/GRANT THORNTON LLP

Baltimore, Maryland
March 9, 2015

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$39,601	$2,480
Receivables	56,961	52,698
Inventories, net	14,861	11,305
Prepaid expenses	3,139	2,009
Income tax receivable	3,951	4,133
Deferred tax assets, current	2,878	1,133
Total current assets	121,391	73,758
Property and equipment, net	29,341	26,826
Goodwill	295,984	295,984
Other intangibles, net	21,109	29,343
Other assets	5,208	3,038
TOTAL ASSETS	$473,033	$428,949
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolver	$—	$22,000
Accounts payable	10,266	8,004
Accrued expenses	7,009	5,628
Accrued salaries & wages	11,648	11,948
Term note – current portion	—	7,000
Deferred revenue	4,488	2,745
Deferred income taxes
Total current liabilities	33,411	57,325
Long-term liabilities:
Convertible senior notes, net of discount	124,338	—
Term note – non-current portion	—	56,000
Non-current deferred tax liabilities	4,294	8,095
Other non-current liabilities	6,619	7,292
TOTAL LIABILITIES	168,662	128,712
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5 million shares authorized, none issued	—	—
Common stock, $0.001 par value; 100 million shares authorized, 37,601,474 and 36,925,730 shares issued and outstanding	38	37
Additional paid-in capital	319,554	302,557
Accumulated deficit	(15,221)	(2,357)
Total stockholders’ equity	304,371	300,237
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$473,033	$428,949

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Revenues
Government Solutions	$279,250	$288,909	$240,245
Commercial Cyber Solutions	11,280	9,823	3,275
Total	290,530	298,732	243,520
Costs of Revenues, excluding amortization
Government Solutions	192,908	197,380	159,180
Commercial Cyber Solutions	2,493	1,840	547
Total	195,401	199,220	159,727
Gross Profit
Government Solutions	86,342	91,529	81,065
Commercial Cyber Solutions	8,787	7,983	2,728
Total	95,129	99,512	83,793
Operating Expenses
Operating expenses	95,155	84,701	59,189
Intangible amortization expense	12,162	24,658	21,411
Total	107,317	109,359	80,600
Operating (Loss) Income	(12,188)	(9,847)	3,193
Non-Operating Expense, net	8,804	9,792	2,264
(Loss) Income before Income Taxes	(20,992)	(19,639)	929
Income Tax Benefit, net	(8,128)	(9,005)	(86)
Net (Loss) Income	$(12,864)	$(10,634)	$1,015
Weighted Average Common Shares Outstanding
Basic	37,442,680	36,618,919	28,239,945
Diluted	37,442,680	36,618,919	31,152,924
(Loss) Earnings per Share
Basic	$(0.34)	$(0.29)	$0.04
Diluted	$(0.34)	$(0.29)	$0.03

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital (APIC)	(Accumulated Deficit) Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2012	25,770,795	$26	$173,371	$7,262	$180,659
Net income	—	—	—	1,015	1,015
Warrant exercise, net	74,669	—	90	—	90
Option exercise	81,674	—	648	—	648
Stock issued in secondary offering, net of expenses	8,510,000	8	94,443	—	94,451
Restricted stock issuances	314,700	—	1,021	—	1,021
Restricted stock forfeitures	(44,400)	—	(82)	—	(82)
Equity issued as part of acquisitions	1,824,295	2	24,087	—	24,089
Stock based compensation	—	—	2,085	—	2,085
Stock repurchase	(396,191)	$—	$(2,948)	$—	$(2,948)
BALANCE, DECEMBER 31, 2012	36,135,542	$36	$292,715	$8,277	$301,028
Net loss	—	—	—	(10,634)	(10,634)
Warrant exercise, net	204,610	—	43	—	43
Option exercise	224,973	—	2,041	—	2,041
Restricted stock issuances	258,250	1	2,816	—	2,817
Restricted stock forfeitures	(55,300)	—	(296)	—	(296)
Equity issued as part of acquisitions	157,655	—	2,027	—	2,027
Stock based compensation	—	—	3,211	—	3,211
BALANCE, DECEMBER 31, 2013	36,925,730	$37	$302,557	$(2,357)	$300,237
Net loss	—	—	—	(12,864)	(12,864)
Warrant exercise, net	31,097	—	132	—	132
Option exercise, net	293,795	1	1,500	—	1,501
Restricted stock issuances	279,123	—	3,312	—	3,312
Restricted stock forfeitures	(24,137)	—	(164)	—	(164)
Equity issued as part of an acquisition, net	95,866	—	1,016	—	1,016
Stock based compensation	—	—	3,273	—	3,273
Conversion feature of convertible debt, net of expenses	—	—	26,331	—	26,331
Purchase of capped calls	—	—	(18,403)	—	(18,403)
BALANCE, DECEMBER 31, 2014	37,601,474	$38	$319,554	$(15,221)	$304,371

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Net (loss) income	$(12,864)	$(10,634)	$1,015
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock compensation	6,421	5,731	3,024
Depreciation/amortization	19,357	30,667	25,780
Amortization of discount of convertible debt	2,209	—	—
Write-off of deferred financing costs	1,976	—	—
Loss on disposal of equipment	—	20	87
Non-cash impact of TI earn-out reduction	—	(146)	—
Windfall tax benefit from option exercise	(1,189)	(219)	(140)
Deferred taxes	(5,545)	(7,191)	(1,864)
Changes in balance sheet items:
Receivables	(4,263)	7,587	(8,546)
Inventory	(3,492)	(1,989)	(1,313)
Prepaid expenses	(583)	(114)	910
Income tax receivable	1,556	(4,037)	(69)
Accounts payable	2,262	184	(298)
Accrued expenses	1,905	(4,262)	(2,429)
Other balance sheet changes	714	(477)	(2,128)
Net cash provided by operating activities	8,464	15,120	14,029
Cash flows from investing activities:
Acquisitions, net of cash acquired	(2,940)	(6,751)	(131,392)
Purchase of property and equipment	(8,197)	(6,236)	(9,174)
Capitalized software development costs	(1,489)	(2,716)	(1,547)
Proceeds from sale of equipment	—	28	—
Net cash used in investing activities	(12,626)	(15,675)	(142,113)
Cash flows from financing activities:
Proceeds from issuance of convertible debt	149,500	—	—
Purchase of capped calls	(18,403)	—	—
Issuance cost of convertible senior notes and revolving credit facility	(6,446)	—	—
Proceeds from stock issuances	—	—	94,451
Proceeds from term note	—	—	70,000
Proceeds from revolver	46,000	60,000	51,500
Repayment of debt	(131,000)	(64,688)	(81,312)
Repurchase of stock	—	—	(2,948)
Windfall tax benefit from option exercise	1,189	219	140
Proceeds from option and warrant exercises, net	443	1,865	598
Net cash provided by (used in) financing activities	41,283	(2,604)	132,429
Net increase (decrease) in cash and cash equivalents	37,121	(3,159)	4,345
Cash and cash equivalents at beginning of period	2,480	5,639	1,294
Cash and cash equivalents at end of period	$39,601	$2,480	$5,639
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,734	$3,555	$2,059
Cash paid for taxes	$84	$2,646	$5,797
Equity issued for acquisitions	$1,016	$2,027	$24,089
Non-cash fixed asset additions	$—	$—	$7,950

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
Inventories
Inventories are valued at the lower of cost or market. Our inventory consists of specialty products that we manufacture on a limited quantity basis for our customers. We manufacture at quantity levels that are projected to be sold in the six month period following production. As of December 31, 2014 and 2013, we had inventory reserve balances of $0.2 million and $0 respectively, for certain products where the market has not developed as expected.
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. Invoice terms range from net 10 days to net 45 days. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance (allowance for doubtful accounts) based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written-off through a charge to the valuation allowance and a credit to accounts receivable. For the years ended December 31, 2014, 2013 and 2012 there were no credits to the valuation allowance.
Property and Equipment
All property and equipment are stated at acquisition cost or in the case of self-constructed assets, the cost of labor and a reasonable allocation of overhead costs (no general and administrative costs are included). The cost of maintenance and repairs, which do not significantly improve or extend the life of the respective assets, are charged to operations as incurred.
Provisions for depreciation and amortization are computed on either a straight-line method or accelerated methods acceptable under accounting principles generally accepted in the United States of America (“US GAAP”) over the estimated useful lives of between 3 and 7 years. Leasehold improvements are amortized over the lesser of the terms of the underlying leases or the estimated useful lives of the assets.
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
Software Development Costs
Costs of internally developed software for resale are expensed until the technological feasibility of the software product has been established. In accordance with the pronouncement on software development costs of the Accounting Standards Codification (“ASC”), software development costs are capitalized and amortized over the product's estimated useful life. As of December 31, 2014 and 2013, we had capitalized $5.8 million and $4.3 million of software development costs, respectively. The capitalized software development costs are amortized using the greater of straight-line method or as a percentage of revenue recognized from the sale of the capitalized software. For the year ended December 31, 2014, the Company had capitalized software development costs amortization of $0.8 million. No amortization had been recognized related to these capitalized software costs as of December 31, 2013.
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
Goodwill
Purchase price in excess of the fair value of tangible assets and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. In accordance with FASB ASC Topic 350-20, Goodwill, the Company tests for impairment at least annually. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. As of and subsequent to the measurement date of October 1, 2014, the Company has operated as two reporting units. The fair value of each reporting unit is estimated using either qualitative analysis or a combination of income and market approaches. If the carrying amount of the unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company evaluated goodwill during the fourth quarter of fiscal years 2014, 2013 and 2012 and found no impairment to the carrying value of goodwill.
Intangibles
Intangible assets consist of the value of customer related intangibles acquired in various acquisitions. Intangible assets are amortized on a straight line basis over their estimated useful lives unless the pattern of usage of the benefits indicates an alternative method is more representative. The useful lives of the intangibles range from one to seven years.
Concentrations of Credit Risk
We maintain cash balances that, at times, during the years ended December 31, 2014 and 2013 exceeded the federally insured limit on a per financial institution basis. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to cash. In addition, we have credit risk associated with our receivables that arise in the ordinary course of business. In excess of 90% of our total revenue is derived from contracts where the end customer is the US Government and any disruption to cash payments from our end customer could put the Company at risk.
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
Research and Development
Internally funded research and development expenses are expensed as incurred and are included in cost of operations in the accompanying consolidated statement of operations. In accordance with FASB ASC Topic 730, Research and Development, such costs consist primarily of payroll, materials, subcontractor and an allocation of overhead costs related to product development. Research and development costs totaled $18.6 million, $7.5 million and $5.4 million for years ended December 31, 2014, 2013 and 2012, respectively.
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
For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax liability or benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax obligations or benefits and subsequent adjustments as considered appropriate by management. The Company's policy is to record interest and penalties as an increase in the liability for uncertain tax obligations or benefits and a corresponding increase to the income tax provision. No material adjustments were recorded as of December 31, 2014, 2013, or 2012.
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
The following table presents the calculation of basic and diluted net income per share (in thousands except per share amounts):

	December 31, 2014	December 31, 2013	December 31, 2012
Net (loss) income	$(12,864)	$(10,634)	$1,015
Weighted average shares – basic	37,443	36,619	28,240
Effect of dilutive potential common shares	—	—	2,913
Weighted average shares – diluted	37,443	36,619	31,153
Net (loss) income per share – basic	$(0.34)	$(0.29)	$0.04
Net (loss) income per share – diluted	$(0.34)	$(0.29)	$0.03
Anti-dilutive share-based awards, excluded	7,251	7,415	796
Outstanding options and warrants, total	7,251	7,415	7,825
Employee equity share options, restricted shares, and warrants granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options and in-the-money warrants and unvested restricted stock. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible, are collectively assumed to be used to repurchase shares. As we incurred a net loss for the years ended December 31, 2014 and 2013, none of the outstanding options or warrants were included in the diluted share calculation as they would have been anti-dilutive.
The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread of our Convertible Senior Notes due 2019 (the "Notes") on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share of common stock when the average market price of our common stock for a given period exceeds the Notes' conversion price of $14.83. For the year ended December 31, 2014, approximately 10.1 million shares related the Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the conversion price of the Notes exceeded the average market price of the Company’s common shares for the year ended December 31, 2014 and the Company had a net loss for the year ended December 31, 2014.
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
The following assumptions were used for option grants during the years ended December 31, 2014, 2013, and 2012.
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
Segment Reporting
FASB ASC Section 280, Segment Reporting, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. The guidance also establishes standards for related disclosures about products and services, geographic areas and major customers. Through the fourth quarter of 2013, the Company operated in two segments. These segments were Services and Integrated Solutions (ISP).
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
Details of the acquisitions completed since January 1, 2013 are outlined below:
IDEAL
On January 31, 2013 the Company acquired IDEAL Technology Corporation ("IDEAL") for $7.0 million in cash and 157,655 shares of KEYW stock valued at $12.69 per share for a total purchase price of $9.1 million. IDEAL is not considered material to the financial results of KEYW.
2014 Acquisitions
During 2014, the Company acquired the assets of NetClarity, Inc. ("NetClarity") and certain assets of Architecture Technology Corporation ("ATC") in two separate asset transactions. The total consideration paid for these two purchases was $2.9 million in cash and 99,851 shares of KEYW stock valued at $1.1 million. Neither of these acquisitions are considered material to the financial results of KEYW.
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
Pro forma income statements are not presented for 2014 and 2013 as there have been no material acquisitions during the twelve months ended December 31, 2014 or 2013.

Revision of Prior Period Financial Statements

During the quarter ended December 31, 2014, the Company identified and corrected an error related to the acquisition accounting of an acquisition in 2012. The unbilled receivables, related to the acquisition were understated, which led to a corresponding overstatement of goodwill. As a result, at December 31, 2013 unbilled accounts receivable was increased and goodwill was reduced by $1.5 million, respectively.

The Company evaluated this error and determined that the impact was not material to its financial position, and had no impact on the results of operations or cash flows of previously issued financial statements. The financial information for all prior periods presented has retrospectively been revised to reflect this correction.

3. FAIR VALUE MEASUREMENTS
The fair value hierarchy prioritizes the inputs to valuation techniques used to measure the fair value of financial assets and liabilities on a recurring basis into three broad levels:

Level 1	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities the Company has the ability to access.

Level 2	Inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3	Inputs are unobservable for the asset or liability and rely on management’s own assumptions about what market participants would use in pricing the asset or liability.
At December 31, 2014 and 2013, we did not have any assets or liabilities measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques.
4. ACCOUNTS RECEIVABLES
Accounts receivable consist of the following:

	(In thousands)
Accounts Receivable	December 31, 2014	December 31, 2013
Billed AR	$35,294	$35,757
Unbilled AR	21,667	16,941
Total AR	$56,961	$52,698
Unbilled amounts represent revenue recognized which could not be billed by the period end based on contract terms. The majority of the unbilled amounts were billed subsequent to period end. Retainages typically exist at the end of a project and/or if there is a disputed item on an invoice received by a customer. At December 31, 2014 and December 31, 2013, retained amounts are insignificant and are expected to be collected subsequent to the balance sheet date.
Most of the Company's revenues are derived from contracts with the US Government, in which we are either the prime contractor or a subcontractor, depending on the award.

5. INVENTORIES
Inventories at December 31, 2014 and 2013, consisted of work in process at various stages of production and finished goods. This inventory, which consists primarily of mobile communications devices, aeroptic cameras and radars are valued at the lower of cost or market. The cost of the work in process consists of materials put into production, the cost of labor and an allocation of overhead costs. At December 31, 2014 and 2013, we had reserved $0.2 million and $0 respectively, for certain inventory items where the market has not developed as expected.

Inventory Reserve (In Thousands)
Balance - January 1, 2013	$963
Additions	—
Write-offs	(963)
Balance - December 31, 2013	$—
Additions	628
Write-offs	(457)
Balance - December 31, 2014	$171
6. PREPAID EXPENSES
Prepaids at December 31, 2014 and 2013, primarily consist of prepaid insurance, deferred financing costs and software licenses.
7. PROPERTY AND EQUIPMENT
Property and equipment are as follows:

	(In thousands)
Property and Equipment	December 31, 2014	December 31, 2013
Aircraft	$10,490	$9,163
Leasehold	15,618	13,753
Manufacturing Equipment	4,402	4,064
Software Development Costs	5,752	4,263
Office Equipment	13,219	8,528
Total	$49,481	$39,771
Accumulated Depreciation	(20,140)	(12,945)
Property and Equipment, net	$29,341	$26,826
Depreciation expense charged to operations was $7.2 million, $6.0 million, and $4.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

8. AMORTIZATION OF INTANGIBLE ASSETS
The following tables summarize the components of gross and net intangible asset balances for the acquisitions noted below. Intangible assets that have been fully amortized as of the respective tables balance dates have not been included below.

	December 31, 2014 (In thousands)
Acquisition	Intangible	Gross Book Value	Accumulated Amortization	Net Book Value
Everest	Contracts	4,690	3,830	860
FASI	Contracts	2,775	2,544	231
Poole	Contract rights	20,914	9,412	11,502
Sensage	Intellectual Property	4,567	3,425	1,142
Sensage	Customer Relationships	3,682	1,657	2,025
Rsignia	Intellectual Property	5,001	3,473	1,528
Dilijent	Intellectual Property	1,000	694	306
IDEAL	Intellectual Property	2,056	1,970	86
NetClarity	Intellectual Property	692	135	557
NetClarity	Customer Relationships	876	102	774
ATC	Intellectual Property	$2,360	$262	$2,098
		$48,613	$27,504	$21,109

	December 31, 2013 (In thousands)
Acquisition	Intangible	Gross Book Value	Accumulated Amortization	Net Book Value
S&H	Contracts – Fixed Price Level of Effort	$1,606	$1,403	$203
ESD	Contracts	1,207	1,073	134
Everest	Contracts	4,690	2,892	1,798
JKA	Contracts	2,680	2,456	224
FASI	Contracts	2,775	1,849	926
Poole	Contract rights	20,914	5,229	15,685
Sensage	Intellectual Property	4,567	1,903	2,664
Sensage	Customer Relationships	3,682	921	2,761
Rsignia	Intellectual Property	5,001	1,806	3,195
Dilijent	Intellectual Property	1,000	361	639
IDEAL	Contracts	2,056	942	1,114
		$50,178	$20,835	$29,343

Estimated future intangible amortization expense by year as of December 31, 2014, (In thousands):
2015	2016	2017	2018	2019
$10,264	$6,112	$4,485	$175	$73
The Company recorded amortization expense of $12.2 million, $24.7 million, and $21.4 million for the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014, the remaining weighted-average amortization period for acquired intangible assets is 2.4 years.

9. DEBT
2.5% Convertible Senior Notes
In July 2014, the Company issued $130.0 million aggregate principal amount of Notes in an underwritten public offering. The Company granted an option to the underwriters to purchase up to an additional $19.5 million aggregate principal amount of Notes, which was subsequently exercised in full in August 2014, resulting in a total issuance of $149.5 million aggregate principal amount of Notes. The Notes bear interest at a rate of 2.50% per annum on the principal amount, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2015, to holders of record at the close of business on the preceding January 1 and July 1, respectively. The Notes mature on July 15, 2019, unless earlier repurchased or converted. The Company may not redeem the Notes prior to their stated maturity date.

Holders of the Notes may convert their notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending September 30, 2014, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day; (ii) during the five business day period immediately after any five consecutive trading day period in which the trading price per $1,000 principal amount of Notes for each trading day of that period was less than 98% of the product of the last reported sale price of Company’s common stock and the conversion rate for the Notes for each such trading day; (iii) upon the occurrence of specified corporate events; or (iv) following the Company’s delivery of a notice of the spin-off of its subsidiary, Hexis Cyber Solutions, Inc. On and after January 15, 2019, holders may convert their Notes at any time, regardless of the foregoing circumstances.

Upon conversion, the Company will settle the Notes in cash, shares of Company common stock or a combination of cash and shares of Company common stock, at the Company’s election. The Notes have an initial conversion rate of 67.41 shares of common stock per $1,000 principal amount of the Notes, which is equal to an initial conversion price of approximately $14.83 per common share. The conversion price is subject to adjustments upon the occurrence of certain specified events, including the initial public offering of the Company’s subsidiary, Hexis Cyber Solutions, Inc., as set forth in the Indenture.

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

The Company allocated the $149.5 million proceeds from the issuance of the Notes between long-term debt, the liability component, and additional paid-in-capital, the equity component, in the amounts of $122.1 million and $27.4 million, respectively. The initial value of the liability component was measured using the nonconvertible debt interest rate. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the Notes. Since the Company must still settle the Notes at face value at or prior to maturity, the Company will accrete the liability component to its face value resulting in additional non-cash interest expense being recognized in the Company’s consolidated statements of operations while the Notes remain outstanding. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

As of December 31, 2014, the outstanding principal of the Notes was $149.5 million, the unamortized debt discount was $25.2 million, and the carrying amount of the liability component was $124.3 million, which was recorded as long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2014, the fair value of the liability component relating to the Notes, based on a market approach, was approximately $126.0 million and represents a Level 2 valuation.

During the twelve months ended December 31, 2014, the Company recognized $4.3 million of interest expense relating to the Notes, which included $2.2 million for noncash interest expense relating to the debt discount and $0.4 million relating to amortization of deferred financing costs. The Company is estimated to incur $1.1 million, $1.1 million, $1.1 million, $1.1 million and $0.5 million in future amortization of deferred financing costs for the subsequent years ending December 31, 2015 - 2019 respectively.

Capped Call
During 2014 in conjunction with the issuance of the Notes, the Company paid approximately $18.4 million to enter into capped call transactions with respect to its common shares, (the "Capped Call Transactions"), with certain financial institutions. The Capped Call Transactions generally are expected to reduce the potential dilution to the Company's common stock upon conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of any converted Notes, as the case may be, in the event that the market price of the common stock is greater than the strike price of the Capped Call Transactions, initially set at $14.83, with such reduction of potential dilution subject to a cap based on the cap price, which is initially set at $19.38. The strike price and cap price are subject to anti-dilution adjustments under the terms of the Capped Call Transactions. As a result of the Capped Call Transactions, the Company reduced additional paid-in capital by $18.4 million during 2014.

2014 Revolving Credit Facility
In July 2014, the Company, as a guarantor, entered into a senior credit agreement, (the “2014 Credit Agreement”), by and among itself, the KEYW Corporation, as the borrower (the “Borrower”), the domestic direct and indirect subsidiary guarantors of KEYW (the “Subsidiary Guarantors”)) with certain financial institutions. The 2014 Credit Agreement provides the Company a $42.5 million revolving credit facility (the "2014 Revolver"). The 2014 Revolver includes a swing line loan commitment of up to $10 million and a letter of credit facility of up to $15 million. The 2014 Revolver is secured by a security interest and lien on substantially all of the Company’s, the Borrower’s and the Subsidiary Guarantors’ assets including a pledge of one hundred percent of the equity securities of the Borrower and the Subsidiary Guarantors.

The Company is required to comply with certain financial covenants contained in the 2014 Credit Agreement. As of December 31, 2014, the Company was in compliance with all covenants under the Credit Agreement.

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

2012 Credit Facility
In the fourth quarter of 2012, the Company entered into a the 2012 Credit Agreement, which included a $70 million term loan, a $50 million revolver and an accordion feature allowing for an additional $35 million in borrowing. The 2012 Credit Agreement was a five year, multi-bank agreement with the Royal Bank of Canada, as administrative agent. In connection with entering into the 2012 Credit Facility the Company incurred $3.2 million in financing costs. These financing costs were being amortized using the effective interest rate method over a five year period, the expected life of the related debt. In July of 2014 in connection with issuing the Notes the Company terminated, satisfied, and discharged all of its obligations under the 2012 Credit Agreement. Interest expense recorded under the credit facilities was $4.5 million, $3.5 million and $1.0 million during 2014, 2013 and 2012, respectively. The Company recognized $0.4 million, $0.6 million and $0.2 million in amortization expense relating to deferred financing costs for the twelve months ended December 31, 2014, 2013 and 2012, which was included as part of interest expense. In July 2014 as a result of the termination of the 2012 Credit Agreement, the Company wrote off $2.0 million of unamortized deferred financing costs, which were included as part of interest expense.

2011 Credit Facility
In February 2011, the Company entered into a $50 million credit facility that included an accordion feature allowing for an additional $25 million in borrowing. The credit facility was a three year agreement multi-bank facility with Bank of America as lead bank. In conjunction with the FLD acquisition, the Company increased the credit facility to $65 million and reloaded the accordion to $25 million. On September 28, 2012 the Company terminated, satisfied, and discharged all of its obligations under the Bank of America credit facility. Interest expense recognized related to this agreement was approximately $1.3 million for the year ended December 31, 2012.
10. SHARE-BASED COMPENSATION
At December 31, 2014, KEYW had stock-based compensation awards outstanding under the following plans: The 2008 Stock Incentive Plan (2008 Plan), The 2009 Stock Incentive Plan (2009 Plan) and The 2013 Stock Incentive Plan (2013 Plan).

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
Stock Options
The Company generally issues stock option awards that vest over varying periods, ranging from three to five years, and have a ten-year life. We estimate the fair value of stock options using the Black-Scholes option-pricing model. Because our common stock did not have a sufficient trading history, we did not use historical data to determine volatility of our stock until the fourth quarter of 2012. Prior to that, we determined volatility by using the historical stock volatility of public companies in our industry with similar characteristics. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. All option awards terminate within ninety days or sooner after termination of service with the Company except as provided in certain circumstances with regard to our senior executive employment agreements.
The option grants during 2014, 2013 and 2012 consist of options issued to new hires, employees acquired through acquisitions, board members and discretionary awards. All equity issuances have an exercise price at market value or higher based upon our publicly-traded share price on the date of grant.
The Black-Scholes model requires certain inputs related to dividend yield, risk-free interest rate, expected volatility and forfeitures in order to price the option values. During 2014, 2013 and 2012 our assumptions related to these inputs were as follows:

	2014	2013	2012
Dividend yield	—%	—%	—%
Risk-free interest rate	1.47% - 1.66%	0.65% - 1.75%	0.62% - 1.03%
Expected volatility	36.35% - 48.65%	29.54% - 51.37%	28.35% - 52.82%
Forfeitures	11.00% - 37.00%	11.00% - 39.00%	15.00% - 39.00%

A summary of stock option activity is as follows:

	Number of Shares	Option Exercise Price	Weighted Average Exercise Price
Options Outstanding 01/01/2012	2,238,673
Options Exercisable 01/01/2012	1,086,677
Granted	1,393,700	$7.06 - $13.00	$10.62
Exercised	(81,674)	$5.00 - $12.28	$6.22
Forfeited	(364,285)	$5.00 - $14.57	$9.50
Options Outstanding 12/31/2012	3,186,414
Options Exercisable 12/31/2012	1,543,284
Granted	512,700	$11.18 - $16.08	$12.18
Exercised	(224,973)	$5.00 - $14.57	$8.10
Forfeited	(392,467)	$5.00 - $16.08	$11.94
Options Outstanding 12/31/2013	3,081,674
Options Exercisable 12/31/2013	1,911,565
Granted	645,670	$13.16 - $17.71	$17.10
Exercised	(501,400)	$5.00 - $14.88	$8.19
Forfeited	(277,070)	$5.00 - $17.11	$13.52
Options Outstanding 12/31/2014	2,948,874
Options Exercisable 12/31/2014	1,934,215
As of December 31, 2014, outstanding stock options were as follows:

Exercise Price	Options Outstanding	Intrinsic Value	Options Vested	Intrinsic Value	Weighted Average Remaining Life (Years)
$5.00 - $5.50	475,950	$2,362,461	475,950	$2,362,461	4.65
$6.90 - $7.66	289,280	856,071	215,115	637,526	7.08
$7.96 - $8.14	71,150	170,860	69,002	166,048	6.88
$9.17 - $10.98	252,457	164,552	220,907	152,019	6.39
$11.18 - $11.99	345,374	—	223,541	—	7.44
$12.28 - $12.97	446,022	—	268,643	—	7.63
$13.00 - $13.48	179,310	—	111,028	—	8.13
$14.03 - $14.88	336,361	—	323,697	—	6.11
$16.08 - $17.71	552,970	—	26,332	—	9.06
	2,948,874	$3,553,944	1,934,215	$3,318,054

2013 STOCK INCENTIVE PLAN
Total equity available to issue	2,000,000
Total equity outstanding or exercised	1,444,407
Total equity remaining	555,593
Restricted Stock Awards
During 2014, the Company issued restricted stock for employee incentive plans and new hires. The Company issued 153,580 shares of restricted common stock to existing employees under the long-term incentive plan and an additional 21,000 shares of restricted common stock to board members. The Company also issued 77,205 shares of restricted common stock to new hires. An additional 27,338 shares were issued to existing employees as discretionary awards. The expense for these shares will be recognized over the vesting life of each individual tranche of shares based upon the fair value of a share of stock at the date of grant. All of the above shares cliff vest in three years. All restricted stock awards have no exercise price.

During 2013, the Company issued restricted stock for employee incentive plans and strategic hires. The Company issued 66,000 shares of restricted common stock to existing employees under the long-term incentive plan and an additional 17,500 shares of restricted common stock to board members. These shares cliff vest in three years. The Company issued an additional 37,750 restricted shares to employees from the Sensage acquisition. These shares vest 75% on February 8, 2014 and 25% on August 8, 2014. The Company also issued 98,800 shares of restricted common stock to 46 founding employees of KEYW for recognition of their continued service and loyalty going into our fifth year of business. Of these shares 40,800 cliff vest in one year and 58,000 cliff vest in three years. An additional 38,200 shares were issued to strategic hires and as discretionary awards. The expense for these shares will be recognized over the vesting life of each individual tranche of shares based upon the fair value of a share of stock at the date of grant. All restricted stock awards have no exercise price.

A summary of the outstanding unvested restricted stock awards is as follows:

Unvested Shares
Outstanding 01/01/2012	403,546
Granted	314,700
Vested	(221,263)
Forfeited	(44,400)
Outstanding 12/31/2012	452,583
Granted	258,250
Vested	(52,033)
Forfeited	(55,300)
Outstanding 12/31/2013	603,500
Granted	279,123
Vested	(171,481)
Forfeited	(24,137)
Outstanding 12/31/2014	687,005
All stock based compensation has been recorded as part of operating expenses. Accounting standards require forfeitures to be estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture estimates are disclosed in the information with respect to the option grants. For the periods ended December 31, 2014, 2013, and 2012 share-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. The Company recorded total stock compensation expense of $6.4 million, $5.7 million and $3.0 million for the years ended December 31, 2014, 2013, and 2012, respectively. The total unrecognized stock compensation expense at December 31, 2014 is approximately $6.8 million which will be recognized over the next three years.
Employee Stock Purchase Plan
Effective January 1, 2011, the Company offered an Employee Stock Purchase Plan (“ESPP”) to employees. Under the terms of the ESPP, employees may purchase up to 1,000 shares of common stock per quarter at a 15% discount to the market price on the last trading day of the quarter. The Company has elected to use open market purchases for all shares issued under the ESPP. In 2014, 2013 and 2012 the Company recognized expense of $0.4 million, $0.2 million and $0.2 million, respectively, under the plan.
11. WARRANTS
During 2014, warrant holders exercised 31,830 warrants, with 29,550 exercised for cash and 2,280 exercised cashlessly. The warrants exercised for cash consisted of 20,000 warrants exercised at $4.00 per share and 9,550 warrants exercised at $5.50 per share. The total cash received from these exercises was $133,000. Under our warrant agreements, warrants may be exercised cashlessly based on the average price of the Company's common stock for the 5 trading days prior to exercise. Under this methodology the warrants that were exercised cashlessly were exchanged for 1,547 shares of the Company's common stock.

During 2013, warrant holders exercised 304,455 warrants, with 9,000 exercised for cash and 295,455 exercised cashlessly. The warrants exercised for cash consisted of 4,000 warrants exercised at $4.00 per share and 5,000 warrants exercised at $5.50 per share. The total cash received from these exercises was $43,500. Under our warrant agreements, warrants may also be exercised cashlessly based on the average price of the Company's common stock for 5 trading days prior to exercise. Under this methodology the warrants that were exercised cashlessly were exchanged for 195,610 shares of the Company's common stock.

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
As of December 31, 2014, outstanding warrants were as follows:

Exercise Price	Warrants Outstanding	Warrants Vested	Weighted Average Remaining Life (Years)
$4.00	1,749,250	1,749,250	0.64
$5.50	2,184,495	2,184,495	1.38
$9.25	210,000	210,000	2.21
$12.65	158,116	158,116	4.90
	4,301,861	4,301,861
12. COMMITMENTS AND CONTINGENCIES
The Company leases certain office equipment and operating facilities under non-cancellable operating leases that expire at various dates through 2023. Certain leases contain renewal options. Rental payments on certain leases are subject to annual increases based on escalation clauses and increases in the lessor's operating expenses. For the leases that require fixed rental escalations during their lease terms, rent expense is recognized on a straight-line basis resulting in deferred rent. The deferred rent included in other liabilities both current and non-current totaled $7.5 million and $8.1 million at December 31, 2014 and 2013, respectively. Of which $6.2 million and $6.8 million related to the lease incentive liability at December 31, 2014 and 2013, respectively. The Company has several office facilities for which it is committed on a month-to-month basis. Total net lease expense was $5.7 million, $5.6 million and $3.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The schedule below shows the future minimum lease payments required under our operating leases as of December 31, 2014.

	(In Thousands)
Type	2015	2016	2017	2018	2019	Thereafter
Facilities/Office space	$6,354	$6,070	$5,291	$4,555	$3,834	$9,384
Office equipment	47	28	5	—	—	—
Operating Leases	$6,401	$6,098	$5,296	$4,555	$3,834	$9,384
The main operating lease for our headquarters facility (Milestone) is leased from one of our former affiliates. The stockholder ceased being an affiliate of the Company effective September 29, 2011. The current Milestone lease was entered into in May 2012 and continues until May 2022. Total cash paid for the Milestone space including common area maintenance, utilities, and leasehold improvements was $3.5 million, $3.2 million and $1.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Annual remaining lease payments under the Milestone lease approximate $3.5 million through 2022. We had previously entered into a lease with the same former affiliate. We were released from the majority of that lease upon signing the Milestone lease in May 2012, however, we continue to maintain a presence in part of that facility. Total cash paid for the former space including common area maintenance charges, utilities, and leasehold improvements was $0.7 million, $0.6 million and $0.8 million during the years ended December 31, 2014, 2013 and 2012, respectively. There are no remaining lease payments for this lease.
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
13. RETIREMENT PLANS
The Company currently has one qualified defined contribution retirement plan. The KEYW Corporation Employee 401(k) Plan (KEYW Plan), which includes a contributory match 401(k) feature for KEYW employees. As of January 1, 2010, the KEYW Plan calls for an employer matching contribution of up to 10% of eligible compensation. Total authorized contributions under the matching contribution feature of the KEYW Plan were $9.7 million, $10.4 million and $7.8 million, in 2014, 2013 and 2012, respectively. There were no discretionary contributions during these periods.
The Company previously had a qualified contribution retirement plan, the FASI 401(k) Plan (FASI Plan), which included a contribution match for former FASI employees. The FASI Plan called for a fixed 3% Safe Harbor non-elective employer contribution plus a discretionary employer profit sharing contribution. All employer contributions vested immediately. Total authorized contributions under the FASI Plan were $0.9 million in 2012 subsequent to being acquired.
The Company previously had a qualified contribution retirement plan, the Poole & Associates, Inc. 401(k) Plan (Poole Plan), which included a contribution match for former Poole employees. The Poole Plan called for a fixed 3% Safe Harbor non-elective employer contribution plus a discretionary employer profit sharing contribution. All employer contributions vested immediately. Total authorized contributions under the Poole Plan were $0.3 million in 2012 subsequent to being acquired.
The Company previously had a qualified contribution retirement plan, the Sensage, Inc. 401(k) Retirement Trust (Sensage Plan), which had no contribution match for former Sensage employees. There were no authorized contributions under the Sensage Plan in 2012 subsequent to being acquired.
The Company converted to the KEYW Plan the FASI 401(k) Plan effective January 1, 2013, the Pool & Associates, Inc. 401(k) Plan effective February 2013 and the Sensage, Inc. 401(k) Retirement Trust effective March 1, 2013.
14. INCOME TAX PROVISION
Applicable income tax (benefit) expense provision is as follows:

	(In thousands)
	2014	2013	2012
Current:
Federal	$(2,537)	$(1,596)	$5,446
State	155	1	137
	(2,382)	(1,595)	5,583
Deferred	(5,746)	(7,410)	(5,669)
Total provision for income taxes	$(8,128)	$(9,005)	$(86)
Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. At December 31, 2014 and 2013, the net deferred tax liability was $1.4 million and $7.0 million respectively. Deferred tax assets and liabilities, shown as the sum of the appropriate tax effect for each significant type of temporary differences as of December 31, 2014 and 2013, are as follows:

	(In thousands)
	2014 Deferred Tax		2013 Deferred Tax
	Asset	Liability	Asset	Liability
Net operating loss	$9,103	$—	$8,133	$—
Accrued compensation	2,541	—	1,001	—
Stock based compensation	5,560	—	4,459	—
Tenant improvement allowance	322	—	276	—
Litigation loss reserve	—	—	700	—
Inventory reserves	227	—	532	—
Other deferred tax assets	1,320	—	1,127	—
Other deferred tax liabilities	—	—	—	(11)
Tax credits	1,435	—	215	—
Deferred revenue – current	—	(375)	—	(1,267)
Deferred revenue – non-current	—	—	628	—
Prepaid expenses	—	(63)	—	(156)
Depreciation	—	(1,531)	—	(2,677)
Intangible assets amortization – Definite Lived	5,681	—	2,043	—
Intangible assets amortization – Indefinite Lived	—	(25,126)	—	(21,304)
Internally developed software	—	(1,331)	—	(1,586)
Capitalized R&D 59(e)	821	—	925	—
	$27,010	$(28,426)	$20,039	$(27,001)
Net deferred liability		$(1,416)		$(6,962)
The Company has recorded a deferred tax asset reflecting the benefit of $20.5 million of federal net operating loss carry-forwards, $1.7 million of federal tax credits for research and development and alternative minimum tax, as well as $39.6 million of state net operating loss carry-forwards, and $0.2 million of state tax credits for research and development. In connection with the acquisition of Sensage, a portion of the net operating loss carryforward is limited under section 382 of the Internal Revenue Code. The annual limitation is equal to approximately $2.1 million and the total net operating loss available for use during the carryforward period is $18.5 million. Deferred tax assets are set to expire between 2016 and 2034.
As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2014 that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting. Equity will be increased by $0.2 million and $0.1 million for federal and state purposes respectively if and when such deferred tax assets are ultimately realized. The Company uses tax law ordering when determining when excess tax benefits have been realized.
Realization is dependent on generating sufficient taxable income prior to expiration of the loss carry-forwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.
The Company’s federal income tax receivable relating to its carry back of its 2014 federal net operating loss includes tax benefits generated from stock options and restricted stock awards. For stock options, the Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of exercise and the exercise price. For restricted stock awards, the Company receives an income tax benefit upon the award vesting equal to the tax effect of the underlying stock’s fair market value. The Company also reduced its state income taxes payable for the same tax benefits described above. Both of these excess tax benefits were recorded to equity as increases to additional paid in capital in the amount of $1.2 million for 2014 and $0.3 million for 2013.

The net deferred tax liabilities shown on the balance sheet as of December 31, 2014 and 2013 are as follows:

	(In thousands)
	2014	2013
Deferred taxes – current liability	$(437)	$(1,423)
Deferred taxes – long term liability	(27,989)	(25,578)
Deferred taxes – current assets	3,315	2,556
Deferred taxes – long term assets	23,695	17,483
Net Deferred Tax Liability	$(1,416)	$(6,962)
A reconciliation of the difference between the statutory federal income tax rate and the effective tax rate for the Company for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Percent of Pre-tax Income
	2014	2013	2012
Tax computed at statutory rate	35.0%	35.0%	35.0%
State income taxes net of federal income tax benefit	4.5%	6.3%	(60.8)%
Meals and entertainment – non-deductible	(0.9)%	(0.9)%	14.4%
Non-deductible acquisition costs	—%	(0.3)%	18.4%
ESPP Expense	(0.4)%	(0.2)%	—%
Other permanent items	0.1%	(0.3)%	—%
Provision to return	(1.4)%	5.1%	(2.2)%
Prior year tax credit	1.8%	1.0%	(13.8)%
Effective tax rate	38.7%	45.7%	(9.0)%
Effective, January 1, 2009, we adopted Financial Accounting Standards Board ASC 740 ("ASC 740”) which provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. Under ASC 740, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws.
The following table represents a reconciliation of the Company's total unrecognized tax benefits balance for the year ended December 31, 2014:

(In thousands)
Activity
January 1, 2014	$200
Increases as a result of tax positions taken in a prior period	158
Increases as a result of tax positions taken during the current period	50
December 31, 2014	$408
The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are deemed immaterial and are not included in the above table or within the financial statements.
On September 13, 2013, the U.S. Treasury Department and the IRS issued final regulations that address costs incurred in acquiring, producing, or improving tangible property (the "tangible property regulations"). The tangible property regulations are generally effective for tax years beginning on or after January 1, 2014 and may require the Company to make additional tax accounting method changes as of January 1, 2014; however, management does not anticipate the impact of these changes to be material to the Company’s consolidated financial position, results of operations, or both.
As of December 31, 2014, the following tax years remained subject to examination by the major tax jurisdictions indicated:

Major Jurisdictions	Open Years
United States	2001 through 2013
California	2001 through 2013
Florida	2011 through 2013
Maryland	2010 through 2013
Massachusetts	2011 through 2013
Virginia	2011 through 2013
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

	December 31, 2014 (In thousands)
	Government Solutions	Commercial Cyber Solutions	Corporate
Goodwill	$280,517	$15,467	$—
Intangibles, net	12,985	8,124	—
Property and Equipment, net	$10,644	$7,393	$9,815
Depreciation Expense	3,091	1,867	2,237
Operating Expense	55,844	39,311	—	(1)
Intangible Amortization	7,737	4,425	—

	December 31, 2013 (In thousands)
	Government Solutions	Commercial Cyber Solutions	Corporate
Goodwill	$280,517	$15,467	$—
Intangibles, net	20,723	8,620	—
Property and Equipment, net	9,959	5,470	11,397
Depreciation Expense	3,477	279	2,253
Operating Expense	65,308	19,393	—	(1)
Intangible Amortization	20,533	4,125	—

(1)	Corporate Operating Expense is fully allocated to the segments.
The Company does not identify interest or tax expense with individual segments as the cash is managed at corporate and tax returns are filed on a consolidated basis. All assets, with the exceptions of goodwill, intangibles, and fixed assets, are not segregated by segment.
16. SUBSEQUENT EVENTS
In connection with the preparation of its financial statements for the year ended December 31, 2014, the Company has evaluated events that occurred subsequent to December 31, 2014 to determine whether any of these events required recognition or disclosure in the 2014 financial statements. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Exhibit Description
1.1	Underwriting Agreement among the Company and RBC Capital Markets, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives, dated July 16, 2014.	(15)
2.1	Agreement and Plan of Merger, dated as of July 27, 2011, by and among The KEYW Corporation (“Purchaser”), FLD Acquisition Corporation, a wholly-owned subsidiary of Purchaser, Flight Landata Inc., and Jill Mann of Mann & Mann, P.C., as the Stockholder Representative.	(4)
2.2	Stock Purchase Agreement, dated September 10, 2012, by and among The KEYW Corporation, The KEYW Holding Corporation, Poole & Associates, Inc., the stockholders of Poole & Associates, Inc. and the Representative of the Sellers.	(7)
2.3	Agreement and Plan of Merger, dated September 13, 2012, by and among SenSage, Inc., The KEYW Corporation, The KEYW Holding Corporation, SSI Acquisition Corporation, and Fortis Advisors LLC as Representative of SenSage, Inc.'s shareholders.	(8)
3.1	Amended and Restated Articles of Incorporation of the Company, as filed on October 6, 2010.	(2)
3.2	Certificate of Correction of Articles of Amendment and Restatement.	(9)
3.3	Amended and Restated Bylaws of the Company, effective as of August 13, 2014.	(16)
4.1	Specimen of Common Stock Certificate.	(1)
4.2	Indenture, dated July 21, 2014, between the Company and Wilmington Trust, National Association, as trustee.	(15)
4.3	First Supplemental Indenture, dated July 21, 2014, between the Company and Wilmington Trust, National Association, as trustee.	(15)
4.4	Form of 2.50% Convertible Senior Note due 2019 (incorporated by reference to Exhibit 4.2 hereto).	(15)
10.1*	The KEYW Corporation 2008 Stock Incentive Plan	(1)
10.2*	Form of Incentive Stock Option Agreement for grants pursuant to The KEYW Corporation 2008 Stock Incentive Plan	(1)
10.3*	Form of Non-Qualified Stock Option Agreement for grants pursuant to The KEYW Corporation 2008 Stock Incentive Plan	(1)
10.4*	Form of Restricted Stock Agreement for grants pursuant to The KEYW Corporation 2008 Stock Incentive Plan	(1)
10.5*	The KEYW Holding Corporation 2009 Stock Incentive Plan	(1)
10.6*	Form of Incentive Stock Option Agreement for grants pursuant to The KEYW Holding Corporation 2009 Stock Incentive Plan	(11)
10.7*	Form of Non-Qualified Stock Option Agreement for grants pursuant to The KEYW Holding Corporation 2009 Stock Incentive Plan	(11)
10.8*	Form of Restricted Stock Agreement for grants pursuant to The KEYW Holding Corporation 2009 Stock Incentive Plan	(11)
10.9*	Form of The KEYW Corporation Non-Qualified Stock Options Agreement for non-plan grants	(1)
10.10*	Form of The KEYW Corporation Restricted Stock Agreement for non-plan grants	(1)
10.11*	Long-Term Incentive Plan	(1)
10.12*	Annual Incentive Plan	(1)
10.13*	Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Kimberly J. DeChello	(1)
10.14*	Employment Agreement, dated June 16, 2010, between The KEYW Corporation and John E. Krobath	(10)
10.15*	Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Leonard E. Moodispaw	(10)
10.16*	Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Mark A. Willard	(10)
10.17	Form of Amended and Restated Warrant	(10)
10.18*	The KEYW Holding Corporation 2010 Employee Stock Purchase Plan	(1)

10. 19*	Amendment, dated March 12, 2012, to Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Kimberly J. DeChello	(3)
10.20*	Amendment, dated March 12, 2012, to Employment Agreement, dated June 16, 2010, between The KEYW Corporation and John E. Krobath	(3)
10.21*	Amendment, dated March 12, 2012, to Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Leonard E. Moodispaw	(3)
10. 22*	Amendment, dated March 12, 2012, to Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Mark A. Willard	(3)
10.23*	Second Amendment, dated June 29, 2012, to Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Leonard Moodispaw	(5)
10.24*	Second Amendment, dated June 29, 2012, to Employment Agreement, dated June 16, 2010, between The KEYW Corporation and John E. Krobath	(5)
10.25*	Second Amendment, dated June 29, 2012, to Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Mark A. Willard	(5)
10.26*	Second Amendment, dated June 29, 2012, to Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Kimberly J. DeChello	(5)
10.27*	The KEYW Holding Corporation 2013 Stock Incentive Plan	(6)
10.28*	Form of Incentive Stock Option Agreement for grants pursuant to The KEYW Holding Corporation 2013 Stock Incentive Plan	(11)
10.29*	Form of Non-Qualified Stock Option Agreement for grants pursuant to The KEYW Holding Corporation 2013 Stock Incentive Plan	(11)
10.30*	Form of Restricted Stock Agreement for grants pursuant to The KEYW Holding Corporation 2013 Stock Incentive Plan	(11)
10.31*	Third Amendment to Employment Agreement, dated March 20, 2014, between The KEYW Corporation and John E. Krobath.	(13)
10.32	Hexis Executive Incentive Plan.	(14)
10.33	Base Call Option Transaction Confirmation, dated as of July 16, 2014, between the Company and Royal Bank of Canada.	(15)
10.34	Base Call Option Transaction Confirmation, dated as of July 16, 2014, between the Company and Bank of America, NA.	(15)
10.35	Credit Agreement, dated as of July 21, 2014, among The KEYW Corporation, as the Borrower, certain subsidiaries of the Borrower and the Company, as Guarantors, the lenders identified in the Credit Agreement and Royal Bank of Canada, as Administrative Agent.	(15)
10.36*	Employment Agreement, dated August 11, 2014, between Hexis Cyber Solutions, Inc. and Philip L. Calamia.	(16)
10.37	Additional Call Option Transaction Confirmation, dated as of August 12, 2014, between the Company and Royal Bank of Canada.	(12)
10.38	Additional Call Option Transaction Confirmation, dated as of August 12, 2014, between the Company and Bank of America, NA.	(12)
12.1	Computation of Ratio of Earnings to Fixed Charges.	(15)
14.1	Code of Ethics	(2)
21.1	Subsidiaries of the Registrant	x
23.1	Consent of Grant Thornton LLP	x
31.1	Certification of the Chief Executive Officer pursuant to R Rule 13a-14(a)/15d-14(a)	x
31.2	Certification of the Chief Financial Officer pursuant to R Rule 13a-14(a)/15d-14(a)	x
32.1**
Certification of the Chief Executive Officer and the Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
		x
101.INS	XBRL Instance Document	x
101.SCH	XBRL Taxonomy Extension Schema Document	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	x

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	x

x	Filed herewith

*	Indicates management contract of compensatory agreements

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

(1)	Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-16768).

(2)	Filed as Exhibits 3.1 and 14.1, respectively, to Registrant's Form 10-K filed March 29, 2011, File No. 001-34891.

(3)	Filed as Exhibits 10.36, 10.37. 10.38 and 10.39, respectively, to the Registrant's Annual Report on Form 10-K, filed March 15, 2012, File No. 001-34891.

(4)	Filed as Exhibit 2.1 to Registrant's Form 8-K filed August 10, 2011, File No. 001-34891.

(5)	Filed as Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, to Registrant's Current Report on Form 8-K filed July 3, 2012, File No. 001-34891.

(6)	Filed as Annex A to Registrant's Definitive Proxy Statement on Schedule 14A filed July 13, 2012.

(7)	Filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K filed September 12, 2012, File No. 001-34891.

(8)	Filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K filed September 19, 2012, File No. 001-34891.

(9)	Filed as Exhibit 3.1 to Registrant's Current Report on Form 8-K filed July 15, 2014, File No. 001-34891.

(10)	Filed as Exhibits 10.16, 10.17, 10.18 and 10.20, respectively, to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-16768).

(11)	Filed as Exhibits 10.6, 10.7, 10.8, 10.28, 10.29 and 10.30, respectively, to the Registrant's Annual Report on From 10-K for the year ended December 31, 2012, filed March 12, 2013, File No. 001-34891.

(12)	Filed as Exhibits 10.1 and 10.2, respectively, to the Registrant’s Form 8-K reporting under Items 2.03, 8.01, and 9.0, filed August 15, 2014, File No. 001-3489.

(13)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 1, 2014, File No. 001-34891.

(14)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 7, 2014, File No. 001-34891.

(15)	Filed as Exhibits 1.1, 4.1, 4.2, 4.3, 10.1, 10.2, 10.3 and 12.1, respectively to the Registrant’s Current Report on Form 8-K filed July 21, 2014, File No. 001-38491.

(16)	Filed as Exhibits 3.1 and 10.1 to the Registrant’s Current Report on Form 8-K filed August 15, 2014, File No. 001-34891.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE KEYW HOLDING CORPORATION (Registrant)
By:	/s/ Leonard E. Moodispaw
Leonard E. Moodispaw President and Chief Executive Officer; Principal Executive Officer
March 9, 2015

By:	/s/ Philip L. Calamia
Philip L. Calamia Executive Vice President and Chief Financial Officer; Principal Financial and Accounting Officer
March 9, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Deborah A. Bonanni	/s/ Kenneth A. Minihan
Deborah A. Bonanni	Kenneth A. Minihan, Director
March 9, 2015	March 9, 2015

/s/ William I. Campbell	/s/ Arthur L. Money
William I. Campbell, Director	Arthur L Money, Director
March 9, 2015	March 9, 2015

/s/ Pierre A. Chao	/s/ Leonard E. Moodispaw
Pierre Chao, Director	Leonard E. Moodispaw, Director
March 9, 2015	March 9, 2015

/s/ John G. Hannon	/s/ Caroline S. Pisano
John G. Hannon, Director	Caroline S. Pisano, Director
March 9, 2015	March 9, 2015