Form 10-Q
period 2015-03-31
KEYW HOLDING CORP
filed 2015-05-07
CIK 1487101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:          March 31, 2015
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
Yes ☐             No ☒

The number of shares outstanding of the issuer’s common stock ($0.001 par value), as of April 30, 2015 was 38,222,484.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except share and par value per share amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,230	$39,601
Receivables	57,855	56,961
Inventories, net	16,255	14,861
Prepaid expenses	2,802	3,139
Income tax receivable	7,669	3,951
Deferred tax asset, current	2,877	2,878
Total current assets	103,688	121,391

Property and equipment, net	29,513	29,341
Goodwill	306,350	295,984
Other intangibles, net	26,139	21,109
Other assets	4,695	5,208
TOTAL ASSETS	$470,385	$473,033
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,010	$10,266
Accrued expenses	6,517	7,009
Accrued salaries and wages	10,991	11,648
Deferred revenue	4,526	4,488
Total current liabilities	32,044	33,411
Long-term liabilities:
Convertible senior notes, net of discount	125,605	124,338
Non-current deferred tax liability	5,102	4,294
Other non-current liabilities	6,526	6,619
TOTAL LIABILITIES	169,277	168,662
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5 million shares authorized, none issued	—	—
Common stock, $0.001 par value; 100 million shares authorized, 37,835,419 and 37,601,474 shares issued and outstanding	38	38
Additional paid-in capital	322,393	319,554
Accumulated deficit	(21,323)	(15,221)
Total stockholders’ equity	301,108	304,371
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$470,385	$473,033

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Three months ended March 31, 2015	Three months ended March 31, 2014
	(Unaudited)	(Unaudited)
Revenues
Government Solutions	$68,849	$61,308
Commercial Cyber Solutions	2,785	2,499
Total	71,634	63,807
Costs of Revenues, excluding amortization
Government Solutions	48,607	41,769
Commercial Cyber Solutions	984	546
Total	49,591	42,315
Gross Profit
Government Solutions	20,242	19,539
Commercial Cyber Solutions	1,801	1,953
Total	22,043	21,492
Operating Expenses
Operating expenses	26,203	22,255
Intangible amortization expense	3,070	3,125
Total	29,273	25,380
Operating Loss	(7,230)	(3,888)
Non-Operating Expense, net	2,543	857
Loss before Income Taxes	(9,773)	(4,745)
Income Tax Benefit, net	(3,671)	(1,669)
Net Loss	$(6,102)	$(3,076)
Weighted Average Common Shares Outstanding
Basic	37,632,364	37,154,579
Diluted	37,632,364	37,154,579
Loss per Share
Basic	$(0.16)	$(0.08)
Diluted	$(0.16)	$(0.08)

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)
(In thousands except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2015	37,601,474	$38	$319,554	$(15,221)	$304,371
Net loss	—	—	—	(6,102)	(6,102)
Option exercise, net	4,770	—	32	—	32
Restricted stock issuances	18,000	—	688	—	688
Restricted stock forfeitures	(7,150)	—	(38)	—	(38)
Equity issued as part of an acquisition	242,250	—	1,858	—	1,858
Equity canceled related to a previous acquisition	(23,925)	—	(240)	—	(240)
Stock based compensation	—	—	539	—	539
Balance, March 31, 2015	37,835,419	$38	$322,393	$(21,323)	$301,108

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands except share amounts)

	Three months ended March 31, 2015	Three months ended March 31, 2014
	(Unaudited)	(Unaudited)
Net loss	$(6,102)	$(3,076)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock compensation	1,189	1,624
Depreciation and amortization expense	5,014	4,679
Amortization of discount on convertible debt	1,268	—
Windfall tax benefit from option exercise	—	(421)
Deferred taxes	—	(2,276)
Changes in operating assets and liabilities:
Receivables	1,752	2,130
Inventories, net	(1,394)	(1,635)
Prepaid expenses	416	(225)
Income taxes, net	(3,718)	574
Accounts payable	(256)	(711)
Accrued expenses	(3,830)	(2,289)
Other	516	(34)
Net cash used by operating activities	(5,145)	(1,660)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(16,328)	—
Purchases of property and equipment	(1,930)	(1,494)
Net cash used in investing activities	(18,258)	(1,494)
Cash flows from financing activities:
Repayment of revolver, net	—	2,000
Repayment of term note	—	(1,750)
Windfall tax benefit from option exercise	—	421
Proceeds from option and warrant exercises, net	32	67
Net cash provided by financing activities	32	738
Net decrease in cash and cash equivalents	(23,371)	(2,416)
Cash and cash equivalents at beginning of period	39,601	2,480
Cash and cash equivalents at end of period	$16,230	$64
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,811	$618
Cash paid for taxes	$47	$35

Supplemental disclosure of non-cash investing and financing activities:
In conjunction with the NetClarity acquisition in second quarter of 2014, the Company issued 99,851 shares of KEYW common stock with an approximate value of $1 million.
In conjunction with the Ponte Technology acquisition in the first quarter of 2015, the Company issued 242,250 shares of KEYW common stock with an approximate value of $2 million.

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
We prepared our interim condensed consolidated financial statements that accompany these notes in conformity with accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. Certain information and note disclosures normally included in the annual financial statements have been condensed or omitted pursuant to those instructions. This interim information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2014, contained in our Annual Report on Form 10-K and filed with the Securities and Exchange Commission on March 9, 2015. Interim results may not be indicative of our full fiscal year performance.

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
Revenue from software arrangements is allocated to each element of the arrangement based on the relative fair values of the elements, such as software licenses, upgrades, enhancements, maintenance contract types and type of service delivered, installation or training. The determination of fair value is based on objective evidence that is specific to the vendor (“VSOE”). The Company determines VSOE for each element based on historical stand-alone sales to third parties for the elements contained in the initial agreement. In determining VSOE, the Company requires that a substantial majority of the selling process fall within a fairly narrow pricing range. The Company has established VSOE of fair value for maintenance and professional services. If VSOE of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time as VSOE of fair value exists or until all elements of the arrangement are delivered, except in those circumstances in which the residual method may be used as described below.
The Company's software products are licensed on a perpetual basis. In addition, the Company provides maintenance under a separate maintenance agreement, typically for twelve months. Maintenance includes technical support and unspecified software upgrades and enhancements if and when available. Revenue from perpetual software licenses is recognized under the residual method for arrangements in which the software is sold with maintenance and/or professional services.
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

Inventories
Inventories are valued at the lower of cost or market. Our inventory consists of specialty products that we manufacture on a limited quantity basis for our customers. We manufacture at quantity levels that are projected to be sold in the six-month period following production. As of March 31, 2015 and December 31, 2014, we had inventory reserve balances of $0.5 million and $0.2 million respectively, for certain products where the market has not developed as expected.

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

Software Development Costs
Costs of internally developed software for resale are expensed until the technological feasibility of the software product has been established. In accordance with the pronouncement on software development costs of the Accounting Standards Codification (“ASC”), software development costs are capitalized and amortized over the product's estimated useful life. As of March 31, 2015 and December 31, 2014, we had capitalized $5.9 million and $5.8 million of software development costs, respectively. Capitalized software development costs are amortized using the greater of the straight-line method or as a percentage of revenue recognized from the sale of the capitalized software. During the three months ended March 31, 2015, the Company had amortization costs of $0.3 million.

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

Goodwill
Purchase price in excess of the fair value of tangible assets and identifiable intangible assets acquired and liabilities assumed in a business combination is recorded as goodwill. In accordance with FASB ASC Topic 350-20, Goodwill, the Company tests for impairment at least annually. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The Company operates as two reporting units. The fair value of each reporting unit is estimated using either qualitative analysis or a combination of income and market approaches. If the carrying amount of the unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company evaluated goodwill during the fourth quarter of fiscal year 2014 and found no impairment to the carrying value of goodwill. No events occurred during the period ended March 31, 2015, that management believes require an interim impairment test.

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

Research and Development
Internally funded research and development expenses are expensed as incurred and are included in cost of operations in the accompanying consolidated statement of operations. In accordance with FASB ASC Topic 730, Research and Development, such costs consist primarily of payroll, materials, subcontractor and an allocation of overhead costs related to product development. Research and development costs totaled $5.0 million and $3.6 million for the three months ended March 31, 2015 and 2014, respectively, and are included in the operating expenses in the condensed consolidated statement of operations.

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

For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax liability or benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax obligations or benefits and subsequent adjustments as considered appropriate by management. The Company's policy is to record interest and penalties as an increase in the liability for uncertain tax obligations or benefits and a corresponding increase to the income tax provision. No such adjustments were recorded during the three months ended March 31, 2015.

Earnings (Loss) per Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the diluted weighted average common shares, which reflects the potential dilution of stock options, warrants, and contingently issuable shares that could share in our income (loss) if the securities were exercised.
The following table presents the calculation of basic and diluted net income per share (in thousands except per share amounts):

	Three months ended
	March 31, 2015	March 31, 2014
Net loss	$(6,102)	$(3,076)
Weighted average shares – basic	37,632	37,155
Effect of dilutive potential common shares	—	—
Weighted average shares – diluted	37,632	37,155
Net loss per share – basic	$(0.16)	$(0.08)
Net loss per share – diluted	$(0.16)	$(0.08)
Outstanding options and warrants, total	7,198	7,530
Employee equity share options, restricted shares and warrants granted by the Company are treated as potential common shares outstanding in computing diluted earnings (loss) per share. Diluted shares outstanding include the dilutive effect of in-the-money

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

options and in-the-money warrants and unvested restricted stock. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible, are collectively assumed to be used to repurchase shares. As we incurred a net loss for the three months ended March 31, 2015 and 2014, none of the outstanding options or warrants were included in the diluted share calculation as they would have been anti-dilutive.
The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread of our Convertible Senior Notes due 2019 (the "Notes") on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share of common stock when the average market price of our common stock for a given period exceeds the Notes' conversion price of $14.83. For the three months ended March 31, 2015, 10.1 million shares related to the Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the conversion price of the Notes exceeded the average market price of the Company’s common shares for the three months ended March 31, 2015.

Stock Based Compensation
As discussed in Note 10, the shareholders approved the 2013 KEYW Holding Corporation Stock Incentive Plan in August 2012. The 2013 Stock Incentive Plan, which took effect on January 1, 2013, replaced the 2009 Stock Incentive Plan. The Company adopted the 2009 Stock Incentive Plan in December 2009. The Company had originally adopted a stock option plan in 2008. The Company applies the fair value method that requires all share-based payments to employees and non-employee directors, including grants of employee stock options, to be expensed over their requisite service period based on their fair value at the grant date, using a prescribed option-pricing model. We use the Black-Scholes option-pricing model to value share-based payments. Compensation expense related to share-based awards is recognized on an accelerated basis. The expense recognized is based on the straight-line amortization of each individual vesting piece of a grant. Our typical grant vests 25% at issuance and 25% per year over the next three years. We expense the initial 25% vesting at issuance, the second over twelve months, the third over twenty-four months and the fourth over thirty-six months. The calculated expense is required to be based upon awards that ultimately vest and we have accordingly reduced the expense by estimated forfeitures.

The following assumptions were used for option grants during the three months ended March 31, 2015 and 2014.

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

Segment Reporting
FASB ASC Section 280, Segment Reporting, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. The guidance also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates two segments. These segments are Government Solutions and Commercial Cyber Solutions.

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest : Simplifying the Presentation of Debt Issuance Costs (FASB ASC Subtopic 835-30). The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. This pronouncement is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the impact of this pronouncement, but it is not expected to have a material impact on our condensed consolidated financial statements.

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

Details of the acquisition completed since January 1, 2014 are outlined below:

2014 Acquisitions
During the second and third quarters of 2014, the Company acquired the assets of NetClarity, Inc. ("NetClarity") and certain assets of Architecture Technology Corporation ("ATC") in two separate transactions. The total consideration paid for these two purchases was $2.9 million in cash and 99,851 shares of KEYW stock valued at $1.1 million. Neither of these acquisitions are considered material to the financial results of KEYW.

2015 Acquisitions
During the the first quarter of 2015, the Company acquired Milestone Intelligence Group, Inc. ("Milestone") and Ponte Technologies, LLC ("Ponte Tech") in two separate transactions. The total consideration paid for these two acquisitions was $18.3 million in cash and 242,250 shares of KEYW stock valued at $1.9 million. Neither of these acquisition are considered material to financial results of KEYW.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

The total purchase price paid for the acquisitions described above have been allocated as follows (in thousands):

(The final accounting for the Milestone and Ponte Tech acquisitions are still in progress and the numbers presented below are preliminary and subject to change.)

	NetClarity /ATC	Milestone / Ponte Tech

Cash	$—	$2,214
Current assets, net of cash acquired	63	1,918
Fixed assets	24	187
Intangibles	3,928	8,100
Goodwill	—	10,366
Total Assets Acquired	4,015	22,785
Current liabilities	59	2,625
Total Liabilities Assumed	59	2,625
Net Assets Acquired	$3,956	$20,160
Net Cash Paid	$2,890	$16,088
Equity Issued	1,066	1,858
Actual Cash Paid	$2,890	$18,302

All acquisitions were accounted for using the acquisition method of accounting. Results of operations for each acquired entity were included in the consolidated financial statements from the date of each acquisition.

Pro forma income statements are not presented for three months ended March 31, 2015 and 2014 as there have been no material acquisitions during these periods.

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

At March 31, 2015, we did not have any assets or liabilities measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

4. RECEIVABLES

Receivables consist of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Receivables
Billed	$39,153	$35,294
Unbilled	18,702	21,667
Total Receivables	$57,855	$56,961

Unbilled amounts represent revenue recognized which could not be billed by the period end based on contract terms. The majority of the unbilled amounts were billed subsequent to period end. Retainages typically exist at the end of a project and/or if there is a disputed item on an invoice received by a customer. At March 31, 2015 and December 31, 2014, retained amounts are insignificant and are expected to be collected subsequent to the balance sheet date.
Most of the Company's revenues are derived from contracts with the US Government, in which we are either the prime contractor or a subcontractor, depending on the award.

5. INVENTORIES

Inventories at March 31, 2015 and December 31, 2014 consisted of work in process at various stages of production and finished goods. This inventory, which consists primarily of mobile communications devices, aeroptic cameras and radars are valued at the lower of cost (as calculated using the weighted average method) or market. The cost of the work in process consists of materials put into production, the cost of labor and an allocation of overhead costs. At March 31, 2015, and December 31, 2014, we had an inventory reserve balance of $0.5 million and $0.2 million respectively, for certain products where the market has not developed as expected.

6. PREPAID EXPENSES

Prepaid expenses at March 31, 2015 and December 31, 2014, primarily consist of prepaid insurance, deferred financing costs and software licenses.

7. PROPERTY AND EQUIPMENT

Property and equipment are as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Property and Equipment
Aircraft	$10,723	$10,490
Leasehold Improvements	16,336	15,618
Manufacturing Equipment	4,768	4,402
Software Development Costs	5,853	5,752
Office Equipment	13,917	13,219
Total	$51,597	$49,481
Accumulated Depreciation	(22,084)	(20,140)
Property and Equipment, net	$29,513	$29,341

Depreciation expense charged to operations was $1.9 million and $1.6 million for the three months ended March 31, 2015 and 2014, respectively.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

8. AMORTIZATION OF INTANGIBLE ASSETS

The following values were assigned to intangible assets (other than goodwill) for the acquisitions noted below:

		March 31, 2015 (In thousands)
Acquisition	Intangible	Gross Book Value	Accumulated Amortization	Net Book Value
Everest	Contracts	$4,690	$(4,065)	$625
FASI	Contracts	2,775	(2,717)	58
Poole	Contracts	20,914	(10,457)	10,457
Milestone	Contracts	1,000	(69)	931
Ponte Tech	Contracts	4,600	(64)	4,536
Ponte Tech	Customer Relationships	2,500	(35)	2,465
Dilijent	Intellectual Property	1,000	(778)	222
Sensage	Intellectual Property	4,567	(3,806)	761
Sensage	Customer Relationships	3,682	(1,841)	1,841
Rsignia	Intellectual Property	5,001	(3,889)	1,112
NetClarity	Intellectual Property	692	(192)	500
NetClarity	Customer Relationships	876	(146)	730
ATC	Intellectual Property	2,360	(459)	1,901
		$54,657	$(28,518)	$26,139

The Company recorded amortization expense of $3.1 million for the three months ended March 31, 2015, and 2014, respectively.

Estimated future intangible amortization expense by year as of March 31, 2015 (In thousands):
Remainder of 2015	2016	2017	2018	2019
$9,387	$8,812	$7,185	$682	$73

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

Upon conversion, the Company will settle the Notes in cash, shares of Company common stock or a combination of cash and shares of Company common stock, at the Company’s election. The Notes have an initial conversion rate of 67.41 shares of common

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

shares per $1,000 principal amount of the Notes, which is equal to an initial conversion price of approximately $14.83 per common share. The conversion price is subject to adjustments upon the occurrence of certain specified events, including the initial public offering of the Company’s subsidiary, Hexis Cyber Solutions, Inc., as set forth in the Note Indenture (the "Indenture").

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

The Company allocated the $149.5 million proceeds from the issuance of the Notes between long-term debt, the liability component, and additional paid-in-capital, the equity component, in the amounts of $122.1 million and $27.4 million, respectively. The initial value of liability component was measured using the nonconvertible debt interest rate. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the Notes. Since the Company must still settle the Notes at face value at or prior to maturity, the Company will accrete the liability component to its face value resulting in additional non-cash interest expense being recognized in the Company’s consolidated statements of operations while theNotes remain outstanding. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

As of March 31, 2015, the outstanding principal of the Notes was $149.5 million, the unamortized debt discount was $23.9 million, and the carrying amount of the liability component was $125.6 million, which was recorded as long-term debt within the Company’s condensed consolidated balance sheet. As of March 31, 2015, the fair value of the liability component relating to the Notes, based on a market approach, was approximately $126.2 million and represents a Level 2 valuation.

During the three months ended March 31, 2015, the Company recognized $2.4 million of interest expense relating to the Notes, which included $1.3 million for noncash interest expense relating to the debt discount and $0.2 million relating to amortization of deferred financing costs.

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

loans under the 2014 Revolver at any time without premium or penalty, subject to customary fees in the case of prepayment of LIBOR based loans.

2012 Credit Facility
In the fourth quarter of 2012, the Company entered into the 2012 Credit Agreement, which included a $70 million term loan, a $50 million revolver and an accordion feature allowing for an additional $35 million in borrowing. The 2012 Credit Agreement was a five year, multi-bank agreement with the Royal Bank of Canada, as administrative agent. In connection with the issuance of the 2012 Credit Facility the Company incurred $3.2 million in financing costs. These financing costs were being amortized using the effective interest rate method over a five year period, the expected life of the related debt. In July of 2014 in connection with issuing the Notes, the Company terminated, satisfied, and discharged all of its obligations under the 2012 Credit Agreement. Interest expense recorded under the credit facilities was $0.9 million during the three months ended March 31, 2014. The Company recognized $0.5 million in amortization expense relating to deferred financing costs for the three months ended March 31, 2014, which was included as part of interest expense. In July 2014 as a result of the termination of the 2012 Credit Agreement, the Company wrote off $2.0 million of unamortized deferred financing costs, which were included as part of interest expense.

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

No stock options were issued during the first three months of 2015. Historically all equity issuances have an exercise price at market value or higher based upon our publicly-traded share price on the date of grant. The Black-Scholes model requires inputs related to dividend yield, risk-free interest rate, expected volatility and forfeitures in order to price the option values.

A summary of stock option activity for the period ended March 31, 2015 is as follows:

	Number of Shares	Option Exercise Price	Weighted Average Exercise Price
Options Outstanding January 1, 2015	2,948,874
Granted	—	—	—
Exercised	(4,770)	$5.50 - $7.45	$6.79
Cancelled	(47,756)	$7.06 - $17.11	$12.72
Options Outstanding March 31, 2015	2,896,348

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

As of March 31, 2015, outstanding stock options were as follows:

Exercise Price	Options Outstanding	Intrinsic Value	Options Vested	Intrinsic Value	Weighted Average Remaining Life (Years)
$5.00 – $5.50	474,950	$1,336,438	474,950	$1,336,438	4.41
$6.90 – $7.66	281,260	225,613	281,260	225,613	6.83
$7.96 – $8.14	71,150	17,888	69,002	17,694	6.63
$9.17 – $10.98	247,513	—	229,349	—	6.14
$11.18 - $11.99	340,212	—	277,253	—	7.21
$12.28 - $12.97	428,822	—	321,753	—	7.52
$13.00 - $13.48	177,310	—	109,653	—	7.89
$14.03 - $14.88	329,111	—	320,832	—	5.95
$16.08 - $17.71	546,020	—	273,020	—	8.85
	2,896,348	$1,579,939	2,357,072	$1,579,745

2013 Stock Incentive Plan
Total equity available to issue	2,000,000
Total equity outstanding or exercised	1,447,195
Total equity remaining for future grants	552,805

Restricted Stock Awards
During the first three months of 2015, the Company has issued 18,000 shares of restricted stock to new hires. These shares cliff vest in three years. The expense for these shares will be recognized over the vesting life of shares based upon the fair value of a share of stock at the date of grant. All restricted stock awards have no exercise price.

As of March 31, 2015, outstanding unvested restricted stock awards were as follows:

Unvested Shares
Outstanding January 1, 2015	687,005
Granted	18,000
Vested	(125,050)
Cancelled	(7,150)
Outstanding March 31, 2015	572,805

All stock based compensation has been recorded as part of operating expenses. Accounting standards require forfeitures to be estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods ended March 31, 2015 and 2014, share-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. The Company recorded total stock compensation expense of $1.2 million and $1.6 million for the three months ended March 31, 2015 and 2014, respectively. The total unrecognized stock compensation expense at March 31, 2015, is approximately $8.8 million, which will be recognized over three years.

11. WARRANTS

During the first three months of 2015, no warrant holders exercised any warrants.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

As of March 31, 2015, outstanding warrants were as follows:

Exercise Price	Warrants Outstanding	Warrants Vested	Weighted Average Remaining Life (Years)
$4.00	1,749,250	1,749,250	0.39
$5.50	2,184,495	2,184,495	1.13
$9.25	210,000	210,000	1.96
$12.65	158,116	158,116	4.66
	4,301,861	4,301,861

12. SEGMENTS

The Company specifically identifies acquired goodwill and intangibles with specific segments. Fixed assets are segregated by segment with assets also being assigned to Corporate for those assets that are not specifically identified for either segment.

	As of and for the three months ended March 31, 2015 (In thousands and unaudited)
	Government Solutions	Commercial Cyber Solutions	Corporate
Goodwill	$290,883	$15,467	$—
Intangibles, net	19,294	6,845	—
Property and Equipment, net	12,860	7,148	9,505
Depreciation Expense	744	614	586
Intangible Amortization	1,791	1,279	—

	For the three months ended March 31, 2014 (In thousands and unaudited)
	Government Solutions	Commercial Cyber Solutions	Corporate
Depreciation Expense	$866	$148	$540
Intangible Amortization	2,143	982	—

	As of December 31, 2014 (In thousands)
	Government Solutions	Commercial Cyber Solutions	Corporate
Goodwill	$280,517	$15,467	$—
Intangibles, net	12,985	8,124	—
Property and Equipment, net	10,644	7,393	9,815

13. SUBSEQUENT EVENTS

In connection with the preparation of its financial statements for the three months ended March 31, 2015, the Company has evaluated events that occurred subsequent to March 31, 2015, to determine whether any of these events required recognition or disclosure in the first three months of the 2015 financial statements. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that management believes is relevant to an assessment and an understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the attached unaudited consolidated financial statements and accompanying notes as well as our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 9, 2015.

FORWARD-LOOKING STATEMENTS
The matters discussed in this Quarterly Report may constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, activity levels, performance or achievements to be materially different from any future results, activity levels, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “could”, “expect”, “estimate”, “may”, “potential”, “will”, and “would”, or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. There may be events in the future that we are not able to predict or control accurately, and numerous factors may cause events, our results of operations, financial performance, achievements, or industry performance, to differ materially from those reflected in the forward-looking statements. The factors listed in the section captioned “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 9, 2015, as well as any other cautionary language in this Quarterly Report, provide examples of such risks, uncertainties, and events.

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

KEYW’s Government solutions are focused on Intelligence Community customers including the National Security Agency (NSA), the National Reconnaissance Office (NRO), the National Geospatial Intelligence Agency (NGA), the Army Geospatial Center (AGC) and various other agencies within the Intelligence Community and Department of Defense (DoD). In addition, we provide our products and services to US federal, state and local law enforcement agencies and commercial enterprises. Our innovative solutions, understanding of intelligence and national security missions, management's long-standing and successful customer relationships and operational capabilities, and best-in-class employee base position us to continue our growth as we continue to expand into the cybersecurity market. We are highly focused on assisting our customers in achieving their mission of cyber superiority both defensively and offensively within the entire domain of cyberspace and doing so in time to observe, respond to and where possible prevent threat events, actions and agents from inflicting harm. Our solutions also encompass a broad spectrum of geospatial intelligence or GEOINT, capabilities. We believe today's complex, geographically distributed cyber threat environment is driving a convergence of cyber intelligence and geospatial intelligence.

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

CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any, are disclosed in the financial statements. On an ongoing basis, we evaluate our estimates and assumptions, including those related to long-term contracts, product returns, bad debts, inventories, fixed asset lives, income taxes, environmental matters, litigation, and other contingencies. These estimates and assumptions are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2014. We base our estimates and assumptions on historical experience and on various factors that are believed to be reasonable under the circumstances, including current and expected economic conditions, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from our estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our Annual Report on Form 10-K for year ended December 31, 2014.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2015 AND MARCH 31, 2014
The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED OVERVIEW (In thousands)	Three months ended March 31, 2015	% of Revenue	Three months ended March 31, 2014	% of Revenue
Revenue	$71,634	100.0%	$63,807	100.0%
Gross Margin	22,043	30.8%	21,492	33.7%
Operating Expenses	26,203	36.6%	22,255	34.9%
Intangible Amortization	3,070	4.3%	3,125	4.9%
Non-operating Expense, net	2,543	3.5%	857	1.3%

Revenue increased by $7.8 million, or 12.3%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The largest drivers of the increase were related to the certain government services contract enhancement add-ons, increased government product sales, the Milestone and Ponte Tech acquisitions which were completed in the first quarter of 2015 and the continued expansion of our government cyber training initiatives, which were partially offset by certain services contract rate reductions.
Gross margin increased in dollars, but decreased as a percentage of revenue for the quarter ended March 31, 2015, as compared to the quarter ended March 31, 2014. The increase in gross margin dollars was predominately due to the increase in revenue discussed above. The decrease in margin as a percentage of revenue relates to increased use of subcontractors, which generally have lower margins, certain services contract rate reductions, and incremental costs associated with our aviation services deployments.
Our cost of operations for the three months ended March 31, 2015 increased by $3.9 million compared to the same period ended March 31, 2014. This was due to increased infrastructure within the Commercial Cyber segment and acquisition related costs associated with the Milestone and Ponte Tech acquisitions.
Intangible amortization expense was $3.1 million for the three months ended March 31, 2015 and 2014. Amortization was basically flat because the decreases related to certain intangibles from prior acquisitions becoming fully amortized were partially offset by the amortization of intangible assets associated with the Milestone and Ponte Tech acquisitions.
Non-operating expense consists primarily of interest expense. The increase from 2014 is primarily due to additional interest expense because of the higher outstanding debt balance related to our 2.5% Convertible Notes.

GOVERNMENT SOLUTIONS SEGMENT RESULTS (In thousands)	Three months ended March 31, 2015	% of Revenue	Three months ended March 31, 2014	% of Revenue
Revenue	$68,849	100.0%	$61,308	100.0%
Gross Margin	20,242	29.4%	19,539	31.9%
Operating Expense	15,219	22.1%	13,712	22.4%
Intangible Amortization	1,791	2.6%	2,143	3.5%

Revenue for the three months ended March 31, 2015, increased on a year-over-year basis by $7.5 million, or 12.3%, as compared to the three months ended March 31, 2014. The largest drivers of the increase were related to certain government services contract enhancement add-ons, increased government product sales, the Milestone and Ponte Tech acquisitions which were completed in the first quarter of 2015 and the continued expansion of our government cyber training initiatives, which were partially offset by certain services contract rate reductions.
Gross margin increased in dollars and was decreased slightly as a percentage of revenue for the quarter ended March 31, 2015, as compared to the quarter ended March 31, 2014. The increase in dollars was predominately due to the increase in revenue discussed above. The decrease in margin as a percentage of revenue relates to increased use of subcontractors, which generally have lower margins, certain services contract rate reductions, and incremental costs associated with our aviation services deployments.
Operating expenses increased by $1.5 million and were basically flat as a percentage of revenue for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The increase is due primarily to acquisition related costs associated with the Milestone and Ponte Tech acquisitions.
Amortization expense decreased primarily as a result of certain intangibles from prior acquisitions becoming fully amortized, which was partially offset by the amortization of intangible assets associated with the Milestone and Ponte Tech acquisitions.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

COMMERCIAL CYBER SOLUTIONS SEGMENT RESULTS (In thousands)	Three months ended March 31, 2015	% of Revenue	Three months ended March 31, 2014	% of Revenue
Revenue	$2,785	100.0%	$2,499	100.0%
Gross Margin	1,801	64.7%	1,953	78.2%
Operating Expense	10,984	394.4%	8,543	341.9%
Intangible Amortization	1,279	45.9%	982	39.3%

Revenue for the three months ended March 31, 2015, increased on a year-over-year basis by $0.3 million, or 11%, as compared to the three months ended March 31, 2014. Revenue is derived primarily form Hawkeye AP and Hawkeye G related sales. Hawkeye AP sales accounted for 86% or $2.4 million, of total Commercial Cyber Solutions revenue, while Hawkeye G sales accounted for $0.4 million or 14%. The main drivers for the increase in total revenue were additional license sales of Hawkeye G in 2015.
Gross margin decreased in dollars and as a percentage of revenue for the three months ended March 31, 2015, as compared to the same period for 2014. The decrease in gross margin relates to increased costs for Hawkeye G product delivery.
Operating expense increased $2.4 million during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The main driver for the increase was additional investment in infrastructure related to our new software platform. We increased our sales team, built a more robust customer delivery infrastructure and continued to build out our technical team.
Intangible amortization increased as a result of the 2014 acquisitions.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents totaled approximately $16.2 million at March 31, 2015. Our working capital, defined as current assets minus current liabilities, was $71.6 million, which represents a decrease of approximately $16.3 million from December 31, 2014. The decrease in working capital is primarily due to the acquisitions of Milestone and Ponte Tech and cash used to fund our Commercial Cyber Solutions segment's operations. At March 31, 2015, we were in compliance with all of our debt covenants under our senior credit agreement.
We believe that cash from operations, cash and cash equivalents on hand, and the additional funds available under the Revolver will be sufficient to fund our operations as we continue to grow. We may also use our Revolver to fund acquisitions and to provide liquidity in the event of federal government budgetary issues, including the failure or delay by Congress and the President in approving federal budgets in the future. We may also use the Revolver as we continue to invest in our emerging commercial software product. We may also raise additional capital through future debt or equity financing.
Convertible Notes
During the third quarter of 2014, we issued $149.5 million aggregate principal amount of the Company's 2.50% Convertible Senior Notes due July 15, 2019 (the "Notes") pursuant to an underwriting agreement, dated July 16, 2014. The Notes bear interest at a rate of 2.50% per annum on the principal amount, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2015, to holders of record at the close of business on the preceding January 1 and July 1, respectively. The Notes mature on July 15, 2019, unless earlier repurchased or converted. The Company may not redeem the Notes prior to their stated maturity date.
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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

Capped Call Transactions
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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

Interest Rate Risk
At March 31, 2015, we had $149.5 million aggregate principal amount of 2.5% convertible senior notes due 2019 (the "Notes"). As the Notes are fixed rate instruments, as of March 31, 2015, our results of operations are not subject to fluctuations in interest rates.

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

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As of March 31, 2015, and the date of this filing, the Company is not party to any material on-going legal proceedings.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors previously disclosed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the the first quarter of 2015, the Company issued 242,250 shares of KEYW common stock valued at $7.67 per share in connection with its acquisition of Milestone Intelligence Group, Inc. Such shares of KEYW common stock were offered and sold pursuant to Section 4(2) of the Securities Act of 1933, as amended, which provides an exemption for transactions by an issuer not involving any public offering.

ITEM 6.    EXHIBITS

Exhibits – See Exhibit Index

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KEYW HOLDING CORPORATION

Date:	May 7, 2015	By:	/s/ Leonard E. Moodispaw
Leonard E. Moodispaw
President and Chief Executive Officer

Date:	May 7, 2015	By:	/s/ Philip L. Calamia
Philip L. Calamia
Executive Vice President and Chief Financial Officer

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Exhibit No.	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of the Company, as filed on October 6, 2010	(1)

3.2	Certificate of Correction of Articles of Amendment and Restatement	(2)

3.3	Amended and Restated Bylaws of the Company, effective as of August 13, 2014	(3)

4.1	Specimen of Common Stock Certificate	(4)

4.2	Indenture, dated July 21, 2014, between the Company and Wilmington Trust, National Association, as trustee.	(5)

4.3	First Supplemental Indenture, dated July 21, 2014, between the Company and Wilmington Trust, National Association, as trustee.	(5)

4.4	Form of 2.50% Convertible Senior Note due 2019 (incorporated by reference to Exhibit 4.2 hereto).	(5)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	x

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	x

32.1*
Certification of the Chief Executive Officer and the Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
		x

101.INS**	XBRL Instance Document	x

101.SCH**	XBRL Taxonomy Extension Schema Document	x

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	x

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	x

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	x

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

x	Filed herewith.
(1)	Filed as Exhibit 3.1 to the Registrant's Form 10-K filed March 29, 2011, File No. 001-34891.
(2)	Filed as Exhibit 3.1 to the Registrant's Form 8-K filed July 15, 2014, File No. 001-34891.
(3)	Filed as Exhibit 3.1 to the Registrant's Form 8-K reporting under Items 5.02, 5.03, 5.07, filed August 15, 2014, File No. 001-34891.
(4)	Filed as Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, as amended, File No. 333-167608.
(5)	Filed as Exhibits 4.1, 4.2, and 4.3, respectively to the Registrant’s Current Report on Form 8-K filed July 21, 2014, File No. 001-38491.
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