Form 10-Q
period 2015-06-30
KEYW HOLDING CORP
filed 2015-08-10
CIK 1487101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:          June 30, 2015
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
Yes ☐             No ☒

The number of shares outstanding of the issuer’s common stock ($0.001 par value), as of August 3, 2015 was 38,568,076.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except share and par value per share amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,554	$39,601
Receivables	58,090	56,961
Inventories, net	18,505	14,861
Prepaid expenses	2,847	3,139
Income tax receivable	3,998	3,951
Deferred tax asset, current	—	2,878
Total current assets	101,994	121,391

Property and equipment, net	30,293	29,341
Goodwill	312,725	295,984
Other intangibles, net	18,649	21,109
Other assets	4,379	5,208
TOTAL ASSETS	$468,040	$473,033
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,938	$10,266
Accrued expenses	8,734	7,009
Accrued salaries and wages	15,458	11,648
Deferred revenue	3,759	4,488
Total current liabilities	38,889	33,411
Long-term liabilities:
Convertible senior notes, net of discount	126,886	124,338
Non-current deferred tax liability	27,789	4,294
Other non-current liabilities	6,432	6,619
TOTAL LIABILITIES	199,996	168,662
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5 million shares authorized, none issued	—	—
Common stock, $0.001 par value; 100 million shares authorized, 38,478,739 and 37,601,474 shares issued and outstanding	38	38
Additional paid-in capital	324,596	319,554
Accumulated deficit	(56,590)	(15,221)
Total stockholders’ equity	268,044	304,371
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$468,040	$473,033

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Government Solutions	$75,869	$72,057	$144,717	$133,365
Commercial Cyber Solutions	2,518	2,172	5,304	4,671
Total	78,387	74,229	150,021	138,036
Costs of Revenues, excluding amortization
Government Solutions	51,615	49,861	100,222	91,630
Commercial Cyber Solutions	986	519	1,970	1,065
Total	52,601	50,380	102,192	92,695
Gross Profit
Government Solutions	24,254	22,196	44,495	41,735
Commercial Cyber Solutions	1,532	1,653	3,334	3,606
Total	25,786	23,849	47,829	45,341
Operating Expenses
Operating expenses	26,626	22,402	52,829	44,657
Intangible amortization expense	3,062	2,934	6,132	6,059
Total	29,688	25,336	58,961	50,716
Operating Loss	(3,902)	(1,487)	(11,132)	(5,375)
Non-Operating Expense, net	2,550	1,198	5,093	2,055
Loss before Income Taxes	(6,452)	(2,685)	(16,225)	(7,430)
Income Tax Expense (Benefit), net	28,815	(955)	25,144	(2,624)
Net Loss	$(35,267)	$(1,730)	$(41,369)	$(4,806)
Weighted Average Common Shares Outstanding
Basic	38,243,184	37,467,264	37,935,621	37,309,516
Diluted	38,243,184	37,467,264	37,935,621	37,309,516
Loss per Share
Basic	$(0.92)	$(0.05)	$(1.09)	$(0.13)
Diluted	$(0.92)	$(0.05)	$(1.09)	$(0.13)

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)
(In thousands except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2015	37,601,474	$38	$319,554	$(15,221)	$304,371
Net loss	—	—	—	(41,369)	(41,369)
Warrant exercise, net	239,180	—	—	—	—
Option exercise, net	19,020	—	125	—	125
Restricted stock issuances	420,115	—	2,340	—	2,340
Restricted stock forfeitures	(19,375)	—	(84)	—	(84)
Equity issued as part of an acquisition	242,250	—	1,858	—	1,858
Equity canceled related to a previous acquisition	(23,925)	—	(240)	—	(240)
Stock based compensation	—	—	1,043	—	1,043
Balance, June 30, 2015	38,478,739	$38	$324,596	$(56,590)	$268,044

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands except share amounts)

	Six months ended June 30, 2015	Six months ended June 30, 2014
	(Unaudited)	(Unaudited)
Net loss	$(41,369)	$(4,806)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock compensation	3,299	3,302
Depreciation and amortization expense	10,080	9,530
Amortization of discount on convertible debt	2,548	—
Loss on disposal of long-lived assets	1,148	—
Windfall tax benefit from option exercise	—	(1,417)
Deferred taxes	25,092	117
Changes in operating assets and liabilities:
Receivables	1,600	(9,616)
Inventories, net	(3,680)	(4,036)
Prepaid expenses	323	(666)
Income taxes, net	(47)	(1,474)
Accounts payable	672	9,409
Accrued expenses	3,838	177
Other	836	163
Net cash provided by operating activities	4,340	683
Cash flows from investing activities:
Acquisitions, net of cash acquired	(20,766)	(580)
Purchases of property and equipment	(4,746)	(4,655)
Net cash used in investing activities	(25,512)	(5,235)
Cash flows from financing activities:
Proceeds from revolver, net	—	8,000
Repayment of term note	—	(3,500)
Windfall tax benefit from option exercise	—	1,417
Proceeds from option and warrant exercises, net	125	252
Net cash provided by financing activities	125	6,169
Net (decrease) increase in cash and cash equivalents	(21,047)	1,617
Cash and cash equivalents at beginning of period	39,601	2,480
Cash and cash equivalents at end of period	$18,554	$4,097
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,920	$1,435
Cash paid for taxes	$98	$36

Supplemental disclosure of non-cash investing and financing activities:
In conjunction with the NetClarity acquisition in the second quarter of 2014, the Company issued 99,851 shares of KEYW common stock with an approximate value of $1 million.
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

Inventories
Inventories are valued at the lower of cost or market. Our inventory consists of specialty products that we manufacture on a limited quantity basis for our customers. We manufacture at quantity levels that are projected to be sold in the six-month period following production. As of June 30, 2015 and December 31, 2014, we had inventory reserve balances of $0.5 million and $0.2 million respectively, for certain products where the market has not developed as expected.

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

Software Development Costs
Costs of internally developed software for resale are expensed until the technological feasibility of the software product has been established. In accordance with the pronouncement on software development costs of the Accounting Standards Codification (“ASC”), software development costs are capitalized and amortized over the product's estimated useful life. As of June 30, 2015 and December 31, 2014, we had capitalized $6.0 million and $5.8 million of software development costs, respectively. Capitalized software development costs are amortized using the greater of the straight-line method or as a percentage of revenue recognized from the sale of the capitalized software. During the three months ended June 30, 2015 and 2014, the Company had computer software amortization costs of $0.3 million. During the six months ended June 30, 2015 and 2014, the Company had computer software amortization costs of $0.5 million and $0.3 million.

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

Goodwill
Purchase price in excess of the fair value of tangible assets and identifiable intangible assets acquired and liabilities assumed in a business combination is recorded as goodwill. In accordance with FASB ASC Topic 350-20, Goodwill, the Company tests for impairment at least annually. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The Company operates as two reporting units. The fair value of each reporting unit is estimated using either qualitative analysis or a combination of income and market approaches. If the carrying amount of the unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company evaluated goodwill during the fourth quarter of fiscal year 2014 and found no impairment to the carrying value of goodwill. No events occurred during the six months ended June 30, 2015, that management believes require an interim impairment test.

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

Research and Development
Internally funded research and development expenses are expensed as incurred and are included in cost of operations in the accompanying consolidated statement of operations. In accordance with FASB ASC Topic 730, Research and Development, such costs consist primarily of payroll, materials, subcontractor and an allocation of overhead costs related to product development. Research and development costs totaled $4.7 million and $4.8 million for the three months ended June 30, 2015 and 2014, respectively, and are included as operating expenses in the condensed consolidated statement of operations. Research and development costs totaled $9.7 million and $8.4 million for the six months ended June 30, 2015 and 2014, respectively, and are included as operating expenses in the condensed consolidated statement of operations.

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enacted date. In evaluating our ability to realize our deferred tax assets, we consider all available positive and negative evidence, including cumulative historic earnings, reversal of deferred tax liabilities, projected taxable income, and tax planning strategies. The assumptions utilized in evaluating both positive and negative evidence require the use of significant judgment concerning our business plans surrounding both our Government Solutions segment and our Commercial Solutions segment.

For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax liability or benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax obligations or benefits and subsequent adjustments as considered appropriate by management. The Company's policy is to record interest and penalties as an increase in the liability for uncertain tax obligations or benefits and a corresponding increase to the income tax provision. No such adjustments were recorded during the three or six months ended June 30, 2015.

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

The following table presents the calculation of basic and diluted net loss per share (in thousands except per share amounts):

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net loss	$(35,267)	$(1,730)	$(41,369)	$(4,806)
Weighted average shares – basic	38,243	37,467	37,936	37,310
Effect of dilutive potential common shares	—	—	—	—
Weighted average shares – diluted	38,243	37,467	37,936	37,310
Net loss per share – basic	$(0.92)	$(0.05)	$(1.09)	$(0.13)
Net loss per share – diluted	$(0.92)	$(0.05)	$(1.09)	$(0.13)
Outstanding options and warrants, total	6,777	7,444	6,777	7,444
Employee equity share options, restricted shares and warrants granted by the Company are treated as potential common shares outstanding in computing diluted earnings (loss) per share. Diluted shares outstanding include the dilutive effect of in-the-money options and in-the-money warrants and unvested restricted stock. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible, are collectively assumed to be used to repurchase shares. As we incurred a net loss for the three and six months ended June 30, 2015 and 2014, none of the outstanding options or warrants were included in the diluted share calculation as they would have been anti-dilutive.
The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread of our Convertible Senior Notes due 2019 (the "Notes") on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share of common stock when the average market price of our common stock for a given period exceeds the Notes' conversion price of $14.83. For the three and six months ended June 30, 2015, 10.1 million shares related to the Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the conversion price of the Notes exceeded the average market price of the Company’s common shares for the three and six months ended June 30, 2015.

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

The following assumptions were used for option grants during the six months ended June 30, 2014.

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, an accounting pronouncement related to revenue recognition (FASB ASC Topic 606), which amends the guidance in former ASC Topic 605, Revenue Recognition, and provides a single, comprehensive revenue recognition model for all contracts with customers. This standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The FASB also approved permitting early adoption of the standard, but not before January 1, 2017. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (FASB ASC Subtopic 835-30). The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. This pronouncement is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the impact of this pronouncement, but it is not expected to have a material impact on our condensed consolidated financial statements.

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

2015 Acquisitions
During the the first and second quarters of 2015, the Company acquired Milestone Intelligence Group, Inc. ("Milestone"), Ponte Technologies, LLC ("Ponte Tech") and certain assets of Innovative Engineering Solutions, Inc. in three separate transactions. The total consideration paid for these three acquisitions was $21.2 million in cash and 242,250 shares of KEYW stock valued at $1.9 million. These acquisitions are not considered material to financial results of KEYW.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

The total purchase price paid for the acquisitions described above have been allocated as follows (in thousands):

(The final accounting for the 2015 acquisitions are still in progress and the numbers presented below are preliminary and subject to change.)

	NetClarity /ATC	2015 Acquisitions

Cash	$—	$643
Current assets, net of cash acquired	63	1,498
Fixed assets	24	155
Intangibles	3,928	4,834
Goodwill	—	16,741
Total Assets Acquired	4,015	23,871
Total Liabilities Assumed	59	844
Net Assets Acquired	$3,956	$23,027
Net Cash Paid	$2,890	$20,526
Equity Issued	1,066	1,858
Actual Cash Paid	$2,890	$21,169

All acquisitions were accounted for using the acquisition method of accounting. Results of operations for each acquired entity were included in the consolidated financial statements from the date of each acquisition.

Pro forma income statements are not presented for the six months ended June 30, 2015 and 2014 as there have been no material acquisitions during these periods.

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

At June 30, 2015, we did not have any assets or liabilities measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

4. RECEIVABLES

Receivables consist of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
Receivables
Billed	$37,398	$35,294
Unbilled	20,692	21,667
Total Receivables	$58,090	$56,961

Unbilled amounts represent revenue recognized which could not be billed by the period end based on contract terms. The majority of the unbilled amounts were billed subsequent to period end. Retainages typically exist at the end of a project and/or if there is a disputed item on an invoice received by a customer. At June 30, 2015 and December 31, 2014, retained amounts are insignificant and are expected to be collected subsequent to the balance sheet date.
Most of the Company's revenues are derived from contracts with the US Government, in which we are either the prime contractor or a subcontractor, depending on the award.

5. INVENTORIES

Inventories at June 30, 2015 and December 31, 2014 consisted of work in process at various stages of production and finished goods. This inventory, which consists primarily of mobile communications devices, aeroptic cameras and radars are valued at the lower of cost (as calculated using the weighted average method) or market. The cost of the work in process consists of materials put into production, the cost of labor and an allocation of overhead costs. At June 30, 2015, and December 31, 2014, we had an inventory reserve balance of $0.5 million and $0.2 million respectively, for certain products where the market has not developed as expected.

6. PREPAID EXPENSES

Prepaid expenses at June 30, 2015 and December 31, 2014, primarily consist of prepaid insurance, deferred financing costs and software licenses.

7. PROPERTY AND EQUIPMENT

Property and equipment are as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Property and Equipment
Aircraft	$11,221	$10,490
Leasehold Improvements	17,509	15,618
Manufacturing Equipment	5,380	4,402
Software Development Costs	6,013	5,752
Office Equipment	14,259	13,219
Total	54,382	49,481
Accumulated Depreciation	(24,089)	(20,140)
Property and Equipment, net	$30,293	$29,341

Depreciation expense charged to operations was $2.0 million and $1.9 million for the three months ended June 30, 2015 and 2014, respectively. Depreciation expense charged to operations was $3.9 million and $3.5 million for the six months ended June 30, 2015 and 2014, respectively.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

8. AMORTIZATION OF INTANGIBLE ASSETS

The following values were assigned to intangible assets (other than goodwill) for the acquisitions noted below:

		June 30, 2015 (In thousands)
Acquisition	Intangible	Gross Book Value	Accumulated Amortization	Net Book Value
Everest	Contracts	$4,690	$(4,299)	$391
Poole	Contracts	20,914	(11,503)	9,411
Milestone	Contracts	2,170	(332)	1,838
Innovative Engineering Solutions	Contracts	1,000	(69)	931
Ponte Tech	Customer Relationships	1,664	(162)	1,502
Dilijent	Intellectual Property	1,000	(861)	139
Sensage	Intellectual Property	4,567	(4,186)	381
Sensage	Customer Relationships	3,682	(2,025)	1,657
Rsignia	Intellectual Property	5,001	(4,306)	695
ATC	Intellectual Property	2,360	(656)	1,704
		$47,048	$(28,399)	$18,649

The Company recorded amortization expense of $3.1 million and $2.9 million for the three months ended June 30, 2015 and 2014, respectively. The Company recorded amortization expense of $6.1 million for the six months ended June 30, 2015, and 2014.

Estimated future intangible amortization expense by year as of June 30, 2015 (In thousands):
Remainder of 2015	2016	2017	2018
$5,264	$7,317	$5,825	$243

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

Upon conversion, the Company will settle the Notes in cash, shares of Company common stock or a combination of cash and shares of Company common stock, at the Company’s election. The Notes have an initial conversion rate of 67.41 shares of common shares per $1,000 principal amount of the Notes, which is equal to an initial conversion price of approximately $14.83 per common share. The conversion price is subject to adjustments upon the occurrence of certain specified events, including the initial public offering of the Company’s subsidiary, Hexis Cyber Solutions, Inc., as set forth in the Note Indenture (the "Indenture").

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

As of June 30, 2015, the outstanding principal of the Notes was $149.5 million, the unamortized debt discount was $22.6 million, and the carrying amount of the liability component was $126.9 million, which was recorded as long-term debt within the Company’s condensed consolidated balance sheet. As of June 30, 2015, the fair value of the liability component relating to the Notes, based on a market approach, was approximately $128.4 million and represents a Level 2 valuation.

During the three months ended June 30, 2015, the Company recognized $2.4 million of interest expense related to the Notes, which included $1.3 million for noncash interest expense relating to the debt discount and $0.2 million relating to amortization of deferred financing costs. During the six months ended June 30, 2015, the Company recognized $4.9 million of interest expense relating to the Notes, which included $2.5 million for noncash interest expense relating to the debt discount and $0.5 million relating to amortization of deferred financing costs.

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

2014 Revolving Credit Facility
In July 2014, the Company, as guarantor and certain of the Company's subsidiaries, entered into a senior secured credit agreement, (the "2014 Credit Agreement") with certain financial institutions. The 2014 Credit Agreement provides the Company a $42.5 million revolving credit facility (the "2014 Revolver"). The 2014 Revolver includes a swing line loan commitment of up to $10 million and a letter of credit facility of up to $15 million. The Company has not drawn on the 2014 Credit Agreement.

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

2012 Credit Facility
In the fourth quarter of 2012, the Company entered into the 2012 Credit Agreement, which included a $70 million term loan, a $50 million revolver and an accordion feature allowing for an additional $35 million in borrowing. The 2012 Credit Agreement was a five year, multi-bank agreement with the Royal Bank of Canada, as administrative agent. In connection with the issuance of the 2012 Credit Facility the Company incurred $3.2 million in financing costs. These financing costs were being amortized using the effective interest rate method over a five year period, the expected life of the related debt. In July of 2014 in connection with issuing the Notes, the Company terminated, satisfied, and discharged all of its obligations under the 2012 Credit Agreement. Interest expense recorded under the credit facilities was $1.2 million and $2.1 million during the three and six months ended June 30, 2014, respectively. The Company recognized $0.2 million and $0.3 million in amortization expense relating to deferred financing costs for the three and six months ended June 30, 2014, respectively, which was included as part of interest expense. In July 2014 as a result of the termination of the 2012 Credit Agreement, the Company wrote off $2.0 million of unamortized deferred financing costs, which were included as part of interest expense.

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

No stock options were issued during the first half of 2015. Historically all equity issuances have an exercise price at market value or higher based upon our publicly-traded share price on the date of grant. The Black-Scholes model requires inputs related to dividend yield, risk-free interest rate, expected volatility and forfeitures in order to price the option values.

A summary of stock option activity for the period ended June 30, 2015 is as follows:

	Number of Shares	Option Exercise Price	Weighted Average Exercise Price
Options Outstanding January 1, 2015	2,948,874
Granted	—	—	—
Exercised	(19,020)	$5.00 - $10.00	$6.58
Cancelled	(79,543)	$5.50 - $17.11	$12.44
Options Outstanding June 30, 2015	2,850,311

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

As of June 30, 2015, outstanding stock options were as follows:

Exercise Price	Options Outstanding	Intrinsic Value	Options Vested	Intrinsic Value	Weighted Average Remaining Life (Years)
$5.00 – $5.50	466,450	$1,821,164	466,450	$1,821,164	3.54
$6.90 – $7.66	272,823	515,825	272,823	515,825	6.58
$7.96 – $8.14	71,150	95,441	71,150	95,441	6.38
$9.17 – $10.98	245,638	8,568	231,905	8,568	4.77
$11.18 - $11.99	332,337	—	288,128	—	5.37
$12.28 - $12.97	418,572	—	313,251	—	7.28
$13.00 - $13.48	171,210	—	119,571	—	7.64
$14.03 - $14.88	327,861	—	321,779	—	4.40
$16.08 - $17.71	544,270	—	310,829	—	7.48
	2,850,311	$2,440,998	2,395,886	$2,440,998

2013 Stock Incentive Plan
Total equity available to issue	2,000,000
Total equity outstanding or exercised	1,829,585
Total equity remaining for future grants	170,415

Restricted Stock Awards
During the first half of 2015, the Company issued 420,115 shares of restricted stock for employee incentive plans and new hires. The Company issued 343,365 shares of restricted common stock to existing employees under the long-term incentive plan and an additional 43,000 shares of restricted common stock to board members. The Company also issued 33,250 shares of restricted common stock to new hires. An additional 500 shares were issued to an existing employee as a discretionary award. The expense for these shares will be recognized over the vesting life of each individual tranche of shares based upon the fair value of a share of stock at the date of grant. All of the above shares cliff vest in three years. All restricted stock awards have no exercise price.

As of June 30, 2015, outstanding unvested restricted stock awards were as follows:

Unvested Shares
Outstanding January 1, 2015	687,005
Granted	420,115
Vested	(125,050)
Cancelled	(19,375)
Outstanding June 30, 2015	962,695

All stock based compensation has been recorded as part of operating expenses. Accounting standards require forfeitures to be estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods ended June 30, 2015 and 2014, share-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. The Company recorded total stock compensation expense of $2.1 million and $1.7 million for the three months ended June 30, 2015 and 2014, respectively. The Company recorded total stock compensation expense of $3.3 million and $3.3 million for the six months ended June 30, 2015 and 2014, respectively. The total unrecognized stock compensation expense at June 30, 2015, is approximately $6.2 million, which will be recognized over three years.

As a result of the June 2015 death of Len Moodispaw, our former Chairman and CEO, and in accordance with his equity grant agreements, all of his unvested equity grants immediately vested. As such the corresponding unrecognized stock compensation expense of $0.9 million, was recorded in the period ended June 30, 2015.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

11. WARRANTS

During the six months ended June 30, 2015, a warrant holder exercised 375,000 warrants by cashless exercise. Under our warrant agreements, warrants may be exercised cashlessly based on the average price of the Company's common stock for the 5 trading days prior to exercise. Under this methodology the warrants that were exercised cashlessly were exchanged for 239,180 shares of the Company's common stock.

As of June 30, 2015, outstanding warrants were as follows:

Exercise Price	Warrants Outstanding	Warrants Vested	Weighted Average Remaining Life (Years)
$4.00	1,374,250	1,374,250	0.15
$5.50	2,184,495	2,184,495	0.89
$9.25	210,000	210,000	1.71
$12.65	158,116	158,116	4.41
	3,926,861	3,926,861

12. SEGMENTS

The Company specifically identifies acquired goodwill and intangibles with specific segments. Fixed assets are segregated by segment with assets also being assigned to Corporate for those assets that are not specifically identified for either segment.

	As of and for the six months ended June 30, 2015 (In thousands and unaudited)
	Government Solutions	Commercial Cyber Solutions	Corporate
Goodwill	$297,258	$15,467	$—
Intangibles, net	14,212	4,437	—
Property and Equipment, net	14,603	6,595	9,095
Depreciation Expense	1,540	1,230	1,178
Intangible Amortization	3,607	2,525	—

	For the six months ended June 30, 2014 (In thousands and unaudited)
	Government Solutions	Commercial Cyber Solutions	Corporate
Depreciation Expense	$1,726	$644	$1,101
Intangible Amortization	4,062	1,997	—

	As of December 31, 2014 (In thousands)
	Government Solutions	Commercial Cyber Solutions	Corporate
Goodwill	$280,517	$15,467	$—
Intangibles, net	12,985	8,124	—
Property and Equipment, net	12,133	7,393	9,815

13. INCOME TAXES

The Company's quarterly provision for income taxes is measured using an estimated annual effective tax rate adjusted for discrete items that occur within the quarter. The provision for income taxes in the quarter ended June 30, 2015 and 2014, was a $28.8 million expense and a $(1.0) million benefit, respectively. For the six months ended June 30, 2015 and 2014, the provision for income taxes was a $25.1 million expense and a $(2.6) million benefit, respectively. The provision for income tax expense for the

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

three months ended June 30, 2015 includes the recording of a valuation allowance of $23.2 million as a discrete item resulting in an effective tax rate that is significantly different than the Company's statutory rate.

A full valuation allowance was established in the second quarter of 2015 due to the uncertainty of the utilization of deferred tax assets in future periods. In evaluating the Company’s ability to realize the deferred tax assets we considered all available positive and negative evidence, including cumulative historic earnings, reversal of temporary difference, projected taxable income and tax planning strategies. The Company’s negative evidence, largely related to the Company's historical net losses, currently outweighs its positive evidence therefore it is more-likely-than-not that we will not realize a significant portion of our deferred tax assets. The amount of the deferred tax asset to be realized in the future could however be adjusted if objective negative evidence is no longer present.

14. SUBSEQUENT EVENTS

In connection with the preparation of its financial statements for the six months ended June 30, 2015, the Company has evaluated events that occurred subsequent to June 30, 2015, to determine whether any of these events required recognition or disclosure in the first six months of the 2015 financial statements. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that management believes is relevant to an assessment and an understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and accompanying notes as well as our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 9, 2015.

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

CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our condensed consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any, are disclosed in the financial statements. On an ongoing basis, we evaluate our estimates and assumptions, including those related to long-term contracts, product returns, bad debts, inventories, fixed asset lives, income taxes, environmental matters, litigation, and other contingencies. These estimates and assumptions are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2014. We base our estimates and assumptions on historical experience and on various factors that are believed to be reasonable under the circumstances, including current and expected economic conditions, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from our estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our Annual Report on Form 10-K for year ended December 31, 2014.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2015 AND JUNE 30, 2014
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED OVERVIEW (In thousands)	Three months ended June 30, 2015	% of Revenue	Three months ended June 30, 2014	% of Revenue
Revenue	$78,387	100.0%	$74,229	100.0%
Gross Margin	25,786	32.9%	23,849	32.1%
Operating Expenses	26,626	34.0%	22,402	30.2%
Intangible Amortization	3,062	3.9%	2,934	4.0%
Non-operating Expense, net	2,550	3.3%	1,198	1.6%
Income Tax Expense (Benefit), net	28,815	36.8%	(955)	(1.3)%

Revenue increased by $4.2 million, or 5.6%, for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. The largest drivers of the increase were related to increased government product sales, the 2015 acquisitions and the continued expansion of our government cyber training initiatives, which were partially offset by reductions to certain services contracts.
Gross margin increased by $1.9 million, and increased slightly as a percentage of revenue for the quarter ended June 30, 2015, as compared to the quarter ended June 30, 2014. The increase in gross margin dollars was predominately due to the increase in revenue discussed above. The slight increase in margin as a percentage of revenue relates to increased government product sales, which generally have higher margins partially offset by certain services contract rate reductions.
Our cost of operations for the three months ended June 30, 2015 increased by $4.2 million compared to the same period ended June 30, 2014. The increase is due primarily to the impact of the 2015 acquisitions, additional investment in infrastructure related to our new software platform, the loss on disposal of certain long-lived assets and increased stock-based compensation related to the accelerated vesting of equity grants held by Len Moodispaw (our former Chairman and CEO) due to his passing.
Intangible amortization expense was $3.1 million for the three months ended June 30, 2015 and 2014. Amortization was basically flat because the decreases related to certain intangibles from prior acquisitions becoming fully amortized were offset by the amortization of intangible assets associated with our 2015 acquisitions and the full period amortization of intangible assets related to our 2014 acquisitions.
Non-operating expense consists primarily of interest expense. The increase from 2014 is primarily due to additional interest expense because of the higher outstanding debt balance related to our 2.5% Convertible Notes.

The effective tax rate was (446.6%) and 35.6% for the three months ended June 30, 2015 and 2014, respectively. The provision for income tax expense for the quarter ended June 30, 2015 includes the recording of a valuation allowance of $23.2 million as a discrete item. The valuation allowance was established due to the uncertainty of the utilization of deferred tax assets in future periods. In evaluating the Company’s ability to realize the deferred tax assets we considered all available positive and negative evidence. The Company’s negative evidence currently outweighs its positive evidence therefore it is more-likely-than-not that we will not realize a significant portion of our deferred tax assets. The amount of the deferred tax asset to be realized in the future could however be adjusted if objective negative evidence is no longer present.

GOVERNMENT SOLUTIONS SEGMENT RESULTS (In thousands)	Three months ended June 30, 2015	% of Revenue	Three months ended June 30, 2014	% of Revenue
Revenue	$75,869	100.0%	$72,057	100.0%
Gross Margin	24,254	32.0%	22,196	30.8%
Operating Expense	15,416	20.3%	13,103	18.2%
Intangible Amortization	1,816	2.4%	1,919	2.7%

Revenue for the three months ended June 30, 2015, increased on a year-over-year basis by $3.8 million, or 5.3%, as compared to the three months ended June 30, 2014. The largest drivers of the increase were related to increased government product sales, the 2015 acquisitions and the continued expansion of our government cyber training initiatives, which were partially offset by reductions to certain services contracts.
Gross margin increased by $2.0 million and increased as a percentage of revenue for the quarter ended June 30, 2015, as compared to the quarter ended June 30, 2014. The increase in dollars was predominately due to the increase in revenue discussed above. The increase in margin as a percentage of revenue relates to increased government product sales, which generally have higher margins partially offset by certain services contract rate reductions.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Operating expenses increased by $2.3 million and were basically flat as a percentage of revenue for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. The increase is due primarily to the impact of the 2015 acquisitions and increased stock-based compensation related to the accelerated vesting of Mr. Moodispaw's equity grants due to his passing.
Intangible amortization expense decreased slightly primarily as a result of certain intangibles from prior acquisitions becoming fully amortized, which was partially offset by the amortization of intangible assets associated with our 2015 acquisitions.

COMMERCIAL CYBER SOLUTIONS SEGMENT RESULTS (In thousands)	Three months ended June 30, 2015	% of Revenue	Three months ended June 30, 2014	% of Revenue
Revenue	$2,518	100.0%	$2,172	100.0%
Gross Margin	1,532	60.8%	1,653	76.1%
Operating Expense	11,210	445.2%	9,299	428.1%
Intangible Amortization	1,246	49.5%	1,015	46.7%

Revenue for the three months ended June 30, 2015, increased on a year-over-year basis by $0.3 million, or 16%, as compared to the three months ended June 30, 2014. Revenue is derived primarily form Hawkeye AP and Hawkeye G related sales. Hawkeye AP sales accounted for 89% or $2.2 million, of total Commercial Cyber Solutions revenue and Hawkeye G sales accounted for $0.3 million or 10%. The main drivers for the increase in total revenue were additional license sales of Hawkeye AP in 2015.
Gross margin decreased $0.1 million and as a percentage of revenue for the three months ended June 30, 2015, as compared to the same period for 2014. The decrease in gross margin relates to increased costs for Hawkeye G product delivery including materials and personnel.
Operating expense increased $1.9 million during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. The increase is due primarily to the loss on disposal of certain long-lived assets and additional investment in infrastructure related to our new software platform.
Intangible amortization increased as a result of the 2014 acquisitions.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2015 AND JUNE 30, 2014
The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

CONSOLIDATED OVERVIEW (In thousands)	Six months ended June 30, 2015	% of Revenue	Six months ended June 30, 2014	% of Revenue
Revenue	$150,021	100.0%	$138,036	100.0%
Gross Margin	47,829	31.9%	45,341	32.8%
Operating Expenses	52,829	35.2%	44,657	32.4%
Intangible Amortization	6,132	4.1%	6,059	4.4%
Non-operating Expense, net	5,093	3.4%	2,055	1.5%
Income Tax Expense (Benefit), net	25,144	16.8%	(2,624)	(1.9)%

Revenue increased by $12.0 million, or 8.7%, for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. The largest drivers of the increase were related to increased government product sales, the 2015 acquisitions and the continued expansion of our government cyber training initiatives, which were partially offset by reductions to certain services contracts.
Gross margin increased $2.5 million and decreased slightly as a percentage of revenue for the six months ended June 30, 2015, as compared to the same period ended June 30, 2014. The increase in gross margin dollars was predominately due to the increase in revenue discussed above. The decrease in margin as a percentage of revenue relates to certain services contract rate reductions, increased costs for Hawkeye G product delivery and incremental costs associated with our aviation services deployments partially offset by increased government product sales, which generally have higher margins.
Our cost of operations for the six months ended June 30, 2015, increased by $8.2 million and increased as a percentage of revenue as compared to the six months ended June 30, 2014. This was due to increased infrastructure within the Commercial Cyber segment, acquisition related costs associated with the 2015 acquisitions, the loss on disposal of certain long-lived assets and increased stock-

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

based compensation related to the accelerated vesting of equity grants held by Len Moodispaw (our former Chairman and CEO) due to his passing.
Intangible amortization expense was $6.1 million for the six months ended June 30, 2015 and 2014. Amortization was basically flat because the decreases related to certain intangibles from prior acquisitions becoming fully amortized were offset by the amortization of intangible assets associated with our 2015 acquisitions and the full period amortization of intangible assets related to our 2014 acquisitions .
Non-operating expense consists primarily of interest expense. The $3.0 million increase from the six months ended June 30, 2014 as compared to the six months ended June 30, 2015, is primarily due to additional interest expense because of the higher outstanding debt balance related to our 2.5% Convertible Notes.

The effective tax rate was (155.0%) and 35.3% for the six months ended June 30, 2015 and 2014, respectively. The provision for income tax expense for the six months ended June 30, 2015 includes the recording of a valuation allowance of $23.2 million as a discrete item. The valuation allowance was established due to the uncertainty of the utilization of deferred tax assets in future periods. In evaluating the Company’s ability to realize the deferred tax assets we considered all available positive and negative evidence. The Company’s negative evidence currently outweighs its positive evidence therefore it is more-likely-than-not that we will not realize a significant portion of our deferred tax assets. The amount of the deferred tax asset to be realized in the future could however be adjusted if objective negative evidence is no longer present.

GOVERNMENT SOLUTIONS SEGMENT RESULTS (In thousands)	Six months ended June 30, 2015	% of Revenue	Six months ended June 30, 2014	% of Revenue
Revenue	$144,717	100.0%	$133,365	100.0%
Gross Margin	44,495	30.7%	41,735	31.3%
Operating Expense	30,634	21.2%	26,815	20.1%
Intangible Amortization	3,607	2.5%	4,062	3.0%

Revenue for the six months ended June 30, 2015, increased on a year-over-year basis by $11.4 million, or 8.5%, as compared to the six months ended June 30, 2014. The largest drivers of the increase were related to certain government services contract enhancement add-ons, increased government product sales, the 2015 acquisitions and the continued expansion of our government cyber training initiatives, which were partially offset by certain services contract rate reductions.
Gross margin increased by $2.8 million and decreased slightly as a percentage of revenue for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. The increase in dollars was predominately due to the increase in revenue discussed above.
Operating expense increased $3.8 million for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. This was due to acquisition related costs associated with the 2015 acquisitions and increased stock-based compensation related to the accelerated vesting of Mr. Moodispaw's equity grants due to his passing.
Intangible amortization expense decreased primarily as a result of certain intangibles from prior acquisitions becoming fully amortized, which was partially offset by the amortization of intangible assets associated with our 2015 acquisitions.

COMMERCIAL CYBER SOLUTIONS SEGMENT RESULTS (In thousands)	Six months ended June 30, 2015	% of Revenue	Six months ended June 30, 2014	% of Revenue
Revenue	$5,304	100.0%	$4,671	100.0%
Gross Margin	3,334	62.9%	3,606	77.2%
Operating Expense	22,195	418.5%	17,842	382.0%
Intangible Amortization	2,525	47.6%	1,997	42.8%

Revenue for the six months ended June 30, 2015, increased by $0.6 million, or 13%, as compared to the six months ended June 30, 2014. Revenue is derived primarily form Hawkeye AP and Hawkeye G related sales. Hawkeye AP sales accounted for 88% or $4.7 million, of total Commercial Cyber Solutions revenue and Hawkeye G sales accounted for $0.6 million or 10%. The main drivers for the increase in total revenue were additional license sales of Hawkeye G and Hawkeye AP in 2015.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Gross margin decreased in dollars and as a percentage of revenue for the six months ended June 30, 2015, as compared to the same period for 2014. The decrease in gross margin relates to increased costs for Hawkeye G product delivery including materials and personnel.
Operating expense increased $4.4 million during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. The main drivers for the increase was the loss on disposal of certain long-lived assets and additional investment in infrastructure related to our new software platform. We increased our sales team, built a more robust customer delivery infrastructure and continued to build out our technical team.
Intangible amortization increased as a result of the 2014 acquisitions.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents totaled approximately $18.6 million at June 30, 2015. Our working capital, defined as current assets minus current liabilities, was $63.1 million, which represents a decrease of approximately $24.9 million from December 31, 2014. The decrease in working capital is primarily due to the acquisitions of Milestone, Ponte Tech and Innovative Engineering Solutions and cash used to fund our Commercial Cyber Solutions segment's operations. At June 30, 2015, we were in compliance with all of our debt covenants under our senior credit agreement.
We believe that cash from operations, cash and cash equivalents on hand, and the additional funds available under the Revolver will be sufficient to fund our operations as we continue to grow. We may also use our 2014 Revolver (defined below) to fund acquisitions and to provide liquidity in the event of federal government budgetary issues, including the failure or delay by Congress and the President in approving federal budgets in the future. We may also use the 2014 Revolver as we continue to invest in our emerging commercial software product. We may also raise additional capital through future debt or equity financing.
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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

Interest Rate Risk
At June 30, 2015, we had $149.5 million aggregate principal amount of 2.5% convertible senior notes due 2019 (the "Notes"). As the Notes are fixed rate instruments, as of June 30, 2015, our results of operations are not subject to fluctuations in interest rates.

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

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As of June 30, 2015, and the date of this filing, the Company is not party to any material on-going legal proceedings.

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

THE KEYW HOLDING CORPORATION

Date:	August 10, 2015	By:	/s/ Mark A. Willard
Mark A. Willard
Interim President and Chief Executive Officer

Date:	August 10, 2015	By:	/s/ Philip L. Calamia
Philip L. Calamia
Executive Vice President and Chief Financial Officer

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Exhibit No.	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of the Company, as filed on October 6, 2010	(1)

3.2	Certificate of Correction of Articles of Amendment and Restatement	(2)

3.3	Amended and Restated Bylaws of the Company, effective as of August 13, 2014	(3)

4.1	Specimen of Common Stock Certificate	(4)

4.2	Indenture, dated July 21, 2014, between the Company and Wilmington Trust, National Association, as trustee.	(5)

4.3	First Supplemental Indenture, dated July 21, 2014, between the Company and Wilmington Trust, National Association, as trustee.	(5)

4.4	Form of 2.50% Convertible Senior Note due 2019 (incorporated by reference to Exhibit 4.2 hereto).	(5)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	x

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	x

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