Form 10-Q
period 2015-09-30
KEYW HOLDING CORP
filed 2015-11-09
CIK 1487101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:          September 30, 2015
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
Yes ☐             No ☒

The number of shares outstanding of the issuer’s common stock ($0.001 par value), as of November 2, 2015 was 39,934,665.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except share and par value per share amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,971	$39,601
Receivables	53,520	56,961
Inventories, net	18,872	14,861
Prepaid expenses	2,994	3,139
Income tax receivable	3,984	3,951
Deferred tax asset, current	—	2,878
Total current assets	104,341	121,391

Property and equipment, net	35,915	29,341
Goodwill	312,725	295,984
Other intangibles, net	15,704	21,109
Other assets	4,074	5,208
TOTAL ASSETS	$472,759	$473,033
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,531	$10,266
Accrued expenses	8,752	7,009
Accrued salaries and wages	15,602	11,648
Deferred revenue	2,597	4,488
Total current liabilities	39,482	33,411
Long-term liabilities:
Convertible senior notes, net of discount	128,180	124,338
Non-current deferred tax liability	27,752	7,885
Other non-current liabilities	11,717	6,619
TOTAL LIABILITIES	207,131	172,253
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5 million shares authorized, none issued	—	—
Common stock, $0.001 par value; 100 million shares authorized, 39,784,165 and 37,601,474 shares issued and outstanding	40	38
Additional paid-in capital	326,591	315,963
Accumulated deficit	(61,003)	(15,221)
Total stockholders’ equity	265,628	300,780
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$472,759	$473,033

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Government Solutions	$78,100	$75,932	$222,818	$209,297
Commercial Cyber Solutions	2,998	3,037	8,301	7,708
Total	81,098	78,969	231,119	217,005
Costs of Revenues, excluding amortization
Government Solutions	54,252	51,889	154,474	143,519
Commercial Cyber Solutions	1,189	586	3,159	1,651
Total	55,441	52,475	157,633	145,170
Gross Profit
Government Solutions	23,848	24,043	68,344	65,778
Commercial Cyber Solutions	1,809	2,451	5,142	6,057
Total	25,657	26,494	73,486	71,835
Operating Expenses
Operating expenses	28,258	25,167	81,087	69,825
Intangible amortization expense	2,944	3,029	9,076	9,088
Total	31,202	28,196	90,163	78,913
Operating Loss	(5,545)	(1,702)	(16,677)	(7,078)
Non-Operating Expense, net	2,562	4,241	7,655	6,296
Loss before Income Taxes	(8,107)	(5,943)	(24,332)	(13,374)
Income Tax (Benefit) Expense, net	(103)	(2,921)	21,450	(5,546)
Net Loss	$(8,004)	$(3,022)	$(45,782)	$(7,828)
Weighted Average Common Shares Outstanding
Basic	39,144,935	37,571,677	38,339,646	37,394,789
Diluted	39,144,935	37,571,677	38,339,646	37,394,789
Loss per Share
Basic	$(0.20)	$(0.08)	$(1.19)	$(0.21)
Diluted	$(0.20)	$(0.08)	$(1.19)	$(0.21)

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)
(In thousands except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2015	37,601,474	$38	$315,963	$(15,221)	$300,780
Net loss	—	—	—	(45,782)	(45,782)
Warrant exercise, net	1,502,456	2	4,548	—	4,550
Option exercise, net	21,770	—	73	—	73
Restricted stock issuances	467,265	—	3,202	—	3,202
Restricted stock forfeitures	(27,125)	—	(127)	—	(127)
Equity issued as part of an acquisition	242,250	—	1,858	—	1,858
Equity canceled related to a previous acquisition	(23,925)	—	(240)	—	(240)
Stock based compensation	—	—	1,314	—	1,314
Balance, September 30, 2015	39,784,165	$40	$326,591	$(61,003)	$265,628

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands except share amounts)

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
	(Unaudited)	(Unaudited)
Net loss	$(45,782)	$(7,828)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock compensation	4,389	5,052
Depreciation and amortization expense	15,184	14,370
Amortization of discount on convertible debt	3,842	967
Loss on disposal of long-lived assets	1,186	—
Write-off of deferred financing costs	—	1,976
Windfall tax benefit from option exercise	—	(382)
Deferred taxes	21,464	(258)
Changes in operating assets and liabilities:
Receivables	6,171	3,257
Inventories, net	(4,048)	(4,863)
Prepaid expenses	176	(67)
Income taxes, net	(33)	(4,251)
Accounts payable	2,265	2,943
Accrued expenses	8,125	2,393
Other	1,140	406
Net cash provided by operating activities	14,079	13,715
Cash flows from investing activities:
Acquisitions, net of cash acquired	(20,766)	(2,940)
Purchases of property and equipment	(12,152)	(5,329)
Capitalized software development costs	(414)	(1,170)
Net cash used in investing activities	(33,332)	(9,439)
Cash flows from financing activities:
Proceeds from issuance of convertible debt	—	149,500
Purchase of convertible note hedges	—	(18,403)
Issuance cost of convertible senior notes and revolving credit facility	—	(6,446)
Proceeds from revolver, net	—	(22,000)
Repayment of term note	—	(63,000)
Windfall tax benefit from option exercise	—	382
Proceeds from option and warrant exercises, net	4,623	385
Net cash provided by financing activities	4,623	40,418
Net (decrease) increase in cash and cash equivalents	(14,630)	44,694
Cash and cash equivalents at beginning of period	39,601	2,480
Cash and cash equivalents at end of period	$24,971	$47,174
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,850	$1,676
Cash paid for taxes	$97	$71

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
During the third quarter of 2015, the Company added approximately $6 million of leasehold improvements related to a new facility that were paid for by the landlord. This amount was included in other non-current liabilities as deferred rent.

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

Inventories
Inventories are valued at the lower of cost or market. Our inventory consists of specialty products that we manufacture on a limited quantity basis for our customers. As of September 30, 2015 and December 31, 2014, we had inventory reserve balances of $0.8 million and $0.2 million respectively, for certain products where the market has not developed as expected.

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Lease Incentives
As part of entering into certain building leases, the lessors have provided the Company with tenant improvement allowances. Typically, such allowances represent reimbursements to the Company for tenant improvements made to the leased space. These improvements are capitalized as property and equipment, and the allowances are classified as a deferred lease incentive liability. This incentive is considered a reduction of rental expense by the lessee over the term of the lease and is recognized on a straight-line basis over the same term.

Software Development Costs
Costs of internally developed software for resale are expensed until the technological feasibility of the software product has been established. In accordance with the pronouncement on software development costs of the Accounting Standards Codification (“ASC”), software development costs are capitalized and amortized over the product's estimated useful life. As of September 30, 2015 and December 31, 2014, we had capitalized $6.2 million and $5.8 million of software development costs, respectively. Capitalized software development costs are amortized using the greater of the straight-line method or as a percentage of revenue recognized from the sale of the capitalized software. During the three months ended September 30, 2015 and 2014, the Company had computer software amortization costs of $0.3 million. During the nine months ended September 30, 2015 and 2014, the Company had computer software amortization costs of $0.8 million and $0.5 million.

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

Goodwill
Purchase price in excess of the fair value of tangible assets and identifiable intangible assets acquired and liabilities assumed in a business combination is recorded as goodwill. In accordance with FASB ASC Topic 350-20, Goodwill, the Company tests for impairment at least annually. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The Company operates as two reporting units. The fair value of each reporting unit is estimated using either qualitative analysis or a combination of income and market approaches. If the carrying amount of the unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company evaluated goodwill during the fourth quarter of fiscal year 2014 and found no impairment to the carrying value of goodwill. No events occurred during the nine months ended September 30, 2015, that management believes require an interim impairment test.

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

Research and Development
Internally funded research and development expenses are expensed as incurred and are included in cost of operations in the accompanying consolidated statement of operations. In accordance with FASB ASC Topic 730, Research and Development, such costs consist primarily of payroll, materials, subcontractor and an allocation of overhead costs related to product development. Research and development costs totaled $4.5 million and $5.3 million for the three months ended September 30, 2015 and 2014, respectively, and are included as operating expenses in the condensed consolidated statement of operations. Research and development costs totaled $14.1 million and $13.7 million for the nine months ended September 30, 2015 and 2014, respectively, and are included as operating expenses in the condensed consolidated statement of operations.

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

For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax liability or benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax obligations or benefits and subsequent adjustments as considered appropriate by management. The Company's policy is to record interest and penalties as an increase in the liability for uncertain tax obligations or benefits and a corresponding increase to the income tax provision. No such adjustments were recorded during the three or nine months ended September 30, 2015.

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

The following table presents the calculation of basic and diluted net loss per share (in thousands except per share amounts):

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net loss	$(8,004)	$(3,022)	$(45,782)	$(7,828)
Weighted average shares – basic	39,145	37,572	38,340	37,395
Effect of dilutive potential common shares	—	—	—	—
Weighted average shares – diluted	39,145	37,572	38,340	37,395
Net loss per share – basic	$(0.20)	$(0.08)	$(1.19)	$(0.21)
Net loss per share – diluted	$(0.20)	$(0.08)	$(1.19)	$(0.21)
Outstanding options and warrants, total	5,358	7,391	5,358	7,391
Employee equity share options, restricted shares and warrants granted by the Company are treated as potential common shares outstanding in computing diluted earnings (loss) per share. Diluted shares outstanding include the dilutive effect of in-the-money options and in-the-money warrants and unvested restricted stock. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible, are collectively assumed to be used to repurchase shares. As we incurred a net loss for the three and nine months ended September 30, 2015 and 2014, none of the outstanding options or warrants were included in the diluted share calculation as they would have been anti-dilutive.
The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread of our Convertible Senior Notes due 2019 (the "Notes") on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share of common stock when the average market price of our common stock for a given period exceeds the Notes' conversion price of $14.83. For the three and nine months ended September 30, 2015, 10.1 million shares related to the Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the conversion price of the Notes exceeded the average market price of the Company’s common shares for the three and nine months ended September 30, 2015.

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

The following assumptions were used for options granted.

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

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (FASB ASC Subtopic 835-30). The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. This pronouncement is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. In August 2015 the FASB issued an amendment, which addresses the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments (FASB ASC Topic 805). The update eliminates the current requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The guidance is effective for annual periods beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.

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

Details of the acquisition completed since January 1, 2014 are outlined below:

2014 Acquisitions
During the second and third quarters of 2014, the Company acquired the assets of NetClarity, Inc. ("NetClarity") and certain assets of Architecture Technology Corporation ("ATC") in two separate transactions. The total consideration paid for these two purchases was $2.9 million in cash and 99,851 shares of KEYW stock valued at $1.1 million. Neither of these acquisitions are considered

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

material to the financial results of KEYW.

2015 Acquisitions
During the first and second quarters of 2015, the Company acquired Milestone Intelligence Group, Inc. ("Milestone"), Ponte Technologies, LLC ("Ponte Tech") and certain assets of Innovative Engineering Solutions, Inc. in three separate transactions. The total consideration paid for these three acquisitions was $21.2 million in cash and 242,250 shares of KEYW stock valued at $1.9 million. These acquisitions are not considered material to the financial results of KEYW.

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

Pro forma income statements are not presented for the nine months ended September 30, 2015 and 2014 as there have been no material acquisitions during these periods.

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

At September 30, 2015, we did not have any assets or liabilities measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

4. RECEIVABLES

Receivables consist of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
Receivables
Billed	$32,787	$35,294
Unbilled	20,733	21,667
Total Receivables	$53,520	$56,961

Unbilled amounts represent revenue recognized which could not be billed by the period end based on contract terms. The majority of the unbilled amounts were billed subsequent to period end. Retainages typically exist at the end of a project and/or if there is a disputed item on an invoice received by a customer. At September 30, 2015 and December 31, 2014, retained amounts are insignificant and are expected to be collected subsequent to the balance sheet date.
Most of the Company's revenues are derived from contracts with the US Government, in which we are either the prime contractor or a subcontractor, depending on the award.

5. INVENTORIES

Inventories at September 30, 2015 and December 31, 2014 consisted of work in process at various stages of production and finished goods. This inventory, which consists primarily of mobile communications devices, aeroptic cameras and radars are valued at the lower of cost (as calculated using the weighted average method) or market. The cost of the work in process consists of materials put into production, the cost of labor and an allocation of overhead costs. At September 30, 2015, and December 31, 2014, we had an inventory reserve balance of $0.8 million and $0.2 million respectively, for certain products where the market has not developed as expected.

6. PREPAID EXPENSES

Prepaid expenses at September 30, 2015 and December 31, 2014, primarily consist of prepaid insurance, deferred financing costs and software licenses.

7. PROPERTY AND EQUIPMENT

Property and equipment are as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Property and Equipment
Aircraft	$11,296	$10,490
Leasehold Improvements	22,466	15,618
Manufacturing Equipment	5,991	4,402
Software Development Costs	6,164	5,752
Office Equipment	15,824	13,219
Total	61,741	49,481
Accumulated Depreciation	(25,826)	(20,140)
Property and Equipment, net	$35,915	$29,341

Depreciation expense charged to operations was $2.2 million and $1.8 million for the three months ended September 30, 2015 and 2014, respectively. Depreciation expense charged to operations was $6.1 million and $5.3 million for the nine months ended September 30, 2015 and 2014, respectively.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

8. AMORTIZATION OF INTANGIBLE ASSETS

The following values were assigned to intangible assets (other than goodwill) for the acquisitions noted below:

		September 30, 2015 (In thousands)
Acquisition	Intangible	Gross Book Value	Accumulated Amortization	Net Book Value
Everest	Contracts	$4,690	$(4,534)	$156
Poole	Contracts	20,914	(12,550)	8,364
Milestone	Contracts	2,170	(512)	1,658
Innovative Engineering Solutions	Contracts	1,000	(153)	847
Ponte Tech	Customer Relationships	1,664	(300)	1,364
Dilijent	Intellectual Property	1,000	(944)	56
Sensage	Customer Relationships	3,682	(2,209)	1,473
Rsignia	Intellectual Property	5,001	(4,723)	278
ATC	Intellectual Property	2,360	(852)	1,508
		$42,481	$(26,777)	$15,704

The Company recorded amortization expense of $2.9 million and $3.0 million for the three months ended September 30, 2015 and 2014, respectively. The Company recorded amortization expense of $9.1 million for the nine months ended September 30, 2015, and 2014.

Estimated future intangible amortization expense by year as of September 30, 2015 (In thousands):
Remainder of 2015	2016	2017	2018
$2,319	$7,317	$5,825	$243

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

As of September 30, 2015, the outstanding principal of the Notes was $149.5 million, the unamortized debt discount was $21.3 million, and the carrying amount of the liability component was $128.2 million, which was recorded as long-term debt within the Company’s condensed consolidated balance sheet. As of September 30, 2015, the fair value of the liability component relating to the Notes, based on a market approach, was approximately $128.7 million and represents a Level 2 valuation.

During the three months ended September 30, 2015, the Company recognized $2.5 million of interest expense related to the Notes, which included $1.3 million for noncash interest expense relating to the debt discount and $0.2 million relating to amortization of deferred financing costs. During the nine months ended September 30, 2015, the Company recognized $7.4 million of interest expense relating to the Notes, which included $3.8 million for noncash interest expense relating to the debt discount and $0.7 million relating to amortization of deferred financing costs. During the three and nine months ended September 30, 2014, the Company recognized $1.9 million of interest expense related to the Notes, which included $1.0 million for noncash interest expense relating to the debt discount and $0.2 million relating to amortization of deferred financing costs.

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

or otherwise satisfied on terms permitted under the 2014 Credit Agreement. The Company may voluntarily repay outstanding loans under the 2014 Revolver at any time without premium or penalty, subject to customary fees in the case of prepayment of LIBOR based loans.

In November 2015, the Company amended the 2014 Credit Agreement by adjusting the minimum cash interest coverage ratio covenant effective for the quarter ended September 30,  2015, and increasing the applicable interest rates with respect to the Credit Agreement’s consolidated senior secured leverage ratio pricing tiers. Solely with respect to the period beginning on the date of the amendment through March 31, 2016,  the amendment decreases the amount available under the revolver to $20.0 million. At September 30, 2015, we were in compliance with all of our debt covenants under the 2014 Credit Agreement.

2012 Credit Facility
In the fourth quarter of 2012, the Company entered into the 2012 Credit Agreement, which included a $70 million term loan, a $50 million revolver and an accordion feature allowing for an additional $35 million in borrowing. The 2012 Credit Agreement was a five year, multi-bank agreement with the Royal Bank of Canada, as administrative agent. In connection with the issuance of the 2012 Credit Facility the Company incurred $3.2 million in financing costs. These financing costs were being amortized using the effective interest rate method over a five year period, the expected life of the related debt. In July of 2014 in connection with issuing the Notes, the Company terminated, satisfied, and discharged all of its obligations under the 2012 Credit Agreement. Interest expense recorded under the credit facilities was $2.4 million and $4.5 million during the three and nine months ended September 30, 2014, respectively. The Company recognized $0.2 million and $0.5 million in amortization expense relating to deferred financing costs for the three and nine months ended September 30, 2014, respectively, which was included as part of interest expense. In July 2014 as a result of the termination of the 2012 Credit Agreement, the Company wrote off $2.0 million of unamortized deferred financing costs, which were included as part of interest expense.

10. STOCK - BASED COMPENSATION

On August 15, 2012, the shareholders approved the 2013 KEYW Holding Corporation Stock Incentive Plan. The 2013 plan, which took effect on January 1, 2013, replaced the 2009 plan and provides for the issuance of additional restricted stock, stock options, and restricted stock units. Pursuant to an amendment approved by the Company’s shareholders on August 12, 2015, the number of shares available for issuance under the 2013 Plan was increased by 700,000 shares to a maximum of 2,700,000 shares.

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

No stock options were issued during the nine months ended September 30, 2015. Historically all equity issuances have an exercise price at market value or higher based upon our publicly-traded share price on the date of grant. The Black-Scholes model requires inputs related to dividend yield, risk-free interest rate, expected volatility and forfeitures in order to price the option values.

A summary of stock option activity for the period ended September 30, 2015 is as follows:

	Number of Shares	Option Exercise Price	Weighted Average Exercise Price
Options Outstanding January 1, 2015	2,948,874
Granted	—	—	—
Exercised	(21,770)	$5.00 - $10.00	$6.51
Cancelled	(121,492)	$5.50 - $17.11	$12.37
Options Outstanding September 30, 2015	2,805,612

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

As of September 30, 2015, outstanding stock options were as follows:

Exercise Price	Options Outstanding	Intrinsic Value	Options Vested	Intrinsic Value	Weighted Average Remaining Life (Years)
$5.00 – $5.50	463,450	$340,568	463,450	$340,568	3.28
$6.90 – $7.66	272,073	—	272,073	—	6.33
$7.96 – $8.14	70,250	—	70,250	—	6.12
$9.17 – $10.98	242,138	—	242,138	—	4.03
$11.18 - $11.99	325,062	—	283,613	—	5.12
$12.28 - $12.97	398,572	—	305,560	—	7.03
$13.00 - $13.48	164,936	—	117,532	—	7.39
$14.03 - $14.88	324,861	—	318,779	—	4.14
$16.08 - $17.71	544,270	—	310,829	—	7.22
	2,805,612	$340,568	2,384,224	$340,568

2013 Stock Incentive Plan
Total equity available to issue	2,700,000
Total equity outstanding or exercised	1,866,485
Total equity remaining for future grants	833,515

Restricted Stock Awards
During the first nine months of 2015, the Company issued 467,265 shares of restricted stock for employee incentive plans and new hires. The Company issued 344,415 shares of restricted common stock to existing employees under the long-term incentive plan and an additional 48,000 shares of restricted common stock to board members. The Company also issued 47,000 shares of restricted common stock to new employees. An additional 27,850 shares were issued to existing employees as discretionary awards. The expense for these shares will be recognized over the vesting life of each individual tranche of shares based upon the fair value of a share of stock at the date of grant. All of the above shares cliff vest in three years. All restricted stock awards have no exercise price.

As of September 30, 2015, outstanding unvested restricted stock awards were as follows:

Unvested Shares
Outstanding January 1, 2015	687,005
Granted	467,265
Vested	(246,487)
Cancelled	(27,125)
Outstanding September 30, 2015	880,658

All stock based compensation has been recorded as part of operating expenses. Accounting standards require forfeitures to be estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods ended September 30, 2015 and 2014, share-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. The Company recorded total stock compensation expense of $1.1 million and $1.8 million for the three months ended September 30, 2015 and 2014, respectively. The Company recorded total stock compensation expense of $4.4 million and $5.1 million for the nine months ended September 30, 2015 and 2014, respectively. The total unrecognized stock compensation expense at September 30, 2015, is approximately $6.7 million, which will be recognized over three years.

As a result of the June 2015 death of Len Moodispaw, our former Chairman and CEO, and in accordance with his equity grant agreements, all of his unvested equity grants immediately vested. As such the corresponding unrecognized stock compensation expense of $0.9 million, was recorded during the second quarter of 2015.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

11. WARRANTS

During the nine months ended September 30, 2015, warrant holders exercised 1,746,250 warrants, with 1,137,500 exercised for cash and 608,750 exercised cashlessly. The 1,137,500 warrants exercised for cash were exercised at $4.00 per shares. The total cash received from these exercises was $4,550,000. Under our warrant agreements, warrants may also be exercised cashlessly based on the average price of the Company's common stock for the 5 days prior to exercise. Under this methodology the warrants that were exercised cashlessly were exchanged for 364,956 shares of the Company's common stock.

As of September 30, 2015, outstanding warrants were as follows:

Exercise Price	Warrants Outstanding	Warrants Vested	Weighted Average Remaining Life (Years)
$5.50	2,184,495	2,184,495	0.64
$9.25	210,000	210,000	1.46
$12.65	158,116	158,116	4.16
	2,552,611	2,552,611

12. SEGMENTS

The Company specifically identifies acquired goodwill and intangibles with specific segments. Fixed assets are segregated by segment with assets also being assigned to Corporate for those assets that are not specifically identified for either segment.

	As of and for the nine months ended September 30, 2015 (In thousands and unaudited)
	Government Solutions	Commercial Cyber Solutions	Corporate
Goodwill	$297,258	$15,467	$—
Intangibles, net	12,446	3,258	—
Property and Equipment, net	20,829	6,261	8,825
Depreciation Expense	2,494	1,843	1,771
Intangible Amortization	5,373	3,703	—

	For the nine months ended September 30, 2014 (In thousands and unaudited)
	Government Solutions	Commercial Cyber Solutions	Corporate
Depreciation Expense	$2,335	$1,275	$1,672
Intangible Amortization	5,943	3,145	—

	As of December 31, 2014 (In thousands)
	Government Solutions	Commercial Cyber Solutions	Corporate
Goodwill	$280,517	$15,467	$—
Intangibles, net	12,985	8,124	—
Property and Equipment, net	12,133	7,393	9,815

13. INCOME TAXES

The Company's quarterly provision for income taxes is measured using an estimated annual effective tax rate adjusted for discrete items that occur within the quarter. The provision for income taxes in the quarters ended September 30, 2015 and 2014, was a $(0.1) million benefit and a $(2.9) million benefit, respectively. For the nine months ended September 30, 2015 and 2014, the provision for income taxes was a $21.5 million expense and a $(5.5) million benefit, respectively.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

During the quarter ended September 30, 2015, the Company identified and corrected an error related to recording a deferred tax liability and the related impact on additional paid in capital in connection with its 2.5% Convertible Senior Notes issued in the third quarter of 2014.

At September 30, 2015 and December 31, 2014, the Company increased deferred tax liabilities and reduced additional paid in capital by $3.6 million, respectively. This deferred tax liability will be amortized over the life of the debt, and for the three and six months ended June 30, 2015, the Company would have amortized $0.2 million and $0.4 million, respectively. As a result of not recording the additional deferred tax liability, the Company overstated its income tax expense when it recorded a valuation allowance for the three and six months ended June 30, 2015, by $3.6 million. The Company expects to record a valuation allowance for the foreseeable future based upon management concluding it is more likely than not it will not realize its deferred tax assets.

The Company evaluated this error and determined that the impact was not material to its financial position, results of operations or cash flows of previously issued financial statements. The financial information for all affected prior periods presented have retrospectively been revised to reflect this correction.

The provision for income tax expense for the nine months ended September 30, 2015 included a discrete item to establish the valuation allowance of $19.6 million. The discrete item creates an effective tax rate for the nine months ended September 30, 2015, that is significantly different than the Company's statutory rate.

A full valuation allowance was established during the second quarter 2015 due to the uncertainty of the utilization of deferred tax assets in future periods. In evaluating the Company’s ability to realize the deferred tax assets we considered all available positive and negative evidence, including cumulative historic earnings, reversal of temporary difference, projected taxable income and tax planning strategies. The Company’s negative evidence, largely related to the Company's historical net losses, currently outweighs its positive evidence, therefore it is more-likely-than-not that we will not realize a significant portion of our deferred tax assets. The amount of the deferred tax asset to be realized in the future could however be adjusted if objective negative evidence is no longer present.

14. SUBSEQUENT EVENTS

In connection with the preparation of its financial statements for the nine months ended September 30, 2015, the Company has evaluated events that occurred subsequent to September 30, 2015, to determine whether any of these events required recognition or disclosure in the first nine months of the 2015 financial statements. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED OVERVIEW (In thousands)	Three months ended September 30, 2015	% of Revenue	Three months ended September 30, 2014	% of Revenue
Revenue	$81,098	100.0%	$78,969	100.0%
Gross Margin	25,657	31.6%	26,494	33.5%
Operating Expenses	28,258	34.8%	25,167	31.9%
Intangible Amortization	2,944	3.6%	3,029	3.8%
Non-operating Expense, net	2,562	3.2%	4,241	5.4%
Income Tax Benefit, net	(103)	(0.1)%	(2,921)	(3.7)%

Revenue increased by $2.1 million, or 2.7%, for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. The largest drivers of the increase were related to increased government product sales and the 2015 acquisitions, which were partially offset by lower revenue on certain services contracts.
Gross margin decreased by $0.9 million, and decreased as a percentage of revenue for the quarter ended September 30, 2015, as compared to the quarter ended September 30, 2014. The decrease in gross margin dollars and as a percentage of revenue relates to certain services contract rate reductions, lower sales of higher margin government products on a year-over-year basis and increased costs for Hawkeye G product sales and delivery, including materials and personnel.
Our cost of operations for the three months ended September 30, 2015 increased by $3.1 million compared to the same period ended September 30, 2014. The increase is due primarily to the impact of the 2015 acquisitions and the new Milestone facility, which we moved into during the third quarter of 2015.
Intangible amortization expense was $2.9 million for the three months ended September 30, 2015 and 2014. Amortization was basically flat because the decreases related to certain intangibles from prior acquisitions becoming fully amortized were offset by the amortization of intangible assets associated with our 2015 acquisitions and the full period amortization of intangible assets related to our 2014 acquisitions.
Non-operating expense consists primarily of interest expense. The decrease is primarily due to the write off of $3.5 million of deferred financing costs during the third quarter of 2014 related to the termination of 2012 Credit Agreement.

The effective tax rate was 1.3% and 49.2% for the three months ended September 30, 2015 and 2014, respectively. The provision for income tax for the quarter ended September 30, 2015 includes a valuation allowance due to the uncertainty of the utilization of deferred tax assets in future periods.

GOVERNMENT SOLUTIONS SEGMENT RESULTS (In thousands)	Three months ended September 30, 2015	% of Revenue	Three months ended September 30, 2014	% of Revenue
Revenue	$78,100	100.0%	$75,932	100.0%
Gross Margin	23,848	30.5%	24,043	31.7%
Operating Expense	17,962	23.0%	14,879	19.6%
Intangible Amortization	1,766	2.3%	1,881	2.5%

Revenue for the three months ended September 30, 2015, increased on a year-over-year basis by $2.2 million, or 2.9%, as compared to the three months ended September 30, 2014. The largest drivers of the increase were related to increased government product sales and the 2015 acquisitions, which were partially offset by lower revenue on certain services contracts.
Gross margin decreased slightly in dollars and as a percentage of revenue for the quarter ended September 30, 2015, as compared to the quarter ended September 30, 2014. The slight decrease in margin in dollars and as a percentage of revenue relates to certain services contract rate reductions and lower sales of higher margin products on a year-over-year basis.
Operating expenses increased by $3.1 million and increased as a percentage of revenue for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. The increase is due primarily to the impact of the 2015 acquisitions and the new Milestone facility, which we moved into during the third quarter of 2015.
Intangible amortization expense decreased slightly primarily as a result of certain intangibles from prior acquisitions becoming fully amortized, which was partially offset by the amortization of intangible assets associated with our 2015 acquisitions.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

COMMERCIAL CYBER SOLUTIONS SEGMENT RESULTS (In thousands)	Three months ended September 30, 2015	% of Revenue	Three months ended September 30, 2014	% of Revenue
Revenue	$2,998	100.0%	$3,037	100.0%
Gross Margin	1,809	60.3%	2,451	80.7%
Operating Expense	10,296	343.4%	10,288	338.8%
Intangible Amortization	1,178	39.3%	1,148	37.8%

Revenue for the three months ended September 30, 2015, was basically flat, as compared to the three months ended September 30, 2014. Revenue is derived primarily from Hawkeye AP and Hawkeye G related sales. Hawkeye AP sales accounted for 69% or $2.1 million of total Commercial Cyber Solutions revenue and Hawkeye G sales accounted for $0.9 million or 31%.
Gross margin decreased $0.6 million and as a percentage of revenue for the three months ended September 30, 2015, as compared to the same period for 2014. The decrease in gross margin relates to increased costs for Hawkeye G product sales and delivery including materials and personnel.
Operating expense was basically flat for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.
Intangible amortization increased slightly as a result of the 2014 acquisitions, which were mostly offset by the amortization certain intangibles from prior acquisitions becoming fully amortized.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014
The following discussion and analysis should be read in conjunction with the unaudited financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

CONSOLIDATED OVERVIEW (In thousands)	Nine months ended September 30, 2015	% of Revenue	Nine months ended September 30, 2014	% of Revenue
Revenue	$231,119	100.0%	$217,005	100.0%
Gross Margin	73,486	31.8%	71,835	33.1%
Operating Expenses	81,087	35.1%	69,825	32.2%
Intangible Amortization	9,076	3.9%	9,088	4.2%
Non-operating Expense, net	7,655	3.3%	6,296	2.9%
Income Tax Expense (Benefit), net	21,450	9.3%	(5,546)	(2.6)%

Revenue increased by $14.1 million, or 6.5%, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The largest drivers of the increase were related to increased government product sales, the 2015 acquisitions and the continued expansion of our government cyber training initiatives, which were partially offset by lower revenue on certain services contracts.
Gross margin increased $1.7 million and decreased as a percentage of revenue for the nine months ended September 30, 2015, as compared to the same period ended September 30, 2014. The increase in gross margin dollars was predominately due to the increase in revenue discussed above. The decrease in margin as a percentage of revenue relates to certain services contract rate reductions, increased costs for Hawkeye G product delivery and incremental costs associated with our aviation services deployments.
Our cost of operations for the nine months ended September 30, 2015, increased by $11.3 million and increased as a percentage of revenue as compared to the nine months ended September 30, 2014. This was due to increased infrastructure within the Commercial Cyber segment, acquisition related costs associated with the 2015 acquisitions, the loss on disposal of certain long-lived assets and increased stock-based compensation related to the accelerated vesting of equity grants held by Len Moodispaw (our former Chairman and CEO) due to his passing.
Intangible amortization expense was basically flat for the nine months ended September 30, 2015 and 2014. Amortization was basically flat because the decreases related to certain intangibles from prior acquisitions becoming fully amortized were offset by the amortization of intangible assets associated with our 2015 acquisitions and the full period amortization of intangible assets related to our 2014 acquisitions.
Non-operating expense consists primarily of interest expense. The $1.4 million increase from the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2015, was primarily due to additional interest expense because of

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

the higher outstanding debt balances during 2015 related to our 2.5% Convertible Notes, which was partially offset by the write off of $3.5 million of deferred financing costs during the third quarter of 2014 related to the termination of 2012 Credit Agreement.

The effective tax rate was (88.2%) and 41.5% for the nine months ended September 30, 2015 and 2014, respectively. The provision for income tax for the nine months ended September 30, 2015 includes the recording of a net valuation allowance of $19.6 million as a discrete item. The valuation allowance was established due to the uncertainty of the utilization of deferred tax assets in future periods. In evaluating the Company’s ability to realize the deferred tax assets we considered all available positive and negative evidence. The Company’s negative evidence currently outweighs its positive evidence therefore it is more-likely-than-not that we will not realize a significant portion of our deferred tax assets. The amount of the deferred tax asset to be realized in the future could however be adjusted if objective negative evidence is no longer present.

GOVERNMENT SOLUTIONS SEGMENT RESULTS (In thousands)	Nine months ended September 30, 2015	% of Revenue	Nine months ended September 30, 2014	% of Revenue
Revenue	$222,818	100.0%	$209,297	100.0%
Gross Margin	68,344	30.7%	65,778	31.4%
Operating Expense	48,597	21.8%	41,694	19.9%
Intangible Amortization	5,373	2.4%	5,943	2.8%

Revenue for the nine months ended September 30, 2015, increased on a year-over-year basis by $13.5 million, or 6.5%, as compared to the nine months ended September 30, 2014. The largest drivers of the increase were related to increased government product sales, the 2015 acquisitions and the continued expansion of our government cyber training initiatives, which were partially offset by lower revenue on certain services contracts.
Gross margin increased by $2.6 million and decreased slightly as a percentage of revenue for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The increase in dollars was predominately due to the increase in revenue discussed above.
Operating expense increased $6.9 million for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. This was primarily due to acquisition related costs associated with the 2015 acquisitions, increased stock-based compensation related to the accelerated vesting of Mr. Moodispaw's equity grants due to his passing and the new Milestone facility, which we moved into during the third quarter of 2015.
Intangible amortization expense decreased primarily as a result of certain intangibles from prior acquisitions becoming fully amortized, which was partially offset by the amortization of intangible assets associated with our 2015 acquisitions.

COMMERCIAL CYBER SOLUTIONS SEGMENT RESULTS (In thousands)	Nine months ended September 30, 2015	% of Revenue	Nine months ended September 30, 2014	% of Revenue
Revenue	$8,301	100.0%	$7,708	100.0%
Gross Margin	5,142	61.9%	6,057	78.6%
Operating Expense	32,490	391.4%	28,131	365.0%
Intangible Amortization	3,703	44.6%	3,145	40.8%

Revenue for the nine months ended September 30, 2015, increased by $0.6 million, or 7.7%, as compared to the nine months ended September 30, 2014. Revenue is derived primarily form Hawkeye AP and Hawkeye G related sales. Hawkeye AP sales accounted for 81.5% or $6.8 million, of total Commercial Cyber Solutions revenue and Hawkeye G sales accounted for $1.5 million or 17.7%. The main drivers for the increase in total revenue were additional license sales of Hawkeye G and Hawkeye AP in 2015.
Gross margin decreased in dollars and as a percentage of revenue for the nine months ended September 30, 2015, as compared to the same period for 2014. The decrease in gross margin relates to increased costs for Hawkeye G product delivery including materials and personnel.
Operating expense increased $4.4 million during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The main drivers for the increase was the loss on disposal of certain long-lived assets and additional investment in infrastructure related to our new software platform. We increased our sales team, built a more robust customer delivery infrastructure and continued to build out our technical team.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Intangible amortization increased as a result of the 2014 acquisitions.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents totaled approximately $25.0 million at September 30, 2015. Our working capital, defined as current assets minus current liabilities, was $64.9 million, which represents a decrease of approximately $23.1 million from December 31, 2014. The decrease in working capital is primarily due to the acquisitions of Milestone, Ponte Tech and Innovative Engineering Solutions and cash used to fund our Commercial Cyber Solutions segment's operations. At September 30, 2015, we were in compliance with all of our debt covenants under our senior credit agreement.
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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

In November 2015, the Company amended the 2014 Credit Agreement by adjusting the cash interest coverage ratio effective for the quarter ended September 30, 2015, to a minimum of 1.60 to 1.00, increasing the applicable interest rates with respect to the Credit Agreement’s consolidated senior secured leverage ratio pricing tiers. Solely with respect to the period beginning on the date of the amendment through March 31, 2016,  the amendment decreases the amount available under the revolver to $20.0 million.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding our exposure to interest rates and foreign exchange rate risks.

Interest Rate Risk
At September 30, 2015, we had $149.5 million aggregate principal amount of 2.5% convertible senior notes due 2019 (the "Notes"). As the Notes are fixed rate instruments, as of September 30, 2015, our results of operations are not subject to fluctuations in interest rates.

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

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As of September 30, 2015, and the date of this filing, the Company is not party to any material on-going legal proceedings.

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

THE KEYW HOLDING CORPORATION

Date:	November 9, 2015	By:	/s/ William J. Weber
William J. Weber
President and Chief Executive Officer

Date:	November 9, 2015	By:	/s/ Philip L. Calamia
Philip L. Calamia
Executive Vice President and Chief Financial Officer

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Exhibit No.	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of the Company, as filed on October 6, 2010	(1)

3.2	Certificate of Correction of Articles of Amendment and Restatement	(2)

3.3	Amended and Restated Bylaws of the Company, effective as of August 13, 2014	(3)

4.1	Specimen of Common Stock Certificate	(4)

4.2	Indenture, dated July 21, 2014, between the Company and Wilmington Trust, National Association, as trustee.	(5)

4.3	First Supplemental Indenture, dated July 21, 2014, between the Company and Wilmington Trust, National Association, as trustee.	(5)

4.4	Form of 2.50% Convertible Senior Note due 2019 (incorporated by reference to Exhibit 4.2 hereto).	(5)

10.1	The KEYW Holding Corporation Amended and Restated 2013 Stock Incentive Plan	(6)

10.2	Employment Agreement, effective as of August 25, 2015, by and between The KEYW Corporation and William J. Weber	(7)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	x

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	x

32.1*
Certification of the Chief Executive Officer and the Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
		x

101.INS**	XBRL Instance Document	x

101.SCH**	XBRL Taxonomy Extension Schema Document	x

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	x

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	x

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	x

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

x	Filed herewith.
(1)	Filed as Exhibit 3.1 to the Registrant's Form 10-K filed March 29, 2011, File No. 001-34891.
(2)	Filed as Exhibit 3.1 to the Registrant's Form 8-K filed July 15, 2014, File No. 001-34891.
(3)	Filed as Exhibit 3.1 to the Registrant's Form 8-K reporting under Items 5.02, 5.03, 5.07, filed August 15, 2014, File No. 001-34891.
(4)	Filed as Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, as amended, File No. 333-167608.
(5)	Filed as Exhibits 4.1, 4.2, and 4.3, respectively to the Registrant’s Current Report on Form 8-K filed July 21, 2014, File No. 001-38491.
(6)	Filed as Annex A to the Registrant’s definitive proxy statement with respect to its 2015 Annual Meeting of Stockholders, filed May 7, 2015.
(7)	Filed as Exhibit 10.1 to the Registrant’s Form 8-K filed August 31, 2015.
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