Form 10-K
period 2015-12-31
KEYW HOLDING CORP
filed 2016-03-15
CIK 1487101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2015 was approximately $341.0 million.
As of March 7, 2016 there were 39,853,217 shares of the registrant’s Common Stock, $0.001 par value per share outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference information from certain portions of the registrant’s definitive proxy statement for the 2016 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.
A list of the Exhibits and Financial Statement Schedules in this Report on Form 10-K begins on page 53.

FORM 10-K
The KEYW Holding Corporation

i

PART I
INTRODUCTORY STATEMENT
The information contained in this report pertains to the registrant, The KEYW Holding Corporation (KEYW). References in this annual report to “KEYW,” the “Company,” “we,” “our” and “us” refer to The KEYW Holding Corporation and its subsidiaries.

You are cordially invited to attend the Annual Meeting of Stockholders of KEYW to be held at KEYW’s Corporate Headquarters, 7740 Milestone Parkway, Hanover, MD  21076, on Wednesday, May 18, 2016 at 10:00 a.m. Eastern Time.  We invite you to arrive at 9:30 a.m. to visit with KEYW management.  A continental breakfast will be served.
FORWARD-LOOKING STATEMENTS
The matters discussed in this Annual Report may constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, activity levels, performance or achievements to be materially different from any future results, activity levels, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “could”, “expect”, “estimate”, “may”, "plan", “potential”, “will”, and “would”, or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. There may be events in the future that we are not able to predict or control accurately, and numerous factors may cause events, our results of operations, financial performance, achievements, or industry performance, to differ materially from those reflected in the forward-looking statements. The factors listed in the section captioned “Risk Factors,” contained in this Annual Report, as well as any cautionary language in this Annual Report, provide examples of such risks, uncertainties, and events.
You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. Subsequent events and developments may cause our views to change. While we may elect to update the forward-looking statements at some point in the future, we specifically disclaim any obligation to do so.

Item 1.	BUSINESS
GENERAL OVERVIEW

KEYW is a highly specialized provider of mission-critical cybersecurity, cyber superiority and geospatial intelligence solutions to US Government defense, intelligence and national security agencies and commercial enterprises. Our core capabilities include solutions, services and products to support the Intelligence Process (collection, processing, analysis and dissemination of intelligence information) in the domains of cyberspace and geospace, and the protection of networks and related infrastructure. Our solutions are designed to respond to meet the critical needs for agile intelligence in the cyber age and to assist the US Government in national security priorities.

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
•providing end to end capabilities that enable our customers to man, train, and equip cyber warriors;
•designing, architecting and developing secure information technology infrastructure on premise and in the cloud;
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

As of December 31, 2015, KEYW had 1,173 employees. For the year ended December 31, 2015, we derived 94% of our revenue from US Government customers acting as both prime contractor and subcontractor on US Government contracts. The majority of our contracts provide for a total contract period of five years, with an initial contract period of one year and the balance in one-year option periods. Historically, contract options are rarely not exercised.

For 2015, 2014 and 2013 our revenue reflected that of KEYW and our acquisitions, from the date of acquisition, of $312 million, $291 million and $299 million, respectively, based on accounting principles generally accepted in the United States of America ("US GAAP"). Our 2015 revenue is derived from over 200 contracts (a combination of prime contracts and subcontracts), the ten largest of which accounted for approximately 51% of our 2015 actual revenue, with no individual contract accounting for greater than 15% of our 2015 revenue. For the year ended December 31, 2015, we derived approximately 2% of our revenue from international customers.

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
Following our IPO, we acquired Sycamore.US, Inc., or Sycamore, in November 2010 and Everest Technology Solutions, Inc., or Everest, in December 2010. Both companies added depth of capabilities and experience with our largest customers, as well as expanded our breadth of contracts and experience with other members of the Intelligence Community (“IC”). Sycamore offered a broad range of cyber solutions and support including aerospace software engineering, cybersecurity, independent verification and validation, systems engineering, and risk management. Everest offered a broad range of cyber superiority solutions and support including geospatial intelligence systems, cybersecurity, cloud computing and mission support.
In 2011, we acquired JKA Technologies, Inc., or JKA, Forbes Analytic Software, Inc., or FASI, and Flight Landata, Inc. or FLD. JKA offered a broad range of mission critical cyber superiority solutions and support including network engineering, information assurance, and systems and software engineering. FASI offered a broad range of mission critical cyber superiority solutions and support including high-end software development, systems and software engineering and integration, and full lifecycle software support, from research and development to operations and maintenance. FLD was a highly regarded provider of agile airborne Intelligence Surveillance and Reconnaissance (ISR) solutions and Micro Terrain Intelligence to the US Defense Department and the warfighter with significant operations in overseas theaters.
In September 2012, we completed a secondary public offering of 8,510,000 shares of our common stock, including the overallotment, at a price of $11.75 per share. These offering proceeds were used to pay off the existing debt and help finance several 2012 acquisitions. Subsequent to the secondary offering, we acquired Poole and Associates, Inc., or Poole, Sensage, Inc., or Sensage, Rsignia, Inc., or Rsignia, and the assets of Dilijent Solutions, LLC, or Dilijent. Poole provides systems engineering, software development, program management, and technical support to the intelligence community in addition to having several prime contracts. Sensage provided incident event management software as well as commercial software experience. The Rsignia and Dilijent acquisitions provided additional product related revenue streams within the intelligence customer base.
In January 2013, we acquired IDEAL Technology Corporation or IDEAL. The IDEAL acquisition provided additional product related revenue streams within the intelligence customer base.
In July 2013, we began operations of Hexis Cyber Solutions, Inc. or Hexis, a subsidiary of The KEYW Holding Corporation, which provides advanced cybersecurity solutions for commercial companies, government agencies, and the Intelligence Community (IC). Hexis's mission is to ensure that business IT infrastructure is equipped with tools and the capability to detect, engage, and remove both external and internal cyber threats with its Hawkeye family of products. These products offer active, multi-disciplined approaches to achieve a higher standard of cybersecurity that is based on our experience supporting our nation’s cyber security and cyber warfare missions.

In 2015, we acquired Milestone Intelligence Group, Inc., or Milestone, Ponte Technologies, LLC, or PonteTec, and certain assets of Innovative Engineering Solutions, Inc. or IESI. Milestone is a systems engineering and software development firm offering a broad range of services including cybersecurity, software engineering and development, system engineering, test and evaluation engineering, acquisition support, process management, and project and program management. PonteTec is a services-based company focused on developing operational IT security solutions, crafting IT security strategies, and deploying advanced cybersecurity capabilities. IESI is an information technology consulting firm systems engineering, software development, security engineering, knowledge management, and project/program management.

In February 2016, following a strategic review of our business, we announced we had entered into a definitive agreement to sell our systems engineering and technical assistance (SETA) business. The transaction is expected to close in the first quarter of 2016.

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

The market opportunity for cyber superiority/cybersecurity has continued to evolve since Defense Secretary Gates directed the establishment of US Cyber Command, a military command focused on cybersecurity, based at Fort Meade, MD, which also houses the National Security Agency. The Cyber Command supports three overlapping categories of cyber operations, protection of defense computer networks, coordination of all defense computer operations and provision of full-spectrum support for all military and counterterrorism missions.

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

A key element of the strategy of the Director of National Intelligence (DNI), and an important element that helps define this market opportunity, is the need for agility. Agility was identified by the DNI as one of the characteristics essential to the Intelligence Community's effectiveness. The DNI defined an agile organization as “an enterprise with an adaptive, diverse, continually learning, and mission-driven intelligence workforce that embraces innovation and takes initiative.” In addition, the National Intelligence Strategy identified enhancing cyber intelligence as one of six mission objectives that must be accomplished by the Intelligence Community.

For national security reasons, there is limited detailed information published on intelligence spending or the amount of intelligence spending dedicated for cyber warfare. In February 2016, the DNI disclosed that the National Intelligence Program Budget request for FY 2017 was $53.5 billion and the Military Intelligence Budget request for FY 2017 was $16.8 billion, for a combined Intelligence Budget of $70.3 billion. According to a recent study by Market Research Ltd, US Federal Cybersecurity spending is expected to grow from $18 billion in 2017 to $22 billion by 2022, with this market growing steadily at an estimated annual growth rate of 4.4% over the next six years. Driving this growth is the continued sharp increase in cyber threats and increased reliance on the internet, networked systems, and connectivity, which creates opportunities for cyber attackers to disrupt US Government operations, as well as US critical infrastructure and commercial entities.

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

Cybersecurity Spending
According to a September 2015 market research report by Gartner, global cybersecurity spending in 2015 is expected to be $75.4 billion (an increase of 5% versus 2014) and is expected to grow at a compound annual growth rate of 7.4% through 2019.

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

Our Government Solutions work includes developing strategic and system architectures for solutions finding, developing, and integrating hardware and software components to build these solutions, and testing these solutions to confirm that they meet our customers' requirements. As a result, our engineers are involved in writing software programs in a wide variety of programming languages, developing specialized hardware components, and integrating a variety of custom-developed as well as commercial-off-the-shelf components into solution platforms that support one or more elements of the Intelligence Process and in some cases, our solutions are capable of supporting the end-to-end Intelligence Process. Our services work includes the following activities and capabilities:

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

•
Systems Design, Development and Integration. We provide project management, systems design, network and systems integration, data analysis and integration, security engineering, software development, hardware development and engineering, database design and development, and independent test and evaluation services to our clients. We analyze system concepts and assess data and information needs, define requirements, develop operational prototypes, and integrate complex mission-critical systems and solutions that comply with our customers' enterprise architectures and needs. Based on customer requirements, we may design custom-built systems, integrate and implement commercial-off-the-shelf solutions, or combine both approaches using agile development methodologies and other industry best practices.

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

Our hardware products are typically low-volume products, typically ordered in volumes of less than 500 units, that meet specific customer needs to create intelligence insight and advantage by capturing information that help identify, locate, and monitor activity that is of interest to our intelligence agency customers. Our products are in active use in hostile environments, and we modify them based on customer feedback to make them more effective. Our hardware products are sold at fixed prices (volume discounts are available for significant orders), along with a one year warranty.

We own and operate eight Beechcraft King Air 100s and one Metroliner turboprop aircraft for the collection of high resolution EO imagery and LIDAR data in austere environments. With these aircraft, we provide a turn-key solution for high-resolution EO and LIDAR that includes collection, processing, and synthesis of actionable intelligence and georeferenced imagery that keeps pace with an agile threat environment. We believe the value demonstrated by our high-resolution EO and LIDAR platforms in current operational theaters saves lives and should lead to more widespread deployment of them to other military areas of interest around the globe. Furthermore, we expect to continue improving and increasing the capabilities of these platforms by developing new sensor technologies and better processing capabilities, creating a truly agile “multi-INT” intelligence, surveillance, and reconnaissance platform.

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

Commercial Cyber Solutions

The majority of Commercial Cyber Solutions revenue has been generated through our HawkEye AP analytics software packages and related maintenance and services. Since 2013 we have added additional revenue streams including our Hawkeye G product. The Hawkeye G product's mission is aimed at ensuring that business IT infrastructure is equipped with tools and capability to detect, engage, and remove both external and internal cyber threats. The Hawkeye G product offers active, multi-disciplined approaches to achieve a higher standard of cybersecurity that is based on our expertise supporting our nation’s cybersecurity and cyber warfare missions to ensure that enterprises of any size and in any industry can operate at maximum potential.

Management has decided that our Commercial Cyber Solutions segment will not continue to operate under the same dynamic that it has in 2015 and prior years. While our HawkEye products, being sold through our Hexis subsidiary, consistently demonstrates impressive capabilities in its product suites, and have gained some commercial traction in the marketplace, the progress to date has not been sufficient for us to continue to operate Hexis in the current way we have operated it in the past. We have been exploring strategic alternatives for our Hexis business. Those alternatives include an investment in or outright sale of our Commercial Cyber Solutions business in one or more transactions to unrelated buyers. We have engaged in discussions with several candidates interested in purchasing one or both of our HawkEye products, as part of a sale of this segment.

If we are unable to, or believe the combination of valuation and potential deal structure is not in our best interests, we will retain all or part of our Commercial Cyber Security business. We will reduce the level of funding from its KEYW parent to a range of $5 million to $7 million in 2016, requiring that the business run on that investment and its own free cash flow. During January of 2016 we have reduced our costs by approximately $10 million annually through a reduction in personnel and other costs.

We determined our activity with respect to our Commercial Cyber Security business to be a triggering event, as that term is defined in GAAP, and determined that, at December 31, 2015, the fair value of our Commercial Cyber Segment was less than its historic carrying costs and recorded an impairment of approximately $8 million.

US Federal Government Contracts

We derive substantially all of our revenue from US Government customers. In fiscal years 2015, 2014, and 2013, we generated approximately 94%, 91%, and 93%, respectively, of our total revenue from contracts where the end customer was the US Government, which has a highly structured and regulated competitive procurement process. Our intelligence and defense customers typically exercise independent contracting authority and do not use General Services Administration or other government-wide acquisition contracts to obtain our services or products.

Subcontracts accounted for approximately 42% of our revenue in 2015, and prime contracts accounted for the other 58%. In 2014 subcontracts accounted for approximately 46% of our revenue and prime contracts accounted for approximately 54% of our revenue. Our prime contracts have been awarded as both sole-source and competitive awards; our subcontracts have been awarded competitively from prime contractors.

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

Contract types

We generate revenue under various types of contracts, which include time-and-materials (T&M), fixed-price-level-of-effort, firm-fixed-price (FFP), cost reimbursable contracts, and commercial software license and related service contracts. For the years ended December 31, 2015 and December 31, 2014, we derived revenue from such contracts on an actual basis as follows:

	Year ended December 31, 2015

Contract Type	(in millions)	(percentage)
Time & Materials	$67.7	21.7%
Fixed-Price-Level-of-Effort	64.3	20.6%
Firm-Fixed-Price	79.5	25.5%
Cost Reimbursement	86.4	27.7%
Commercial Software License & Related Service	13.9	4.5%

	Year ended December 31, 2014

Contract Type	(in millions)	(percentage)
Time & Materials	$71.6	24.6%
Fixed-Price-Level-of-Effort	57.9	19.9%
Firm-Fixed-Price	78.6	27.0%
Cost Reimbursement	71.2	24.5%
Commercial Software License & Related Service	11.3	3.9%

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

As of December 31, 2015, our total backlog was $524 million, of which $103 million was funded and $421 million was unfunded. As of December 31, 2014, our total backlog was $506 million, of which $120 million was funded and $386 million was unfunded.

Total backlog may fluctuate from period to period depending on our success rate in winning contracts and the timing of contract awards, renewals, modifications and cancellations. We expect to recognize a substantial portion of our funded backlog as revenue within the next 12 months. However, the US Government may terminate any contract at any time.

Customers

We derive substantially all of our revenue from contracts with US Government agencies involved with national security missions. In 2015, 48% of our revenue was derived from contracts with the NSA, 15% of our revenue was derived from contracts with the US Army, 12% of our revenue was derived from contracts with the NGA, 12% of our revenue was derived from contracts with other elements of the DoD excluding the NSA, the US Army and the NGA, 6% of revenue was derived from work for other major intelligence agencies and other intelligence, defense, homeland security and law enforcement organizations, and 7% was derived from commercial customers.

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

Our Competitive Strengths

We believe the following competitive strengths will allow us to take advantage of the trends in our industry:

Ability to develop, field, and operate end-to-end intelligence solutions. Through a combination of acquisitions and organic technology development, KEYW has assembled a collection of capabilities that when combned are capable of supporting our customer’s end-to-end intelligence mission in airborne, ground, and cyber domains. We intend to leverage these customer proven capabilities to extend our market penetration to other organizations and agencies, foreign and domestic, to drive organic growth.

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

Skilled employees with high-level security clearances. As of December 31, 2015, 77% of our employees have US Government security clearances, with 71% of our employees holding Top Secret or higher clearance. This concentration of highly-skilled and cleared personnel allows us to respond quickly to customer requirements and gives us on-going insight into our customers' toughest national security problems. The requirement for these clearances and the time and process required to attain them are significant barriers to entering this market.

Intelligence Surveillance and Reconnaissance (ISR) sensor development, rapid deployment and sustainment of airborne collection platforms. Leveraging our broad technical expertise, we match aircraft to mission requirements and modify these aircraft with integrated airborne sensor systems for onboard sensor collection and processing. Our integrated airborne collection solutions are lower cost than traditional ISR platforms and complemented by complete flight services and ongoing sustainment and logistics support of the collection platforms. We rapidly deploy our tailored solutions in direct response to the defense community's most urgent requirements for ISR imagery in support of tactical missions and rapid mapping of large areas in some of the world's most challenging locations, thus placing us at the center of the trend towards actionable intelligence.

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

Leverage Intelligence Community experience in certain agencies to address new growth markets in the Intelligence Community. KEYW has a meaningful presence in two of the 17 organizations that make up the U.S. Intelligence Community (including the Office of the Director of National Intelligence) and a nominal presence in three other agencies. A key growth strategy is to leverage the uniques capabilities we have developed in our core customers to expand into the agencies where KEYW does not have a significant presence. We believe the capabilities we have developed for current customers will be attractive to other members of the Intelligence Community, enabling a significant growth opportunity for KEYW.

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

Building and leveraging our research and development efforts. We intend to continue utilizing company and customer funded research and development to develop technologies, products and solutions that have significant potential for near-term as well as long-term value in both the US Government and commercial markets. We will continue to use intellectual property that we create internally or license from other companies in the areas of network traffic intelligence, cybersecurity, cyber intelligence and geospatial intelligence to build products and solutions to further penetrate the intelligence and defense market for cyber superiority.

Explore Strategic Options for Commercial Cyber Solutions business. As announced in February 2016, we are exploring strategic options for our Commercial Cyber Solutions business, with a view toward maximizing its value outside of KEYW or continuing as part of KEYW. Potential outcomes from this process include a sale to or investment by a third party or parties with respect to all or part of the business. As announced, in the event we determine to maintain the Commercial Cyber Solutions business within KEYW, we intend to limit the amount of investment in the business and to operate the business in a disciplined manner consistent with such investment.
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
In our government market, our competitors include both large competitors that offer a broad range of services and capabilities and smaller boutique organizations that are highly focused on particular capabilities, solutions, and customers. Our larger competitors include divisions of large defense contractors such as Lockheed Martin Corporation, The Boeing Company and Northrop Grumman Corporation. We also face competition from a number of large, well-established government contractors such as Leidos Inc., Booz Allen Hamilton Corporation, CACI International, Inc. and others. The smaller competitors are generally privately held corporations with strong capabilities in delivering specific elements of a solution for a narrow range of customers. See “Risk Factors” for a description of the various risks we may face from our competitors.
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
Research and Development
Innovation is an important part of our business model. We look for opportunities to create long-term growth opportunities, on a sole-source basis, by leveraging our in-depth knowledge of our customers’ missions and needs, and our ability to use internal research and development (IR&D). Our product and solutions business has evolved through a combination of customer development and IR&D. We frequently develop a core capability or technology and then customize this capability or technology to meet specific customer requirements.

Our research and development, or R&D, consists of IR&D that is an allowable expense under US Government contracts and research and development that is performed at our expense. Spending on R&D activities may vary, depending on the opportunities that we see and customer requirements. Research and development costs totaled $19.0 million, $18.6 million and $7.5 million for years ended December 31, 2015, 2014 and 2013, respectively. As a percent of revenue R&D was 6.1%, 6.4% and 2.5% for the years ended December 31, 2015, 2014 and 2013. Looking forward to 2016, we have established innovation teams in each of our major business areas to broaden our efforts to strategically leverage our technologies and ideas into new program opportunities with our customers.
Intellectual Property
We own eleven patents and have four pending patent applications. We have fifteen federally registered trademarks, one pending federal trademark registration applications, and four registered copyrights. As we develop intellectual property, we make a determination, with the support of outside patent counsel, of the best manner in which to protect it whether through patent or copyright, or as trade secret. When we acquire companies that have developed intellectual property and have patents pending, we make a determination, with the support of outside patent counsel, of whether we need to continue pursuing the pending patent applications. In conjunction with several of our products, we have developed intellectual property that we are protecting as trade secrets. We have made this determination based on the costs and risks involved, as well as on the pace at which changes are being made to the products. As we build our solutions and products, we also make use of third-party intellectual property for which we purchase licenses, as necessary. We integrate technology, including hardware and software, based on designs and architectures that we develop with our customers.
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
We derive substantially all of our revenue from our US Government customers. For the fiscal years ended December 31, 2015, 2014, and 2013, we generated 94%, 91% and 93%, respectively, of our total revenue from contracts with the US Government, either as a prime contractor or a subcontractor. We expect that US Government contracts will continue to be the primary source of our revenue for the foreseeable future. Our reputation and relationship with the US Government, and in particular with the agencies of the US Intelligence Community and the Department of Defense (DoD), are key factors in maintaining and growing our revenue. For example, in 2015, on a GAAP basis, 48% of our revenue was derived from contracts for the NSA, 15% of our revenue was derived from contracts for the US Army, 12% of our revenue was derived from contracts for the NGA, 12% of our revenue was derived from contracts with other elements of the DoD excluding the NSA, the US Army and the NGA, 6% of revenue was derived from work for other major intelligence agencies and other intelligence, defense, homeland security and law enforcement organizations, and 7% was derived from commercial customers.
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
Continued US Government expenditures on intelligence, defense and other programs for which we provide support are critically important for our business. While spending authorizations for intelligence and defense-related programs by the government have increased in recent years due to greater homeland security and foreign military commitments, and to a general outsourcing trend, these spending levels may not be sustainable and could significantly decline. Future levels of expenditures, authorizations, and appropriations for programs we support may decrease or shift to programs in areas where we do not currently provide services, or contract opportunities may be in-sourced to be performed by US Government employees. Changes in spending authorizations, appropriations, and budgetary priorities could also occur due to a shift in the number, and intensity, of potential and ongoing conflicts, the rapid growth of the federal budget deficit, increasing political pressure to reduce overall levels of government spending, shifts in spending priorities from intelligence and defense-related programs as a result of competing demands for federal funds, or other factors. Our business prospects, financial condition or operating results could be materially harmed among other causes by the following:

•
budgetary constraints affecting US Government spending generally, or specific departments or agencies in particular, and changes in available funding (such as federal government sequestration (automatic spending cuts);

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
As of December 31, 2015, our total backlog was $524 million, which included $421 million in unfunded backlog. As of December 31, 2014, our total backlog was $506 million, which included $386 million in unfunded backlog. The US Government’s ability not to exercise contract options or to modify, curtail or terminate our major programs or contracts makes the calculation of backlog subject to numerous uncertainties. Due to the uncertain nature of our contracts with the US Government, we may never realize revenue from some of the engagements that are included in our backlog. Our unfunded backlog, in particular, contains amounts that we may never realize as revenue because the maximum contract value specified under a US Government contract or task order awarded to us is not necessarily indicative of the revenue that we will realize under that contract. If we fail to realize revenue amounts included in our backlog, our future revenue and growth prospects may be adversely affected. For additional information on our backlog, see “Business — US Federal Government Contracts — Backlog.”
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

Further, US Government contracts and certain laws and regulations, including without limitation, the International Traffic in Arms regulations and laws and contract restrictions relating to classified information, and contain provisions that may restrict our ability to provide our products and services to third parties. These restrictions may prevent us from leveraging our products, services, intellectual property, know-how or other revenue-generating aspects of our business or our acquisitions to the fullest extent in the commercial sector and/or foreign markets and customers.
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

Audits by US Government agencies could result in unfavorable audit results that could subject us to a variety of penalties and sanctions, and could harm our reputation and relationships with our customers and negatively impact cash flows.

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
For the year ended December 31, 2015, and the year ended December 31, 2014, our 10 largest programs accounted for a total of $158 million and $174 million, respectively, or 51% and 60% of our total revenue, respectively. Although we have been successful in continuing work on most of our large programs in the past, there is no assurance that we will be able to do so in the future. The revenue stream from one or more of these programs could end for a number of reasons, including the completion of the customer’s requirements, the completion or early termination of our current program, the consolidation of our work into another program under which we are not a contractor, or the loss of a competitive bid for the follow-on work related to our current program. If any of these events were to occur, we could experience an unexpected, significant reduction in revenue and net income.
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
We generate revenue under various types of contracts, which include time and materials (T&M), fixed-price-level-of-effort, firm-fixed-price (FFP), cost reimbursable contracts, and commercial software license and related service contracts. For the years ended December 31, 2015 and December 31, 2014, we derived revenue from such contracts on an actual basis as follows:

	Year ended December 31, 2015

Contract Type	(in millions)	(percentage)
Time & Materials	$67.7	21.7%
Fixed-Price-Level-of-Effort	64.3	20.6%
Firm-Fixed-Price	79.5	25.5%
Cost Reimbursement	86.4	27.7%
Commercial Software License & Related Service	13.9	4.5%

	Year ended December 31, 2014

Contract Type	(in millions)	(percentage)
Time & Materials	$71.6	24.6%
Fixed-Price-Level-of-Effort	57.9	19.9%
Firm-Fixed-Price	78.6	27.0%
Cost Reimbursement	71.2	24.5%
Commercial Software License & Related Service	11.3	3.9%

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
As of December 31, 2015, goodwill accounted for $305 million, or 67% of our recorded total assets on an actual basis. We review our goodwill for impairment annually and when events or changes in circumstances indicate the carrying value may not be recoverable. We evaluate our goodwill at the reporting unit level, which for us is the same as our segments. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. At December 31, 2015, the fair value of our Commercial Cyber Segment was determined to be less than its historic carrying costs and we recorded an estimated impairment of approximately $8 million. If goodwill became further impaired, we could record a significant charge to earnings in our financial statements during the period in which impairment of our goodwill is determined, which would significantly reduce or eliminate our net income.
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

Our business involves the development of tailored solutions for our customers, a process that relies heavily upon the expertise and services of our employees. Our continued success depends on our ability to recruit and retain sufficient numbers of highly qualified individuals who have advanced engineering and information technology skills, specialized knowledge of customer missions and appropriate security clearances, and who work well with our US Government customers. Due to our growth and increased competition for experienced personnel, particularly in highly specialized areas, it has become more difficult for us to meet our needs for these employees in a timely manner and this may affect our growth in the current fiscal year and in future years. Although we intend to continue to devote significant resources to recruit, train and retain qualified employees, we may not be able to attract and retain these employees. Any failure to do so could impair our ability to perform our contractual obligations efficiently and timely meet our customers' needs and win new business, which could adversely affect our future results. Our overall employee attrition rate for the years ended December 31, 2015 and 2014, on an actual basis, was 15% and 17%, respectively.

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
Our credit facility contains financial and operating covenants that, among other things, require us to maintain or satisfy specified financial ratios (including debt to adjusted “EBITDA”, or “earnings before interest, taxes, depreciation, amortization, stock compensation and acquisition costs” ratios and cash interest coverage ratio as further described under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facility”), limit our ability to incur indebtedness, pay dividends or engage in certain significant business transactions, and require us to comply with a number of other affirmative and negative operating covenants. Failure to meet these financial and operating covenants could result from, among other things, changes in our results of operations, our incurrence of debt or changes in general economic conditions. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders, which could harm our business and operations. In addition, our credit facility contains several other material covenants, including a lien against our assets (including receivables), limitations on additional debt, limitations on our ability to make acquisitions, a limitation on the payment of dividends, and restrictions on the sale, lease, or disposal of any substantial part of our assets, other than in the normal course of business.
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

We rely to a large extent upon sophisticated technology systems and infrastructure. We take reasonable steps to protect them, including the implementation and use of certain security precautions. However such systems are potentially vulnerable to breakdown, malicious intrusion, natural disaster, and random attack. A disruption to our systems or infrastructure could damage our reputation and cause us to lose customers and revenue. This could require us to expend significant efforts and resources or incur significant expense to eliminate these problems and address related security concerns.

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

Reducing the level of funding our Commercial Cyber Solutions segments operating loss will have an impact on its financial results.

We have historically funded the operating losses of our Commercial Cyber Solutions segment out of the operating cash flow of the Company. We are planning to reduce the historic levels of funding to between $5 million and $7 million annually. We have, in January 2016, reduced the annualized operating costs of this segment by approximately $10 million through a reduction in personnel and other costs. Should this segment's products not gain sufficient market acceptance and generate sufficient cash flows, we may be required to further reduce costs in this segment, which may adversely affect its operations and business.

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

Developing our products and related enhancements is expensive. For the year ended December 31, 2015, our research and development costs totaled $19.0 million, a 2% increase over our total research and development costs for the year ended December 31, 2014. Our investments in research and development may not result in significant design improvements, marketable products or features or may result in products that are more expensive than anticipated. Additionally, we may not receive significant revenue from these investments in the near future, if at all, or these investments may not yield expected benefits, either of which could adversely affect our business and operating results. Nevertheless, we believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. As a result, our future plans include significant investments in research and development and related product opportunities. In particular, we have incurred significant research and development costs in connection with Hawkeye G, which largely accounts for the increase described above. If Hawkeye G does not garner widespread market adoption and implementation, our financial results and competitive position could suffer.

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

Our efforts to implement strategic alternatives for our Commercial Cyber Solutions business may not be successful.

In February 2016, we announced we were exploring strategic alternatives for our Commercial Cyber Solutions business, which may include a sale of, or outside investment in, all or part of the business. There is no guarantee that our strategic alternatives process will result in the receipt of offers for, or in transactions with respect to, the Commercial Cyber Solutions business at acceptable valuation levels or at all, or which investors will view favorably. There also is no guarantee that any transaction with respect to the business will be completed in a timely manner or at all. We also announced that in the event we determine to keep the Commercial Cyber Solutions business within KEYW, we plan to limit the amount of future investment in the business. There is no guarantee that such measures will result in improved financial performance of the business. The results of our strategic alternatives process for the Commercial Cyber Solutions business may have an adverse impact on our results of operations or on the market price for our common stock.
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
Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test our internal control over financial reporting and also requires our independent registered public accounting firm to report on the operating effectiveness of these controls. Failures delays or difficulty in satisfying these requirements could adversely affect our future results of operations and our stock price.

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
As described under Item 9A, “Controls and Procedures,” we have identified material weaknesses in our internal control over financial reporting related to controls with respect to the design and operation of a long-term forecast used to support our valuation of long-lived assets, monitoring activities for identification of errors in inventory valuation, and the design and operation of software revenue recognition in accordance with US GAAP. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As of the date of this filing we have initiated remedial measures, but these new and enhanced controls have not operated for a sufficient amount of time to conclude that the material weaknesses have been remediated. To implement these remedial measures, we may need to commit significant resources, hire additional staff, and provide additional management oversight. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Further, if our remedial measures are insufficient to address the material weaknesses, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. In addition, if we are unable to successfully remediate these material weaknesses and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.
We may, in the future, discover other areas of our internal controls that need improvement, particularly with respect to businesses that we may acquire. If so, we cannot be certain that any remedial measures we take will ensure that we have adequate internal controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified report regarding the effectiveness of our internal control over financial reporting in future periods, investors could lose confidence in the reliability of our financial statements. This could result in a decrease in the value of our common stock. Failure to comply with Section 404 could potentially subject us to sanctions or investigations by the SEC, the NASDAQ Global Select Market or other regulatory authorities.
Operational risks such as material weaknesses and other deficiencies in internal control over financial reporting could result in errors, potentially requiring restatements of our historical financial data, leading investors to lose confidence in our reported results.
There are a number of factors that may impede our efforts to establish and maintain effective internal controls and a sound accounting infrastructure, including our recent history of acquisitions (including acquisitions of companies audited by auditors other than our own), our own change of auditors, our rapid pace of growth, and general uncertainty regarding the operating effectiveness and sustainability of controls. Controls and procedures, no matter how well designed and operated, provide only reasonable assurance that material errors in our financial statements will be prevented or detected on a timely basis. Any failure to establish and maintain effective internal controls over financial reporting increases the risk of material error and/or delay in our financial reporting. Depending on the nature of a failure and any required remediation, ineffective controls could have a material adverse effect on our business and potentially result in restatements of our historical financial results. Financial restatements or other issues arising from ineffective controls could also cause investors to lose confidence in our reported financial information, which would have an adverse effect on the trading price of our securities. Delays in meeting our financial reporting obligations could affect our ability to maintain the listing of our securities. Although we seek to reduce these risks through active efforts relating to properly documented processes, adequate systems, risk culture, compliance with regulations, corporate governance and other factors supporting internal controls, such procedures may not be effective in limiting each of the operational risks.
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
As of December 31, 2015, our total consolidated indebtedness was $149.5 million, all of which was secured indebtedness of our subsidiary, The KEYW Corporation, to which the convertible notes are structurally subordinated.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
We lease locations listed in the table below. We believe that our facilities are adequate for our current business needs; however we will continue to seek additional space as needed in accordance with our growth or to improve the efficiency and effectiveness of operations.

Location	Square Feet	Lease Expiration Date	Segment
2800 Campus Drive, Suite 150 San Mateo, CA 94403	10,020	7/31/2016	Commercial Cyber Solutions
700 Brooker Creek Blvd. Suite 1400 Oldsmar, Florida 34677	12,800	9/30/2020	Government Solutions
12633 Challenger Parkway, Suite 270 Orlando, FL 23826	5,557	9/30/2019	Government Solutions
7740 Milestone Parkway, Suites 150-500* Hanover, Maryland 21076	122,312	5/31/2022	Government Solutions and Commercial Cyber Solutions
7880 Milestone Parkway, Suites 100-300 Hanover, Maryland 21076	88,490	10/31/2025	Government Solutions
7763 Old Telegraph Road Severn, Maryland 21144	34,429	4/30/2017	Government Solutions
7767 Old Telegraph Road Suites 1-10 Severn, Maryland 21144	44,956	4/30/2018	Government Solutions
7471 Candlewood Road, Suites 104R-112 Hanover, Maryland 21076	10,998	1/31/2018	Government Solutions
250 Clarke Street North Andover, Massachusetts 01845	19,280	3/31/2023	Government Solutions
2900 Fairview Park Drive, Suite 300 Falls Church, Virginia 22042	18,051	12/15/2018	Government Solutions
1415 Research Park Drive, Beavercreek, Ohio 45432	5,000	2/28/2020	Government Solutions

*	Headquarters

Item 3.	LEGAL PROCEEDINGS
We are not a party to any material legal proceedings as of March 15, 2016.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
Market Information
On October 1, 2010, the Company’s common stock began trading on the Nasdaq Global Market under the symbol “KEYW”. The following table sets forth the range of high and low intra-day sales prices of KEYW’s common stock for the periods indicated.

	High	Low
Year Ended December 31, 2015:
First Quarter	$10.68	$7.01
Second Quarter	$12.59	$6.78
Third Quarter	$10.29	$5.95
Fourth Quarter	$8.44	$5.23
Year Ended December 31, 2014:
First Quarter	$23.09	$13.26
Second Quarter	$19.71	$9.71
Third Quarter	$14.41	$10.44
Fourth Quarter	$11.85	$8.70
On March 7, 2016, the last reported sale price for our common stock on the Nasdaq Global Select Market was $7.19 per share.
Holders
As of March 7, 2016, there were approximately 447 registered holders of record of our common stock. The number of holders of record does not reflect the number of beneficial holders whose shares are held by depositories, brokers or nominees.
Dividends
We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, our credit facility limits our ability to pay dividends in most circumstances.
Recent Sales of Unregistered Securities
On October 1, 2015, pursuant to the commencement of William J. Weber’s employment as our CEO, and in accordance with the terms of the Employment Agreement, dated as of August 25, 2015, between The KEYW Corporation and Mr. Weber, we issued Mr. Weber (i) 100,000 restricted shares of the Company’s common stock as a sign-on inducement, and (ii) the right to acquire up to an aggregate of 400,000 shares of the Company’s common stock as a long-term incentive inducement, which shares will be granted during the five year period following October 1, 2015, in the amounts set forth below, provided the Company’s stock price exceeds the applicable target share prices set forth below for at least 30 consecutive trading days.

Target Price Per Share	Long-Term Incentive Shares
$13.00	50,000
$16.00	50,000
$20.00	100,000
$25.00	100,000
$30.00	100,000
Mr. Weber’s sign-on shares will vest as follows: (i) 50,000 shares on October 1, 2016; (ii) 25,000 shares on October 1, 2018, and (iii) 25,000 shares on October 1, 2019. The long-term incentive shares will be subject to a two-year holding period following the grant date. The granting and vesting of the above-described inducement shares will be contingent upon Mr. Weber’s continued employment with KEYW, subject to acceleration upon certain events.
The securities described above were offered and sold pursuant to Section 4(2) of the Securities Act of 1933, as amended, which provides an exemption for transactions by an issuer not involving any public offering.

Equity Compensation Plan Information
The following table sets forth information as of December 31, 2015 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance (Excluding Column (a)) (c)(1)
Equity compensation plans approved by security holders	2,332,889	$11.61	991,990
Equity compensation plans not approved by security holders)	—		—
TOTAL	2,332,889		991,990

(1)
The 2013 Stock Incentive Plan, which took effect on January 1, 2013, replaced the 2009 Stock Incentive Plan and provides for the issuance of additional restricted stock, stock options, and restricted stock units. Pursuant to an amendment approved by the Company’s shareholders on August 12, 2015, the number of shares available for issuance under the 2013 Stock Incentive Plan was increased by 700,000 shares to a maximum of 2,700,000 shares.

Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our common stock (traded under the symbol “KEYW”) from October 1, 2010 through December 31, 2015, to two indices: the Russell 2000 Index and the NASDAQ Composite Index. In addition, the graph illustrates the performance of a peer group consisting of NCI Inc. (NCIT), ICF International, Inc. (ICFI), Mercury Computer Systems, Inc. (MRCY) and Kratos Defense & Security Solutions, Inc. (KTOS). These peers, while not direct competitors, were selected because they are comparable in such factors as annual revenue, market capitalization and number of employees. We believe that the stock performance of the selected peer group is a relevant comparison for investors. The graph assumes an initial investment of $100 on October 1, 2010 in The KEYW Holding Corporation common stock, each of the two indices and the peer group, each assuming dividend reinvestment. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

Item 6.	SELECTED FINANCIAL DATA
The following tables contain selected historical financial data for us for the years ended December 31, 2015, 2014, 2013, 2012 and 2011.
The selected consolidated financial data presented should be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included in Item 15 of this Annual Report.

	Year ended Dec. 31, 2015	Year ended Dec. 31, 2014 (1)	Year ended Dec. 31, 2013 (1)	Year ended Dec. 31, 2012 (1)	Year ended Dec. 31, 2011
	(In thousands)
Cash and Cash Equivalents	$21,227	$39,601	$2,480	$5,639	$1,294
Working Capital (Deficit)	62,951	85,353	15,802	17,777	(16,344)
Total Assets	453,405	466,653	428,052	447,464	264,090
Long-Term Obligations	164,972	133,771	71,236	86,492	15,383
Total Stockholders' Equity	251,825	299,218	299,491	300,867	180,659

	Year ended Dec. 31, 2015	Year ended Dec. 31, 2014 (1)	Year ended Dec. 31, 2013 (1)	Year ended Dec. 31, 2012 (1)	Year ended Dec. 31, 2011
	(In thousands, except per share data)
Revenue	$311,810	$290,574	$298,732	$243,520	$190,587
Gross Profit	99,590	95,173	99,512	83,793	56,637
Net Operating (Loss) Income	(26,766)	(13,353)	(10,816)	2,925	1,828
Net (Loss) Income	(58,622)	(13,535)	(11,219)	854	535
(Loss) Earnings per Share of Common Stock-basic	(1.51)	(0.36)	(0.31)	0.03	0.02
(Loss) Earnings per Share of Common Stock-diluted	(1.51)	(0.36)	(0.31)	0.03	0.02
Adjusted EBITDA	9,286	13,184	26,477	32,710	20,569
(1) Certain amounts have been adjusted for the correction of immaterial errors. See Note 1, of the Consolidated Financial Statements included in Item 15 of this Annual Report for more information.
Adjusted EBITDA as defined by us is a financial measure that is not calculated in accordance with accounting principles generally accepted in the United States of America, or US GAAP. The Adjusted EBITDA Reconciliation tables below provide reconciliations of this non-US GAAP financial measure to net income (loss), the most directly comparable financial measure calculated and presented in accordance with US GAAP. Adjusted EBITDA should not be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with US GAAP. Our adjusted EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate adjusted EBITDA or similarly titled measures in the same manner as we do. We prepare adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. We encourage you to evaluate these adjustments and the reasons we consider them appropriate.
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

•	other companies in our industry may calculate adjusted EBITDA or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

	Adjusted EBITDA Reconciliation

	Year ended Dec. 31, 2015	Year ended Dec. 31, 2014 (1)	Year ended Dec. 31, 2013 (1)	Year ended Dec. 31, 2012 (1)	Year ended Dec. 31, 2011
	(In thousands)
Net (Loss) Income	$(58,622)	$(13,535)	$(11,219)	$854	$535
Depreciation	8,400	7,461	6,275	4,369	2,082
Intangible Amortization	11,449	12,162	24,658	21,411	13,410
Stock Based Compensation	5,524	6,421	5,731	3,024	2,829
Interest Expense, net	10,299	8,934	3,508	2,307	907
Income Tax Expense (Benefit) (2)	21,598	(8,622)	(9,389)	(193)	218
Public Offering, Acquisition and Other Nonrecurring Costs (3)	10,638	363	6,913	938	588
Adjusted EBITDA	$9,286	$13,184	$26,477	$32,710	$20,569
(1) Certain amounts have been adjusted for the correction of immaterial errors. See Note 1, of the Consolidated Financial Statements included in Item 15 of this Annual Report for more information.
(2) The income tax expense (benefit) for 2015 included a valuation allowance for deferred tax assets.
(3) The other non-recurring items include the following: for 2015 a preliminary non-cash pre-tax goodwill impairment charge to the Commercial Cyber Solutions segment and for 2013 a legal settlement.

The following tables contain selected historical financial data by quarter for the years ended December 31, 2015 and 2014.

	2015				2014
	Three Months Ended Mar. 31 (3)	Three Months Ended June 30	Three Months Ended Sept. 30	Three Months Ended Dec. 31	Three Months Ended Mar. 31 (3)	Three Months Ended June 30 (3)	Three Months Ended Sept. 30 (3)	Three Months Ended Dec. 31 (3)
	(In thousands, except per share data and unaudited)
Revenue	$71,634	$78,387	$81,098	$80,691	$63,807	$74,229	$78,969	$73,569
Gross Profit	22,043	25,786	25,657	26,104	21,492	23,849	26,494	23,338
Net Operating Loss	(6,805)	(3,902)	(5,545)	(10,514)	(4,350)	(1,683)	(1,898)	(5,422)
Net Loss	(5,847)	(31,676)	(8,004)	(13,095)	(3,346)	(1,840)	(3,133)	(5,216)
Loss per Share of Common Stock-basic	(0.15)	(0.83)	(0.20)	(0.33)	(0.09)	(0.05)	(0.08)	(0.14)
Loss per Share of Common Stock-diluted	(0.15)	(0.83)	(0.20)	(0.33)	(0.09)	(0.05)	(0.08)	(0.14)
Adjusted EBITDA	562	4,489	672	3,563	2,222	4,896	4,852	1,214

	Adjusted EBITDA Reconciliation
	2015				2014
	Three Months Ended Mar. 31 (3)	Three Months Ended June 30 (3)	Three Months Ended Sept. 30	Three Months Ended Dec. 31	Three Months Ended Mar. 31 (3)	Three Months Ended June 30 (3)	Three Months Ended Sept. 30 (3)	Three Months Ended Dec. 31 (3)
	(In thousands and unaudited)
Net Loss	$(5,847)	$(31,676)	$(8,004)	$(13,095)	$(3,346)	$(1,840)	$(3,133)	$(5,216)
Depreciation	1,944	2,004	2,159	2,293	1,820	1,916	1,812	1,913
Intangible Amortization	3,070	3,062	2,944	2,373	3,125	2,934	3,029	3,074
Stock Compensation Amortization	1,189	2,110	1,090	1,135	1,624	1,678	1,751	1,368
Interest Expense	2,543	2,566	2,582	2,608	858	1,220	4,348	2,508
Income Tax (Benefit) Expense (1)	(3,501)	25,225	(103)	(23)	(1,861)	(1,041)	(3,006)	(2,714)
Acquisition and Other Nonrecurring Costs (2)	1,164	1,198	4	8,272	2	29	51	281
Adjusted EBITDA	$562	$4,489	$672	$3,563	$2,222	$4,896	$4,852	$1,214
(1) The income tax expense (benefit) for the three months ended June 30, 2015 included a valuation allowance for deferred tax assets.
(2) The other non-recurring items include for the three months ended December 31, 2015 a preliminary non-cash pre-tax goodwill impairment charge to the Commercial Cyber Solutions segment.
(3) Certain amounts have been adjusted for the correction of immaterial errors. See Note 1, of the Consolidated Financial Statements included in Item 15 of this Annual Report for more information. The effects of the revision on our quarterly information were as follows:

	First Quarter 2015			Second Quarter 2015
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment (4)	As Revised
	(In thousands, except per share data and unaudited)
Revenue	$71,634	$—	$71,634	$78,387	$—	$78,387
Gross Profit	22,043	—	22,043	23,849	—	23,849
Net Operating Loss	(7,230)	425	(6,805)	(3,902)	—	(3,902)
Net Loss	(6,102)	255	(5,847)	(35,267)	3,591	(31,676)
Loss per Share of Common Stock-basic	(0.16)	—	(0.16)	(0.92)	0.09	(0.83)
Loss per Share of Common Stock-diluted	(0.16)	—	(0.16)	(0.92)	0.09	(0.83)
Adjusted EBITDA (3)	137	425	562	4,489	—	4,489

	First Quarter 2014			Second Quarter 2014
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
	(In thousands, except per share data and unaudited)
Revenue	$63,807	$—	$63,807	$74,229	$—	$74,229
Gross Profit	21,492	—	21,492	23,849	—	23,849
Net Operating Loss	(3,888)	(462)	(4,350)	(1,487)	(196)	(1,683)
Net Loss	(3,076)	(270)	(3,346)	(1,730)	(110)	(1,840)
Loss per Share of Common Stock-basic	(0.08)	(0.01)	(0.09)	(0.05)	—	(0.05)
Loss per Share of Common Stock-diluted	(0.08)	(0.01)	(0.09)	(0.05)	—	(0.05)
Adjusted EBITDA (3)	2,418	(196)	2,222	5,092	(196)	4,896

	Third Quarter 2014			Fourth Quarter 2014
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
	(In thousands, except per share data and unaudited)
Revenue	$78,969	$—	$78,969	$73,525	$44	$73,569
Gross Profit	26,494	—	26,494	23,294	44	23,338
Net Operating Loss	(1,702)	(196)	(1,898)	(5,111)	(311)	(5,422)
Net Loss	(3,022)	(111)	(3,133)	(5,036)	(180)	(5,216)
Loss per Share of Common Stock-basic	(0.08)	—	(0.08)	(0.13)	(0.01)	(0.14)
Loss per Share of Common Stock-diluted	(0.08)	—	(0.08)	(0.13)	(0.01)	(0.14)
Adjusted EBITDA (3)	5,048	(196)	4,852	1,525	(311)	1,214
(3) Our previously reported quarterly Adjusted EBITDA was impacted by our corrections of immaterial errors as follows:

	First Quarter 2015	Second Quarter 2015	First Quarter 2014	Second Quarter 2014	Third Quarter 2014	Fourth Quarter 2014
	(In thousands, except per share data and unaudited)
Net Loss	255	3,591	(270)	(110)	(111)	(180)
Intangible Amortization	—	—	266	—	—	—
Income Tax (Benefit) Expense	170	(3,591)	(192)	(86)	(86)	(131)
Adjusted EBITDA	425	—	(196)	(196)	(197)	(311)
(4) In the second quarter of 2015, the Company recorded an addition to its deferred tax valuation allowance of $3.6 million.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

•	Critical Accounting Policies. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations. An analysis of our segmented financial results comparing 2015 to 2014 and comparing 2014 to 2013.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and sources of and needs for liquidity.

•
Contractual Obligations and Commitments; Off-Balance-Sheet Arrangements.  Overview of contractual obligations, contingent liabilities, commitments, and off-balance-sheet arrangements outstanding as of December 31, 2015.

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

During 2015, we continued to establish the Company as a viable and competitive entity within our target markets. We grew our prime contract base and further expanded our footprint into the commercial technology sector. We intend to continue our acquisition strategy as we find the right complementary companies at the right price.

Our 2016 focuses are: (1) re-accelerating our organic growth rate, (2) winning new business, and (3) investing in internal technology research and development initiatives to position the company for continued growth in the longer term. KEYW has a meaningful presence in two of the 17 organizations that make up the U.S. Intelligence Community to include the Officer of the Director of National Intelligence and a nominal presence in three other agencies. A key growth strategy for the company is to leverage the unique capabilities we have developed in our core customers to expand into the agencies where KEYW does not have a significant presence. We believe the capabilities we have developed for current customers will be attractive to a large percentage of the Intelligence Community, enabling a significant growth opportunity for KEYW.

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

Some software products are licensed on a perpetual basis. In addition, the Company provides maintenance under a separate maintenance agreement, typically for twelve months. Maintenance includes technical support and unspecified software upgrades and enhancements if and when available. Revenue from perpetual software licenses is recognized under the relative selling price method, as noted above, for arrangements in which the software is sold with maintenance and/or professional services. When software is licensed on a subscription basis, revenue is recognized ratably over the length of the subscription, typically one to three years.

Software arrangements that also include hardware where the relative hardware and software components are both essential to the functionality are accounted for under ASC 605-25, “Multiple Element Arrangements”. As such, we allocate revenue to each unit of accounting based on an estimated selling price at the arrangement inception. The estimated selling price for each element is based upon the following hierarchy: VSOE of selling price, if available, third-party evidence ("TPE') of selling price if VSOE of selling price is not available, or best estimate of selling price ("BESP") if neither VSOE of selling price nor TPE of selling price are available. The total arrangement consideration is allocated to each separate unit of accounting using the relative estimated selling prices of each unit based on the aforementioned selling price hierarchy. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting of any specified performance conditions.

To determine the estimated selling price in multiple element arrangements, the Company determines VSOE for each element based on historical stand-alone sales to third parties for the elements contained in the initial agreement, as noted above. If VSOE of selling price cannot be established for a deliverable, we establish TPE of selling price by evaluating similar and interchangeable competitor products or services in standalone arrangements with similarly situated partners. However, as our products contain a significant element of proprietary technology and offer substantially different features and functionality from our competitors, we are unable to obtain comparable pricing of our competitors’ products with similar functionality on a stand-alone basis. Therefore, we have not been able to obtain reliable evidence of TPE of selling price. If neither VSOE nor TPE of selling price can be established for a deliverable, we establish BESP primarily based on our pricing model and our go-to-market strategy.
All revenue is net of intercompany adjustments.
Inventories
Inventories are valued at the lower of cost or market. Our inventory consists of specialty products that we manufacture on a limited quantity basis for our customers. As of December 31, 2015 and 2014, we had inventory reserve balances of $0.1 million and $0.2 million respectively, for certain products where the market has not developed as expected.
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
Goodwill
Purchase price in excess of the fair value of tangible assets and identifiable intangible assets acquired and liabilities assumed in a business combination is recorded as goodwill. In accordance with FASB ASC Topic 350-20, Goodwill, the Company tests for impairment at least annually. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The Company operates two reporting units, Government Solutions and Commercial Cyber Solutions. The fair value of each reporting unit is estimated using either qualitative analysis or a combination of income and market approaches. If the carrying amount of the unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company evaluated goodwill at the beginning of the fourth quarter of fiscal year 2015 and determined there was no impairment to the carrying value of goodwill.
Determining the fair value of a reporting unit is a judgment involving significant estimates and assumptions. These estimates and assumptions include revenue growth rates, operating margins and working capital requirements used to calculate projected future cash flows, risk-adjusted discount rates, selected multiples, control premiums and future economic and market conditions. We have based our fair value estimates on assumptions that we believe to be reasonable, but that are unpredictable and inherently uncertain. Items that could reasonably be expected to negatively affect key assumptions used in estimating fair value include but are not limited to:

•	sustained decline in our stock price due to a decline in our financial performance due to the loss of key customers, loss of key personnel, emergence of new technologies or new competitors;

•	decline in overall market or economic conditions leading to a decline in our stock price; and

•	decline in observed control premiums paid in business combinations involving comparable companies.
The Government Solutions reporting unit used a discount rate of 12%, a residual growth rate of 5%, a tax rate of 40% and an applied control premium was 30%. Actual future results may differ from those estimates. Based on these estimates management determined for the evaluation performed during the beginning of the fourth quarter of 2015 that the estimated fair value of our Government Solutions reporting unit exceeded its carrying value by approximately 8%. However as future results may differ from those used in our estimates, goodwill related to our Government Solutions reporting unit may be impaired in a future period and the amount of such impairment may be material.
Late in the fourth quarter of 2015, management began to evaluate strategic alternatives related to its Commercial Cyber Solutions segment. The Company began exploring the possibility of minority investments into this segment, the sale of the entire segment or the possibility of altering the level of investment going forward. The Company also implemented cost reductions subsequent to December 31, 2015 in this segment to reduce the funding required to cover operating losses and further committed to a reduced level of internal funding targeted to a range of $5 million to $7 million for 2016. Management believes these activities represented a triggering event and further believes that it is more likely than not that as a result of these activities and information, which came to light subsequent to December 31, 2015, relative to indications from prospective parties, that the fair value of the segment had fallen below the carrying value. As such the Company completed a Step 1 analysis of goodwill, which indicated the fair value was lower than the segment’s carrying value. In accordance with ASC 350-20-35-18 management has elected to make an estimate of the goodwill impairment charge as of December 31, 2015, subject to finalizing a Step 2 analysis during the first quarter of 2016. The estimate was based on a number of factors including the estimated fair value of working capital assets, fixed assets, customer relationships, deferred revenue and developed technology as well as relevant market related data. The estimated impairment to goodwill for the Commercial Cyber Solutions segment as of December 31, 2015 is $8.0 million.
The amount of goodwill allocated to Government Solutions and Commercial Cyber Solutions reporting units at December 31, 2015 was $297.2 million and $7.5 million, respectively.
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
For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax liability or benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax obligations or benefits and subsequent adjustments as considered appropriate by management. The Company's policy is to record interest and penalties as an increase in the liability for uncertain tax obligations or benefits and a corresponding increase to the income tax provision. No material adjustments were recorded as of December 31, 2015, 2014, or 2013.

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

Results of Operations

OVERALL RESULTS (In thousands)	Year ended December 31, 2015		Year ended December 31, 2014 (1)		Year ended December 31, 2013 (1)
Revenue	$311,810	100%	$290,574	100%	$298,732	100%
Gross Margin	99,590	32%	95,173	33%	99,512	33%
Operating Expenses	106,907	34%	96,364	33%	85,670	29%
Intangible Amortization	11,449	4%	12,162	4%	24,658	8%
Non-Operating Expense	10,258	3%	8,804	3%	9,792	3%
Income Tax Expense (Benefit), net	21,598	7%	(8,622)	(3)%	(9,389)	(3)%
(1) Certain amounts have been adjusted for the correction of immaterial errors. See Note 1, of the Consolidated Financial Statements included in Item 15 of this Annual Report for more information.
Revenue
Revenue increased by $21.2 million or 7%, for 2015 as compared to 2014. The increase in revenue in 2015 from 2014 was a result of Government Solutions segment revenue increasing by $18.7 million and a $2.6 million increase in our Commercial Cyber Solutions segment revenue. The increase in Government Solutions revenue was driven primarily by the growth in its products business and the two acquisitions made during the first quarter of 2015.
Revenue decreased by $8.2 million or 3%, for 2014 as compared to 2013. The decrease in revenue in 2014 from 2013 was a result of Government Solutions segment revenue decreasing by $9.7 million, which was partially offset by a $1.5 million increase in our Commercial Cyber Solutions segment revenue. The main drivers of the reduction in Government Solutions revenue were the reduction in pricing associated with the new contract for our airborne collection services, residual sequestration-related reductions to certain programs especially during the first half of 2014 and lower run rates on certain government professional services contracts.

Gross Margin
Gross margin increased in total dollars by $4.4 million, but decreased slightly as a percentage of revenue from 2014 to 2015. The increase in dollars related to the increase in revenue in 2015 from 2014. The decrease in gross margin as a percentage of revenue related to certain services contract rate reductions, increased costs in our aviation services operation and higher sales of lower margin products on a year-over-year basis.
Gross margin decreased in total dollars by $4.3 million and remained flat as a percentage of revenue from 2013 to 2014. The decrease in gross margin total dollars related to the decrease in revenue in 2014 from 2013.
Operating Expenses
Cost of operations increased in total dollars by $10.5 million and slightly as a percentage of revenue from 2014 to 2015. This was due to increased infrastructure within the Commercial Cyber segment, the 2015 acquisitions and related acquisition costs and the new Milestone facility, which we moved into during the third quarter of 2015.
Our cost of operations for 2014 increased by $10.7 million and increased as a percentage of revenue as compared to 2013. This was due to increased infrastructure within the Commercial Cyber Solutions segment, partially offset by cost reductions in our Government Solutions segment.
Intangible Amortization
Intangible amortization expense decreased by $0.7 million in 2015 as compared to 2014. The decrease was primarily a result of certain intangibles from prior acquisitions becoming fully amortized during 2014 and throughout 2015, partially offset by the 2015 acquisitions.
Intangible amortization expense has decreased by $12.5 million in 2014 as compared to 2013. The decrease was primarily a result of certain intangibles from prior acquisitions becoming fully amortized during the end of 2013 and throughout 2014, partially offset by the 2014 acquisitions.
Non-Operating Expense
2015 non-operating expense consists primarily of interest expense. Interest expense totaled $10.3 million in 2015. The increase in interest expense from 2014 is primarily due to the full year impact of our increased level of debt due to the issuing of our convertible notes during the third quarter of 2014.
2014 non-operating expense consists primarily of interest expense. The decrease from 2013 is primarily due to the 2013 legal settlement costs, partially offset by $5.4 million of additional interest expense during 2014, due to the write off of deferred financing costs related to the termination of the 2012 Credit Agreement and increased borrowing levels.
Income Tax Expense (Benefit), net
The effective tax rate was (74.7%), 38.7% and 45.7% for 2015, 2014 and 2013, respectively. The provision for income tax for 2015 includes the recording of a net valuation allowance of $19.6 million as a discrete item. The valuation allowance was established due to the uncertainty of the utilization of deferred tax assets in future periods. In evaluating the Company’s ability to realize the deferred tax assets we considered all available positive and negative evidence. The Company’s negative evidence currently outweighs its positive evidence therefore it is more-likely-than-not that we will not realize a significant portion of our deferred tax assets. The amount of the deferred tax asset to be realized in the future could however be adjusted if objective negative evidence is no longer present.

GOVERNMENT SOLUTIONS SEGMENT RESULTS (In thousands)	Year ended December 31, 2015		Year ended December 31, 2014 (1)		Year ended December 31, 2013 (1)
Revenue	$297,935	100%	$279,250	100%	$288,909	100%
Gross Margin	89,729	30%	86,342	31%	91,529	32%
Operating Expenses	63,387	21%	56,862	20%	66,011	23%
Intangible Amortization	7,087	2%	7,737	3%	20,533	7%
(1) Certain amounts have been adjusted for the correction of immaterial errors. See Note 1, of the Consolidated Financial Statements included in Item 15 of this Annual Report for more information.

Revenue
Revenue increased by $18.7 million, or $6.7% in 2015 as compared to 2014. The increase in year-over-year revenue was due to increased government product sales, the 2015 acquisitions and the continued expansion of our government cyber training initiative, which were partially offset by lower revenue on certain services contracts.
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
Gross Margin
Gross margin increased in dollars and decreased slightly as a percentage of revenue for 2015 as compared to 2014. The decrease in gross margin as a percentage of revenue is due to certain services contract rate reductions, increased costs in our aviation services operation and higher sales of lower margin products on a year-over-year basis.
Gross margin decreased in dollars and decreased slightly as a percentage of revenue for 2014 as compared to 2013. The decrease in gross margin as a percentage of revenue is due to higher usage of lower margin sub-contractors on certain professional services contracts, which was partially offset by higher gross margins related to our airborne collection services.
Operating Expense
Operating expense increased $6.5 million and was basically flat as a percentage of revenue for 2015, as compared to 2014. The increase in year-over-year operating expense was due to the 2015 acquisitions and related acquisition costs and the new Milestone facility, which we moved into during the third quarter of 2015.
Operating expense decreased $9.1 million for 2014, as compared to 2013. The main drivers for this decrease were cost reduction measures that were implemented mid-2013 and the beginning of 2014, staffing reductions in overhead management and synergies derived from prior acquisitions.
Intangible Amortization
Intangible amortization expense has decreased by $0.7 million in 2015 as compared to 2014. The decrease was primarily a result of certain intangibles from prior acquisitions becoming fully amortized during 2014 and throughout 2015, partially offset by intangibles resulting from the 2015 acquisitions.
Intangible amortization expense has decreased by $12.8 million in 2014 as compared to 2013. The decrease was primarily a result of certain intangibles from prior acquisitions becoming fully amortized during the end of 2013 and throughout 2014.

COMMERCIAL CYBER SOLUTIONS SEGMENT RESULTS (In thousands)	Year ended December 31, 2015		Year ended December 31, 2014 (1)		Year ended December 31, 2013 (1)
Revenue	$13,875	100%	$11,324	100%	$9,823	100%
Gross Margin	9,861	71%	8,831	78%	7,983	81%
Operating Expenses	43,520	314%	39,502	349%	19,659	200%
Intangible Amortization	4,362	31%	4,425	39%	4,125	42%
(1) Certain amounts have been adjusted for the correction of immaterial errors. See Note 1, of the Consolidated Financial Statements included in Item 15 of this Annual Report for more information.

Revenue
Revenue for 2015 increased by $2.6 million, or 23%, on a year-over-year basis. Revenue is derived primarily from Hawkeye AP and Hawkeye G sales. Hawkeye AP sales accounted for 82% or $11.3 million, of total Commercial Cyber Solutions revenue and Hawkeye G sales accounted for $2.4 million or 17%. The increase in revenue was driven primarily by increased HawkEye AP revenue.

Revenue for 2014 increased by $1.5 million, or 15%, as compared to 2013. The main drivers for the increase were additional license sales of Hawkeye AP and sales of HawkEye G in 2014, which were partially offset by lower professional services sales related to Hawkeye AP in 2014.
Gross Margin
Gross margin increased in dollars and decreased as a percentage of revenue for 2015, as compared to 2014. The decrease in gross margin relates to increased costs for Hawkeye G product delivery including materials and personnel.
Gross margin as a percentage of revenue decreased slightly for 2014, as compared to 2013. The decrease in gross margin relates to the sales of HawkEye G in 2014, which generally have a lower gross margin than HawkEye AP.
Operating Expense
Operating expense increased $4.0 million during 2015, on year-over-year basis. The main drivers for the increase was the loss on disposal of certain long-lived assets and additional investment in infrastructure related to our new software platform. During 2015 we increased our sales team, continued investment in our customer delivery infrastructure and continued to build out our technical team.
Operating expense increased $19.8 million during 2014, as compared to 2013. The main driver for the increase was additional investment in infrastructure related to our software platform. We more than doubled our sales team, built a more robust customer delivery infrastructure and continued to build out our technical team.
Intangible Amortization
Intangible amortization decreased slightly in 2015 compared to 2014 as a result of certain intangibles from prior acquisitions becoming fully amortized, partially offset by the full year impact of the 2014 acquisitions.
Intangible amortization increased slightly in 2014 compared to 2013 as a result of the 2014 acquisitions, partially offset by certain intangibles from prior acquisitions becoming fully amortized.

Liquidity and Capital Resources

At December 31, 2015, we had approximately $21.2 million in cash and cash equivalents. During 2015 we had several significant cash events including warrant holders exercising approximately 1.8 million warrants, the acquisitions of Milestone Intelligence Group, Inc., Ponte Technologies, LLC and certain assets of Innovative Engineering Solutions, Inc. and continued infrastructure spending to establish our Commercial Cyber Solutions business.

Cash from Operations

Operations provided approximately $12.3 million in cash during 2015. This amount primarily consisted of our net loss plus non-cash adjustments for depreciation, amortization, goodwill impairment charges, stock compensation and deferred taxes, partially offset by cash used for increased working capital needs. As we continue to grow, our working capital needs are expected to increase accordingly, particularly with respect to accounts receivable and inventory. Our need for additional working capital will be determined by our method and volume of growth. Growing through self-performed labor will require more working capital than growing using subcontractors, but we expect self-performed labor will be a more profitable alternative than using subcontractors. The main difference for cash flow is that employees are generally paid within two weeks of incurring costs, whereas subcontractors are generally paid within 30 days of receiving an invoice.

We had a number of non-cash adjustments to our net loss in 2015, including intangible amortization, depreciation, goodwill impairment charges, stock compensation expense, amortization of convertible debt discount and changes in our deferred taxes. Intangible amortization was approximately $11.4 million in 2015 and is expected to decrease in 2016 due to the reduction from fully amortized intangibles from earlier acquisitions. We expect intangible amortization, without any additional acquisitions, to be approximately $7.4 million in 2016. Stock compensation expense was $5.5 million in 2015. Depreciation expense for 2015 was $8.4 million. The goodwill impairment charge for 2015 was $8.0 million.

Investing and Financing

During 2015, we spent approximately $21.0 million in cash and equity consideration to complete three acquisitions. We have historically completed acquisitions each year. Depending on the size and timing of future acquisitions, we may use additional proceeds under our existing credit facility, as well as additional debt or possibly equity offering proceeds, to complete such acquisitions.

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
In February 2016, the Company amended the Credit Agreement by adjusting the minimum cash interest coverage ratio covenant effective for the quarters ended December 31, 2015, and March 31, 2016 to 2.25:1.00 and 3.25:1.00, respectively, and increasing the applicable interest rates with respect to the Credit Agreement’s consolidated senior secured leverage ratio pricing tiers. The amendment permanently decreases the amount available under the revolver to $20.0 million. At December 31, 2015, we were in compliance with all of our debt covenants under the Credit Agreement.

The Revolver is secured by a security interest and lien on substantially all of the Company’s, the Borrower’s and the Subsidiary Guarantors’ assets including a pledge of one hundred percent of the equity securities of the Borrower and the Subsidiary Guarantors.
As of December 31, 2015, we had $20 million available under our Revolver.
Outlook

We expect cash on hand, operating cash flow, and access to our line of credit will provide sufficient liquidity for fiscal 2016. We expect that our 2016 cash flow from operations will be positive. As discussed above, the manner in which we staff our contracts will impact the degree of working capital investment required to fuel our growth. Included in our net income are several significant non-cash transactions that would be add-backs to net income when calculating our cash flow from operations, including stock compensation expense, amortization of intangibles and depreciation of fixed assets.

We may continue to acquire new companies that are a strategic fit and enhance our corporate platform. It is our goal to include an equity component in our acquisitions and the amount of equity we include in any 2016 acquisitions will impact our available cash and credit. The pace and size of any acquisitions will determine how much, if any, of our available credit facility we utilize during the year.

We intend to invest in several potential growth areas in 2016 that may require us to expend more research and development dollars than we have historically. These expenses may not be incurred evenly throughout the year.

After we went public in 2010, employees and investors began to exercise their options and warrants. Some of these exercises were done cashlessly but other exercises were done by paying cash for their shares. We are unable to forecast what the employee and investor activity will be in 2016 with regard to these instruments. The total potential cash inflows from these instruments, if all exercised for cash, would be approximately $29 million.

Contractual Obligations and Commitments

	Total	Less than one year	1 – 3 years	3 – 5 years	More than 5 years
	(In thousands)
Facilities/Office space	$61,460	$8,801	$17,142	$14,407	$21,110
Office equipment	181	81	100	—	—
Total Operating Leases	61,641	8,882	17,242	14,407	21,110
Debt	149,500	—	—	149,500	—
Total Contractual Obligations	$211,141	$8,882	$17,242	$163,907	$21,110
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rates

At December 31, 2015, we had $149.5 million aggregate principal amount of 2.5% convertible senior notes due 2019 (the "Notes"). As the Notes are fixed rate instruments, as of December 31, 2015, our results of operations are not subject to fluctuations in interest rates with respect to the Notes.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings and submissions to the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, and reported within the time periods specified in the SEC’s rules and forms. Such controls include those designed to ensure that information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the CEO and CFO concluded that as of December 31, 2015, our disclosure controls and procedures were not effective because of the material weaknesses described below under Management's Annual Report on Internal Control Over Financial Reporting.

In light of the material weaknesses in internal control over financial reporting, we engaged significant internal and external resources to perform supplemental procedures prior to filing this Annual Report on Form 10-K. These additional procedures have allowed us to conclude that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

Management assessed our internal control over financial reporting as of December 31, 2015, the end of our fiscal year. Management based its assessment on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management's assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, management concluded that material weaknesses in internal control over financial reporting existed as of December 31, 2015, as described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our assessment, management has concluded that the deficiencies stated below represent material weaknesses in our internal control over financial reporting as of December 31, 2015. We reviewed the results of management's assessment with the audit committee of our board of directors.

As part of its evaluation of internal control over financial reporting described above, management concluded a failure to establish an effective control environment and monitoring activities in three separate areas. Management has determined that the Company did not design and maintain effective internal controls over the following three items:

1.
Accounting for goodwill and other indefinite-lived intangible assets. Specifically, the Company did not maintain effective controls related to the preparation or review of the long-term forecasts and related assumptions, data and calculations used in its annual impairment tests and for the maintenance of related documentation.

2.
Accounting for the valuation of inventory. Specifically, our processes lacked adequate levels of monitoring and review controls to identify and correct inventory errors in a timely manner, including the capitalization of general and administrative costs into our ending inventory.

3.
Evaluation of, and accounting for, complex multiple element revenue arrangements. Specifically, our controls are not appropriately designed internal controls to analyze contracts to determine if they should be accounted for in accordance with software revenue accounting (FASB Accounting Standards Codification ("ASC") 985, Software) or as a multiple element arrangement (ASC 605-25, Revenue Recognition: Multiple-Element Arrangements), and to evaluate the proper revenue recognition policy to apply.

Plan for Remediation of Material Weaknesses on Internal Control Over Financial Reporting

The Company has begun to implement a number of remediation steps to address the material weaknesses described above, led by our chief financial officer and corporate controller. The following actions have begun and will be further developed during 2016:

•
We are enhancing our procedures to better formalize our process over the creation of long term forecasts, and to improve the level of documentation that exists with respect to the development of our annual long-term forecast. Specific enhancements will include procedures to improve our process of retaining documentation throughout forecast creation, along with the documentation of management's review.

•
We are augmenting our internal controls over financial reporting related to inventory to include controls designed specifically to assess costs capitalized into inventory at a higher level of precision. Management has completed a change in its internal processes and has enhanced monitoring activities designed to review and conclude proper accounting treatment for inventory and related period costs is applied consistently.

•
We are enhancing our internal controls over financial reporting to properly assess the revenue recognition of individual multiple element sales in our Commercial Cyber Segment which may include software, hardware, training and professional services to ensure they are properly recognizing revenue in accordance with GAAP. Controls will be enhanced to capture and document the impact of complex transactions that are unique in nature and require additional consideration prior to concluding on the proper revenue recognition.

•
As a global approach to addressing these material weaknesses, management will enhance their approach to evaluating complex transactions at a level of precision that minimizes the risk of material misstatement to an acceptable level and document these conclusions.

The Company is committed to maintaining a strong internal control environment and believes that these remediation efforts will represent significant improvements in our controls. The Company has started to implement these steps, however, some of these steps will take time to be fully integrated and confirmed to be effective and sustainable.

Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weakness described above will continue to exist.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by Grant Thornton LLP, our independent registered public accounting firm, who also audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their reports, which appear with our accompanying consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting; other than the Company enhancing the controls around the quarterly and annual tax provision calculations by adding an additional level of management review at a more precise level.

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

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in and is incorporated herein by reference from our 2016 Proxy Statement.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in and is incorporated herein by reference from our 2016 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in and is incorporated herein by reference from our 2016 Proxy Statement.
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

The information required by this Item will be included in and is incorporated herein by reference from our 2016 Proxy Statement.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in and is incorporated herein by reference from our 2016 Proxy Statement.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
The KEYW Holding Corporation
We have audited the internal control over financial reporting of The KEYW Holding Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment: (i) accounting for goodwill and other indefinite-lived intangible assets. Specifically, the Company did not maintain effective controls related to the preparation or review of the long-term forecasts and related assumptions, data and calculations used in the Company's annual impairment tests and for the maintenance of related documentation; (ii) accounting for the valuation of inventory. Specifically, the Company's processes lacked adequate levels of monitoring and review controls to identify and correct inventory errors in a timely manner, including the capitalization of general and administrative costs into the Company's ending inventory; (iii) evaluation of, and accounting for, complex multiple element revenue arrangements. Specifically, the Company's controls are not appropriately designed internal controls to analyze contracts to determine if they should be accounted for in accordance with software revenue accounting (FASB Accounting Standards Codification ("ASC") 985, Software) or as a multiple element arrangement (ASC 605-25, Revenue Recognition: Multiple-Element Arrangements), and to evaluate the proper revenue recognition policy to apply.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated March 15, 2016, which expressed an unqualified opinion on those financial statements.

We do not express an opinion or any other form of assurance on management's remediation plans for the identified material weaknesses.

/s/ GRANT THORNTON LLP

Baltimore, Maryland
March 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
The KEYW Holding Corporation
We have audited the accompanying consolidated balance sheets of The KEYW Holding Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The KEYW Holding Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2016, expressed an adverse opinion.

/s/GRANT THORNTON LLP

Baltimore, Maryland
March 15, 2016

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$21,227	$39,601
Receivables	58,367	57,005
Inventories, net	17,780	13,375
Prepaid expenses	1,883	2,207
Income tax receivable	302	3,951
Deferred tax assets, current	—	2,878
Total current assets	99,559	119,017
Property and equipment, net	34,091	28,634
Goodwill	304,690	295,984
Other intangibles, net	13,557	21,109
Other assets	1,508	1,909
TOTAL ASSETS	$453,405	$466,653
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,607	$10,266
Accrued expenses	9,582	7,337
Accrued salaries & wages	11,014	11,573
Deferred revenue	3,441	4,488
Deferred income taxes	964	—
Total current liabilities	36,608	33,664
Long-term liabilities:
Convertible senior notes, net of discount	126,188	120,107
Non-current deferred tax liabilities	26,890	7,045
Other non-current liabilities	11,894	6,619
TOTAL LIABILITIES	201,580	167,435
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5 million shares authorized, none issued	—	—
Common stock, $0.001 par value; 100 million shares authorized, 39,940,667 and 37,601,474 shares issued and outstanding	40	38
Additional paid-in capital	327,045	315,818
Accumulated deficit	(75,260)	(16,638)
Total stockholders’ equity	251,825	299,218
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$453,405	$466,653

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Revenues
Government Solutions	$297,935	$279,250	$288,909
Commercial Cyber Solutions	13,875	11,324	9,823
Total	311,810	290,574	298,732
Costs of Revenues, excluding amortization
Government Solutions	208,206	192,908	197,380
Commercial Cyber Solutions	4,014	2,493	1,840
Total	212,220	195,401	199,220
Gross Profit
Government Solutions	89,729	86,342	91,529
Commercial Cyber Solutions	9,861	8,831	7,983
Total	99,590	95,173	99,512
Operating Expenses
Operating expenses	106,907	96,364	85,670
Impairment of goodwill	8,000	—	—
Intangible amortization expense	11,449	12,162	24,658
Total	126,356	108,526	110,328
Operating Loss	(26,766)	(13,353)	(10,816)
Non-Operating Expense, net	10,258	8,804	9,792
Loss before Income Taxes	(37,024)	(22,157)	(20,608)
Income Tax Expense (Benefit), net	21,598	(8,622)	(9,389)
Net Loss	$(58,622)	$(13,535)	$(11,219)
Weighted-Average Common Shares Outstanding
Basic	38,722,340	37,442,680	36,618,919
Diluted	38,722,340	37,442,680	36,618,919
Loss per Share
Basic	$(1.51)	$(0.36)	$(0.31)
Diluted	$(1.51)	$(0.36)	$(0.31)

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital (APIC)	(Accumulated Deficit) Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2013	36,135,542	$36	$292,715	$8,116	$300,867
Net loss	—	—	—	(11,219)	(11,219)
Warrant exercise, net	204,610	—	43	—	43
Option exercise	224,973	—	2,041	—	2,041
Restricted stock issuances	258,250	1	2,816	—	2,817
Restricted stock forfeitures	(55,300)	—	(296)	—	(296)
Equity issued as part of acquisitions	157,655	—	2,027	—	2,027
Stock based compensation	—	—	3,211	—	3,211
BALANCE, DECEMBER 31, 2013	36,925,730	37	302,557	(3,103)	299,491
Net loss	—	—	—	(13,535)	(13,535)
Warrant exercise, net	31,097	—	132	—	132
Option exercise, net	293,795	1	1,355	—	1,356
Restricted stock issuances	279,123	—	3,312	—	3,312
Restricted stock forfeitures	(24,137)	—	(164)	—	(164)
Equity issued as part of acquisitions, net	95,866	—	1,016	—	1,016
Stock based compensation	—	—	3,273	—	3,273
Conversion feature of convertible debt, net of expenses	—	—	22,740	—	22,740
Purchase of capped calls	—	—	(18,403)	—	(18,403)
BALANCE, DECEMBER 31, 2014	37,601,474	38	315,818	(16,638)	299,218
Net loss	—	—	—	(58,622)	(58,622)
Warrant exercise, net	1,503,859	2	4,548	—	4,550
Option exercise, net	73,794	—	(463)	—	(463)
Restricted stock issuances	591,015	—	4,165	—	4,165
Restricted stock forfeitures	(47,800)	—	(283)	—	(283)
Equity issued as part of an acquisition	242,250	—	1,858	—	1,858
Equity canceled related to a previous acquisition	(23,925)	—	(240)	—	(240)
Stock based compensation	—	—	1,642	—	1,642
BALANCE, DECEMBER 31, 2015	39,940,667	$40	$327,045	$(75,260)	$251,825

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Net loss	$(58,622)	$(13,535)	$(11,219)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	5,524	6,421	5,731
Depreciation/amortization	19,849	19,623	30,933
Impairment of goodwill	8,000	—	—
Amortization of discount of convertible debt	5,149	2,209	—
Write-off of deferred financing costs	—	1,976	—
Loss on disposal of long-lived assets	1,186	—	20
Non-cash impact of TI earn-out reduction	—	—	(146)
Shortfall (windfall) tax benefit from option exercise	823	(1,044)	(219)
Deferred taxes	22,428	(6,379)	(7,329)
Changes in balance sheet items:
Receivables	1,368	(4,307)	7,587
Inventory	(4,441)	(2,977)	(1,286)
Prepaid expenses	356	(583)	(114)
Income tax receivable	2,827	1,896	(4,283)
Accounts payable	1,341	2,262	184
Accrued expenses	5,134	2,158	(4,262)
Other balance sheet changes	1,336	714	(477)
Net cash provided by operating activities	12,258	8,434	15,120
Cash flows from investing activities:
Acquisitions, net of cash acquired	(20,991)	(2,940)	(6,751)
Purchase of property and equipment	(13,286)	(8,022)	(6,236)
Capitalized software development costs	(456)	(1,489)	(2,716)
Proceeds from sale of equipment	—	—	28
Net cash used in investing activities	(34,733)	(12,451)	(15,675)
Cash flows from financing activities:
Proceeds from issuance of convertible debt	—	149,500	—
Purchase of capped calls	—	(18,403)	—
Issuance cost of convertible senior notes and revolving credit facility	—	(6,446)	—
Proceeds from revolver	—	46,000	60,000
Repayment of debt	—	(131,000)	(64,688)
(Shortfall) windfall tax benefit from option exercise	(823)	1,044	219
Proceeds from option and warrant exercises, net	4,924	443	1,865
Net cash provided by (used in) financing activities	4,101	41,138	(2,604)
Net (decrease) increase in cash and cash equivalents	(18,374)	37,121	(3,159)
Cash and cash equivalents at beginning of period	39,601	2,480	5,639
Cash and cash equivalents at end of period	$21,227	$39,601	$2,480
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,914	$1,734	$3,555
Cash (refunded) paid for taxes	$(3,601)	$84	$2,646
Equity issued for acquisitions, net	$1,618	$1,016	$2,027
Non-cash fixed asset additions	$5,652	$—	$—

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
Prior Period Financial Statement Correction of Immaterial Errors, Reclassifications, and Accounting Changes
In 2015, we determined that certain selling general and administrative costs were not properly accounted for and had been capitalized as part of inventory and property and equipment, net. This resulted in an overstatement of inventory and property and equipment, net while understating cumulative historical expenses. Additionally, we identified certain long lived assets that were placed into service during the fourth quarter of 2013, but with respect to which amortization was not recognized until the second quarter of 2014, which resulted in an overstatement of property and equipment, net and an understatement of cumulative historical expenses. We determined that our 2014 accrual for medical self-insurance cost that were incurred but not recorded ("IBNR") was underestimated resulting in an understatement of accrued expense and cumulative historical expenses. We determined that certain software sales from 2014 had not been accounted for properly resulting in an understatement of revenue and receivables. Also we identified an error related to recording a deferred tax liability and the related impact on additional paid in capital in connection with our 2.5% Convertible Senior Notes issued in the third quarter of 2014.
We assessed the materiality of these errors on our financial statements for prior periods in accordance with United States Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in Accounting Standards Codification ("ASC") 250, Presentation of Financial Statements, and concluded that they were not material to any prior annual or interim periods. However, the aggregate amount of the prior period corrections of immaterial errors in addition to the current year correction of approximately $1.1 million would have been material to the quarterly amounts within our current Consolidated Statements of Operations. Consequently, in accordance with ASC 250 (specifically SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we have corrected these errors for all prior years presented by revising the consolidated financial statements and other financial information included herein. We also corrected the timing of immaterial previously recorded out-of-period adjustments and reflected them in the revised prior period financial statements, where applicable. Periods not presented herein will be revised, as applicable, in future filings.
Additionally, as further discussed in "Recently Issued Accounting Pronouncements" below, we adopted the provisions of an accounting standard amendment earlier than required, resulting in the retrospective reclassification of debt issuance costs from other assets to a reduction of long-term debt. The effects on the Consolidated Balance Sheets are included in the information below.

The effects of the revisions and adoption of accounting standard on our Consolidated Balance Sheets were as follows (in thousands):

	As Previously Reported December 31, 2014	Debt Issuance Cost Reclassification	Adjustment	As Revised December 31, 2014
Receivables	$56,961	$—	$44	$57,005
Inventories, net	14,861	—	(1,486)	13,375
Prepaid expenses	3,139	(932)	—	2,207
Total current assets	121,391	(932)	(1,442)	119,017
Property and equipment, net	29,341	—	(707)	28,634
Other assets	5,208	(3,299)	—	1,909
TOTAL ASSETS	473,033	(4,231)	(2,149)	466,653
Accrued expenses	7,009	—	328	7,337
Accrued salaries & wages	11,648	—	(75)	11,573
Total current liabilities	33,411	—	253	33,664
Convertible senior notes, net of discount	124,338	(4,231)	—	120,107
Non-current deferred tax liability	4,294	—	2,751	7,045
TOTAL LIABILITIES	168,662	(4,231)	3,004	167,435
The effects of the correction of immaterial errors on our Consolidated Statements of Operations were as follows (in thousands except per share amounts):

	Year ended December 31, 2014			Year ended December 31, 2013
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Revenues – Commercial Cyber Solutions	$11,280	$44	$11,324	$9,823	$—	$9,823
Total Revenues	290,530	44	290,574	298,732	—	298,732
Gross Profit – Commercial Cyber Solutions	8,787	44	8,831	7,983	—	7,983
Total Gross Profit	95,129	44	95,173	99,512	—	99,512
Operating Expenses	95,155	1,209	96,364	84,701	969	85,670
Operating Loss	(12,188)	(1,165)	(13,353)	(9,847)	(969)	(10,816)
Loss before Income Taxes	(20,992)	(1,165)	(22,157)	(19,639)	(969)	(20,608)
Income Tax Benefit, net	(8,128)	(494)	(8,622)	(9,005)	(384)	(9,389)
Net Loss	(12,864)	(671)	(13,535)	(10,634)	(585)	(11,219)
Loss per Share
Basic	(0.34)	(0.02)	(0.36)	(0.29)	(0.02)	(0.31)
Diluted	(0.34)	(0.02)	(0.36)	(0.29)	(0.02)	(0.31)

The effects of the correction of immaterial errors on our Consolidated Statements of Changes in Stockholders' Equity were as follows (in thousands except per share amounts):

	Additional Paid-In Capital (APIC)	(Accumulated Deficit) Retained Earnings	Total Shareholders’ Equity
As Previously Reported January 1, 2013	$292,715	$8,277	$301,028
Adjustment	—	(161)	(161)
As Revised January 1, 2013	$292,715	$8,116	$300,867

As Previously Reported December 31, 2013	$302,557	$(2,357)	$300,237
Adjustment	—	(746)	(746)
As Revised December 31, 2013	$302,557	$(3,103)	$299,491

As Previously Reported December 31, 2014	$319,554	$(15,221)	$304,371
Adjustment	(3,736)	(1,417)	(5,153)
As Revised December 31, 2014	$315,818	$(16,638)	$299,218

The effects of the correction of immaterial errors on our Consolidated Statements of Cash Flows were as follows (in thousands):

	Year ended December 31, 2014			Year ended December 31, 2013
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net Loss	$(12,864)	$(671)	$(13,535)	$(10,634)	$(585)	$(11,219)
Depreciation and amortization expense	19,357	266	19,623	30,667	266	30,933
Windfall tax benefit from option exercise	(1,189)	145	(1,044)	(219)	—	(219)
Deferred taxes	(5,545)	(834)	(6,379)	(7,191)	(138)	(7,329)
Receivables	(4,263)	(44)	(4,307)	7,587	—	7,587
Inventory, net	(3,492)	515	(2,977)	(1,989)	703	(1,286)
Income tax receivable	1,556	340	1,896	(4,037)	(246)	(4,283)
Accrued expenses	1,905	253	2,158	(4,262)	—	(4,262)
Net cash provided by operating activities	8,464	(30)	8,434	15,120	—	15,120
Purchase of property and equipment	(8,197)	175	(8,022)	(6,236)	—	(6,236)
Net cash used in investing activities	(12,626)	175	(12,451)	(15,675)	—	(15,675)
Windfall tax benefit from option exercise	1,189	(145)	1,044	219	—	219
Net cash provided by (used in) financing activities	41,283	(145)	41,138	(2,604)	—	(2,604)
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

Some software products are licensed on a perpetual basis. In addition, the Company provides maintenance under a separate maintenance agreement, typically for twelve months. Maintenance includes technical support and unspecified software upgrades and enhancements if and when available. Revenue from perpetual software licenses is recognized under the relative selling price method, as noted above, for arrangements in which the software is sold with maintenance and/or professional services. When software is licensed on a subscription basis, revenue is recognized ratably over the length of the subscription, typically one to three years.

Software arrangements that also include hardware where the relative hardware and software components are both essential to the functionality are accounted for under ASC 605-25, “Multiple Element Arrangements”. As such, we allocate revenue to each unit of accounting based on an estimated selling price at the arrangement inception. The estimated selling price for each element is based upon the following hierarchy: VSOE of selling price, if available, third-party evidence ("TPE') of selling price if VSOE of selling price is not available, or best estimate of selling price ("BESP") if neither VSOE of selling price nor TPE of selling price are available. The total arrangement consideration is allocated to each separate unit of accounting using the relative estimated selling prices of each unit based on the aforementioned selling price hierarchy. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting of any specified performance conditions.

To determine the estimated selling price in multiple element arrangements, the Company determines VSOE for each element based on historical stand-alone sales to third parties for the elements contained in the initial agreement, as noted above. If VSOE of selling price cannot be established for a deliverable, we establish TPE of selling price by evaluating similar and interchangeable competitor products or services in standalone arrangements with similarly situated partners. However, as our products contain a significant element of proprietary technology and offer substantially different features and functionality from our competitors, we are unable to obtain comparable pricing of our competitors’ products with similar functionality on a stand-alone basis. Therefore, we have not been able to obtain reliable evidence of TPE of selling price. If neither VSOE nor TPE of selling price can be established for a deliverable, we establish BESP primarily based on our pricing model and our go-to-market strategy.
All revenue is net of intercompany adjustments.

Cost of Revenues
Cost of revenues consists primarily of compensation expenses for program personnel, the fringe benefits associated with this compensation and other direct expenses incurred to complete programs, including cost of materials and subcontract efforts.
Inventories
Inventories are valued at the lower of cost or market. Our inventory consists of specialty products that we manufacture on a limited quantity basis for our customers. As of December 31, 2015 and 2014, we had inventory reserve balances of $0.1 million and $0.2 million respectively, for certain products where the market has not developed as expected.
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. Invoice terms range from net 10 days to net 90 days. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance (allowance for doubtful accounts) based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written-off through a charge to the valuation allowance and a credit to accounts receivable. For the years ended December 31, 2015, 2014 and 2013 there were no credits to the valuation allowance.
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
Software Development Costs
Costs of internally developed software for resale are expensed until the technological feasibility of the software product has been established. In accordance with the pronouncement on software development costs of the Accounting Standards Codification (“ASC”), software development costs are capitalized and amortized over the product's estimated useful life. As of December 31, 2015 and 2014, we had capitalized $6.2 million and $5.8 million of software development costs, respectively. The capitalized software development costs are amortized using the greater of straight-line method or as a percentage of revenue recognized from the sale of the capitalized software. For the years ended December 31, 2015, 2014 and 2013, the Company recorded related amortization of $1.1 million, $1.1 million and $0.3 million, respectively.
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

Goodwill
Purchase price in excess of the fair value of tangible assets and identifiable intangible assets acquired and liabilities assumed in a business combination is recorded as goodwill. In accordance with FASB ASC Topic 350-20, Goodwill, the Company tests for impairment at least annually. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The Company operates two reporting units. The fair value of each reporting unit is estimated using either qualitative analysis or a combination of income and market approaches. If the carrying amount of the unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.
Determining the fair value of a reporting unit is a judgment involving significant estimates and assumptions. These estimates and assumptions include revenue growth rates, operating margins and working capital requirements used to calculate projected future cash flows, risk-adjusted discount rates, selected multiples, control premiums and future economic and market conditions. We have based our fair value estimates on assumptions that we believe to be reasonable, but that are unpredictable and inherently uncertain.The Company evaluated goodwill at the beginning of the fourth quarter of fiscal years 2015, 2014 and 2013 and found no impairment to the carrying value of goodwill of either of its reporting units.
Late in the fourth quarter of 2015, management began to evaluate strategic alternatives related to its Commercial Cyber Solutions segment. The Company began exploring the possibility of minority investments into this segment, the sale of the entire segment or the possibility of altering the level of investment going forward. The Company also implemented cost reductions subsequent to December 31, 2015 in this segment to reduce the funding required to cover operating losses and further committed to a reduced level of internal funding targeted to a range of $5 million to $7 million for 2016. Management believes these activities represented a triggering event and further believes that it is more likely than not that as a result of these activities and information, which came to light subsequent to December 31, 2015, relative to indications from prospective parties, that the fair value of the segment had fallen below the carrying value. As such the Company completed a Step 1 analysis of goodwill, which indicated the fair value was lower than the segment’s carrying value. In accordance with ASC 350-20-35-18 management has elected to make an estimate of the goodwill impairment charge as of December 31, 2015, subject to finalizing a Step 2 analysis during the first quarter of 2016. The estimate was based on a number of factors including the estimated fair value of working capital assets, fixed assets, customer relationships, deferred revenue and developed technology as well as relevant market related data. The estimated impairment to goodwill for the Commercial Cyber Solutions segment as of December 31, 2015 is $8.0 million.
A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such amounts, is as follows (in thousands):

	Government Solutions	Commercial Cyber Solutions	Consolidated
Goodwill as of December 31, 2014	$280,517	$15,467	$295,984
Acquisition	16,706	—	16,706
Impairment charges	—	(8,000)	(8,000)
Goodwill as of December 31, 2015	297,223	7,467	304,690
Intangibles
Intangible assets consist of the value of customer related intangibles acquired in various acquisitions. Intangible assets are amortized on a straight line basis over their estimated useful lives unless the pattern of usage of the benefits indicates an alternative method is more representative. The useful lives of the intangibles range from one to seven years.
Concentrations of Credit Risk
We maintain cash balances that, at times, during the years ended December 31, 2015 and 2014 exceeded the federally insured limit on a per financial institution basis. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to cash. In addition, we have credit risk associated with our receivables that arise in the ordinary course of business. In excess of 90% of our total revenue is derived from contracts where the end customer is the US Government and any disruption to cash payments from our end customer could put the Company at risk.
Use of Estimates
Management uses estimates and assumptions in preparing these consolidated financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Significant estimates include amortization lives, depreciation lives, percentage of completion revenue, VSOE, TPE, BESP, inventory obsolescence reserves, medical self-insurance IBNR, income taxes and stock compensation expense. Actual results could vary from the estimates that were used.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with original maturities of three months or less, when purchased, to be cash equivalents.
Fair Value of Financial Instruments
The balance sheet includes various financial instruments consisting of cash and cash equivalents, accounts receivable, and accounts payable. The fair values of these instruments approximate the carrying values due to the short maturity of these instruments. The balance sheet also includes our convertible senior notes, the fair value of is estimated using a market approach with Level 2 inputs.
Research and Development
Internally funded research and development expenses are expensed as incurred and are included in cost of operations in the accompanying consolidated statement of operations. In accordance with FASB ASC Topic 730, Research and Development, such costs consist primarily of payroll, materials, subcontractor and an allocation of overhead costs related to product development. Research and development costs totaled $19.0 million, $18.6 million and $7.5 million for years ended December 31, 2015, 2014 and 2013, respectively, and are included as operating expenses in the consolidated statement of operations.
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
For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax liability or benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax obligations or benefits and subsequent adjustments as considered appropriate by management. The Company's policy is to record interest and penalties as an increase in the liability for uncertain tax obligations or benefits and a corresponding increase to the income tax provision. No material adjustments were recorded as of December 31, 2015, 2014, or 2013.
Earnings (Loss) per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the diluted weighted-average common shares outstanding during the period, which reflects the potential dilution of stock options, warrants, and contingently issuable shares that could share in our loss if the securities were exercised.

The following table presents the calculation of basic and diluted net loss per share (in thousands except per share amounts):

	December 31, 2015	December 31, 2014	December 31, 2013
Net loss	$(58,622)	$(13,535)	$(11,219)
Weighted-average shares – basic	38,722	37,443	36,619
Effect of dilutive potential common shares	—	—	—
Weighted-average shares – diluted	38,722	37,443	36,619
Net loss per share – basic	$(1.51)	$(0.36)	$(0.31)
Net loss per share – diluted	$(1.51)	$(0.36)	$(0.31)
Anti-dilutive share-based awards, excluded	5,281	7,251	7,415
Outstanding Anti-dilutive share-based awards, total	5,281	7,251	7,415
Employee equity share options, restricted shares, and warrants granted by the Company are treated as potential common shares outstanding in computing diluted loss per share. Diluted shares outstanding include the dilutive effect of in-the-money options and in-the-money warrants and unvested restricted stock. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible, are collectively assumed to be used to repurchase shares. As we incurred a net loss for the years ended December 31, 2015, 2014 and 2013, none of the outstanding options or warrants were included in the diluted share calculation as they would have been anti-dilutive.
The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread of our Convertible Senior Notes due 2019 (the "Notes") on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share of common stock when the average market price of our common stock for a given period exceeds the Notes' conversion price of $14.83. For the year ended December 31, 2015, approximately 10.1 million shares related the Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the conversion price of the Notes exceeded the average market price of the Company’s common shares for the years ended December 31, 2015 and 2014, and the Company had a net loss for the years ended December 31, 2015 and 2014.
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

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (FASB ASC Subtopic 835-30). The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. This pronouncement is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. In August 2015 the FASB issued an amendment, which addresses the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. We elected to early adopt this standard for our fiscal year 2015 retrospectively. The impact of this adoption is presented above in "Prior Period Financial Statement Revision, Reclassifications, and Accounting Changes." We continue to present debt issuance costs related to our revolving credit facility as Prepaid expenses and Other assets in the Consolidated Balance Sheets, as allowed under the guidance.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes, amending the accounting for income taxes and requiring all deferred tax assets and liabilities to be classified as non-current on the consolidated balance sheet.  The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted.  The ASU may be adopted either prospectively or retrospectively.  We are currently evaluating the method of adoption and the impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.

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
Details of the acquisitions completed since January 1, 2014 are outlined below:
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

2015 Acquisitions
During the first and second quarters of 2015, the Company acquired Milestone Intelligence Group, Inc. ("Milestone"), Ponte Technologies, LLC ("Ponte Tech") and certain assets of Innovative Engineering Solutions, Inc. in three separate transactions. The total consideration paid for these three acquisitions was $21.4 million in cash and 242,250 shares of KEYW stock valued at $1.9 million. These acquisitions individually and combined are not considered material to the financial results of KEYW.
The total purchase price paid for the acquisitions described above have been allocated as follows (in thousands):

	2014 Acquisitions	2015 Acquisitions

Cash	$—	$643
Current assets, net of cash acquired	63	1,533
Fixed assets	24	155
Intangibles	3,928	5,059
Goodwill	—	16,706
Total Assets Acquired	4,015	24,096
Current liabilities	59	844
Total Liabilities Assumed	59	844
Net Assets Acquired	$3,956	$23,252
Net Cash Paid	$2,890	$20,751
Equity Issued	1,066	1,858
Actual Cash Paid	$2,890	$21,394
All acquisitions were accounted for using the acquisition method of accounting. Results of operations for each acquired entity are included in the consolidated financial statements from the date of each acquisition.
Pro forma income statements are not presented for 2015 and 2014 as there have been no material acquisitions during the twelve months ended December 31, 2015 or 2014.

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
At December 31, 2015 and 2014, we did not have any assets or liabilities recorded at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques.
4. RECEIVABLES
Receivables consist of the following:

	(In thousands)
Receivables	December 31, 2015	December 31, 2014
Billed Receivables	$41,603	$35,338
Unbilled Receivables	16,764	21,667
Total Receivables	$58,367	$57,005
Unbilled amounts represent revenue recognized which could not be billed by the period end based on contract terms. The majority of the unbilled amounts were billed subsequent to period end. Retainages typically exist at the end of a project and/or if there is a disputed item on an invoice received by a customer. At December 31, 2015 and 2014, retained amounts are insignificant and are expected to be collected subsequent to the balance sheet date.
Most of the Company's revenues are derived from contracts with the US Government, in which we are either the prime contractor or a subcontractor, depending on the award.
5. INVENTORIES
Inventories at December 31, 2015 and 2014, consisted of work in process at various stages of production and finished goods. This inventory, which consists primarily of mobile communications devices, aeroptic cameras and radars, are valued at the lower of cost or market. The cost of the work in process consists of materials put into production, the cost of labor and an allocation of overhead costs. At December 31, 2015 and 2014, we had reserved $0.1 million and $0.2 million respectively, for certain inventory items where the market has not developed as expected.

Activity in our Inventory Reserve is as follows (In Thousands):
Balance - January 1, 2014	$—
Additions	628
Write-offs	(457)
Balance - December 31, 2014	171
Additions	1,110
Write-offs	(1,210)
Balance - December 31, 2015	$71
6. PREPAID EXPENSES
Prepaid expenses at December 31, 2015 and 2014, primarily consist of prepaid insurance, deferred financing costs related to the revolving credit facility and software licenses.

7. PROPERTY AND EQUIPMENT
Property and equipment are as follows:

	(In thousands)
Property and Equipment	December 31, 2015	December 31, 2014
Aircraft	$11,296	$10,490
Leasehold	22,706	15,618
Manufacturing Equipment	6,037	4,402
Software Development Costs	6,205	5,577
Office Equipment	16,496	13,219
Total	62,740	49,306
Accumulated Depreciation	(28,649)	(20,672)
Property and Equipment, net	$34,091	$28,634
Depreciation and amortization expense charged to operations was $8.4 million, $7.5 million, and $6.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
8. AMORTIZATION OF INTANGIBLE ASSETS
The following tables summarize the components of gross and net intangible asset balances for the acquisitions noted below. Intangible assets that have been fully amortized as of the respective tables balance sheet dates have not been included below.

	December 31, 2015 (In thousands)
Acquisition	Intangible	Gross Book Value	Accumulated Amortization	Net Book Value
Poole	Contract rights	$20,914	$13,595	$7,319
Milestone	Contracts	2,170	693	1,477
Innovative Engineering Solutions	Contracts	1,225	289	936
Ponte Tech	Customer Relationships	1,664	439	1,225
Sensage	Customer Relationships	3,682	2,393	1,289
ATC	Intellectual Property	2,360	1,049	1,311
		$32,015	$18,458	$13,557

	December 31, 2014 (In thousands)
Acquisition	Intangible	Gross Book Value	Accumulated Amortization	Net Book Value
Everest	Contracts	$4,690	$3,830	$860
FASI	Contracts	2,775	2,544	231
Poole	Contract rights	20,914	9,412	11,502
Sensage	Intellectual Property	4,567	3,425	1,142
Sensage	Customer Relationships	3,682	1,657	2,025
Rsignia	Intellectual Property	5,001	3,473	1,528
Dilijent	Intellectual Property	1,000	694	306
IDEAL	Contracts	2,056	1,970	86
NetClarity	Intellectual Property	692	135	557
NetClarity	Customer Relationships	876	102	774
ATC	Intellectual Property	2,360	262	2,098
		$48,613	$27,504	$21,109

Estimated future intangible amortization expense by year as of December 31, 2015, (In thousands):
2016	2017	2018
$7,392	$5,900	$265
The Company recorded amortization expense of $11.4 million, $12.2 million, and $24.7 million for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, the remaining weighted-average amortization period for acquired intangible assets is 1.8 years.
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

As of December 31, 2015, the outstanding principal of the Notes was $149.5 million, the unamortized debt discount was $20.0 million, the unamortized deferred financing costs were $3.3 million and the carrying amount of the liability component was $126.2 million, which was recorded as long-term debt within the Company’s consolidated balance sheet. As of December 31, 2015, the fair value of the liability component relating to the Notes, based on a market approach, was approximately $130.9 million and represents a Level 2 valuation.

During the twelve months ended December 31, 2015, the Company recognized $9.8 million of interest expense relating to the Notes, which included $5.1 million for noncash interest expense relating to the debt discount and $0.9 million relating to amortization of deferred financing costs. During the twelve months ended December 31, 2014, the Company recognized $4.3 million of interest expense relating to the Notes, which included $2.2 million for noncash interest expense relating to the debt discount and $0.4 million relating to amortization of deferred financing costs. The Company is estimated to incur $0.9 million, $0.9 million, $0.9 million and $0.5 million in future amortization of deferred financing costs for the subsequent years ending December 31, 2016 - 2019 respectively.

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

The Company is required to comply with certain financial covenants contained in the 2014 Credit Agreement. As of December 31, 2015, the Company was in compliance with all covenants under the Credit Agreement.

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

In February 2016, the Company amended the 2014 Credit Agreement by adjusting the minimum cash interest coverage ratio covenant effective for the quarters ended December 31,  2015, and March 31, 2016 and increasing the applicable interest rates with respect to the Credit Agreement’s consolidated senior secured leverage ratio pricing tiers. The amendment permanently decreases the amount available under the revolver to $20.0 million. At December 31, 2015, we were in compliance with all of our debt covenants under the 2014 Credit Agreement.

2012 Credit Facility
In the fourth quarter of 2012, the Company entered into a the 2012 Credit Agreement, which included a $70 million term loan, a $50 million revolver and an accordion feature allowing for an additional $35 million in borrowing. The 2012 Credit Agreement was a five year, multi-bank agreement with the Royal Bank of Canada, as administrative agent. In connection with entering into the 2012 Credit Facility the Company incurred $3.2 million in financing costs. These financing costs were being amortized using the effective interest rate method over a five year period, the expected life of the related debt. In July of 2014 in connection with issuing the Notes the Company terminated, satisfied, and discharged all of its obligations under the 2012 Credit Agreement. Interest expense recorded under the credit facilities was $4.5 million and $3.5 million during 2014 and 2013, respectively. The Company recognized $0.4 million and $0.6 million in amortization expense relating to deferred financing costs for the twelve months ended December 31, 2014 and 2013, which was included as part of interest expense. In July 2014 as a result of the termination of the 2012 Credit Agreement, the Company wrote off $2.0 million of unamortized deferred financing costs, which were included as part of interest expense.
10. SHARE-BASED COMPENSATION
At December 31, 2015, KEYW had stock-based compensation awards outstanding under the following plans: The 2008 Stock Incentive Plan ("2008 Plan"), The 2009 Stock Incentive Plan ("2009 Plan") and The 2013 Stock Incentive Plan ("2013 Plan").

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
Stock Options
The Company generally issues stock option awards that vest over varying periods, ranging from three to five years, and have a ten-year life. We estimate the fair value of stock options using the Black-Scholes option-pricing model. We use historical data to determine volatility of our stock. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. All option awards terminate within ninety days or sooner after termination of service with the Company except as provided in certain circumstances with regard to our senior executive employment agreements.
No stock options were granted during 2015. The option grants during 2014 and 2013 consist of options issued to new hires, employees acquired through acquisitions, board members and discretionary awards. All equity issuances have an exercise price at market value or higher based upon our publicly-traded share price on the date of grant.
The Black-Scholes model requires certain inputs related to dividend yield, risk-free interest rate, expected volatility and forfeitures in order to price the option values. During 2014 and 2013 our assumptions related to these inputs were as follows:

	2014	2013
Dividend yield	—%	—%
Risk-free interest rate	1.47% - 1.66%	0.65% - 1.75%
Expected volatility	36.35% - 48.65%	29.54% - 51.37%
Forfeitures	11.00% - 37.00%	11.00% - 39.00%

A summary of stock option activity is as follows:

	Number of Shares	Option Exercise Price	Weighted- Average Exercise Price
Options Outstanding 01/01/2013	3,186,414
Options Exercisable 01/01/2013	1,543,284
Granted	512,700	$11.18 - $16.08	$12.18
Exercised	(224,973)	$5.00 - $14.57	$8.10
Forfeited	(392,467)	$5.00 - $16.08	$11.94
Options Outstanding 12/31/2013	3,081,674
Options Exercisable 12/31/2013	1,911,565
Granted	645,670	$13.16 - $17.71	$17.10
Exercised	(501,400)	$5.00 - $14.88	$8.19
Forfeited	(277,070)	$5.00 - $17.11	$13.52
Options Outstanding 12/31/2014	2,948,874
Options Exercisable 12/31/2014	1,934,215
Granted	—	$—	$—
Exercised	(139,270)	$5.00 - $10.00	$5.65
Forfeited	(476,715)	$5.50 - $17.11	$13.00
Options Outstanding 12/31/2015	2,332,889
Options Exercisable 12/31/2015	1,965,633
As of December 31, 2015, outstanding stock options were as follows:

Exercise Price	Options Outstanding	Intrinsic Value	Options Vested	Intrinsic Value	Weighted-Average Remaining Life (Years)
$5.00 - $5.50	341,950	$215,639	341,950	$215,369	3.59
$6.90 - $7.66	258,448	—	258,448	—	6.08
$7.96 - $8.14	69,250	—	69,250	—	5.87
$9.17 - $10.98	188,388	—	188,388	—	5.24
$11.18 - $11.99	245,750	—	205,113	—	6.34
$12.28 - $12.97	384,473	—	314,755	—	6.77
$13.00 - $13.48	155,686	—	135,121	—	7.15
$14.03 - $14.88	225,674	—	219,779	—	5.24
$16.08 - $17.71	463,270	—	232,829	—	8.09
	2,332,889	$215,639	1,965,633	$215,369

EQUITY UNDER THE 2013 STOCK INCENTIVE PLAN
Total equity available to issue	2,700,000
Total equity outstanding or exercised	1,708,010
Total equity remaining	991,990
Restricted Stock Awards
During 2015, the Company issued a total of 491,015 shares of restricted stock under the 2013 Plan. The Company issued 344,415 shares of restricted common stock to existing employees under the long-term incentive plan, 48,000 shares of restricted common stock to board members, 60,750 shares of restricted common stock to new employees and 37,850 shares of restricted common stock to existing employees as discretionary awards. The expense for these shares will be recognized over the vesting life of each individual tranche of shares based upon the fair value of a share of stock at the date of grant. All of the above shares cliff vest in three years. All restricted stock awards have no exercise price.

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

A summary of the outstanding unvested restricted stock awards is as follows:

Unvested Shares
Outstanding 01/01/2013	452,583
Granted	258,250
Vested	(52,033)
Forfeited	(55,300)
Outstanding 12/31/2013	603,500
Granted	279,123
Vested	(171,481)
Forfeited	(24,137)
Outstanding 12/31/2014	687,005
Granted	591,015
Vested	(270,487)
Forfeited	(47,800)
Outstanding 12/31/2015	959,733
2015 CEO Grant
In October 2015, pursuant to the commencement of William J. Weber’s employment as our CEO, and in accordance with the terms of the Employment Agreement, we issued Mr. Weber (i) 100,000 restricted shares of the Company’s common stock as a sign-on inducement, and (ii) the right to acquire 400,000 shares of our common stock as a long-term incentive inducement. Mr. Weber's sign-on inducement and long-term incentive rights were granted outside the 2013 Plan, in accordance with Section 4(2) of the Securities Act of 1933.

Mr. Weber’s sign-on shares will vest as follows: (i) 50,000 shares on October 1, 2016; (ii) 25,000 shares on October 1, 2018, and (iii) 25,000 shares on October 1, 2019.

The long-term incentive shares will be subject to a two-year holding period following the grant date. The granting and vesting of the above-described inducement shares will be contingent upon Mr. Weber’s continued employment with KEYW, subject to acceleration upon certain events. Mr. Weber's long-term incentive grant consists of four vesting tranches, which will vest at any time prior to the fifth anniversary of October 1, 2015 (“the Commencement Date”) the closing market price of the Company’s common stock over any 30 consecutive trading days is at or greater than the target price, set forth in the table below.

Target Price Per Share	Long-Term Incentive Shares
$13.00	50,000
$16.00	50,000
$20.00	100,000
$25.00	100,000
$30.00	100,000

We measured the fair value of the CEO's long-term incentive grant using a Monte Carlo simulation approach with the following assumptions: risk-free interest rate of 1.67%, weighted-average derived service period of 4.7 years, expected volatility of 59.8% and dividend yield of 0%. The weighted-average grant-date fair value of this grant is $2.96 per share. The expense for this grant will be recognized over the derived service period of each individual tranche.
All stock based compensation has been recorded as part of operating expenses. Accounting standards require forfeitures to be estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture estimates are disclosed in the information with respect to the option grants. For the periods ended December 31, 2015, 2014, and 2013 share-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. The Company recorded total stock compensation expense of $5.5 million, $6.4 million and $5.7 million for the years ended December 31, 2015, 2014, and 2013, respectively. The total unrecognized stock compensation expense at December 31, 2015 is approximately $6.5 million, which will be recognized over the next five years.
As a result of the June 2015 death of Len Moodispaw, our former Chairman and CEO, and in accordance with his equity grant agreements, all of his unvested equity grants immediately vested. As such the corresponding unrecognized stock compensation expense of $0.9 million, was recorded during the second quarter of 2015.
Employee Stock Purchase Plan
Effective January 1, 2011, the Company offered an Employee Stock Purchase Plan (“ESPP”) to employees. Under the terms of the ESPP, employees may purchase up to 1,000 shares of common stock per quarter at a 15% discount to the market price on the last trading day of the quarter. The Company has elected to use open market purchases for all shares issued under the ESPP. In 2015, 2014 and 2013 the Company recognized expense of $0.3 million, $0.4 million and $0.2 million, respectively, under the plan.
11. WARRANTS
During 2015, warrant holders exercised 1,750,841 warrants, with 1,137,500 exercised for cash and 613,341 exercised cashlessly. The 1,137,500 warrants exercised for cash were exercised at $4.00 per shares. The total cash received from these exercises was $4,550,000. Under our warrant agreements, warrants may also be exercised cashlessly based on the average price of the Company's common stock for the 5 days prior to exercise. Under this methodology the warrants that were exercised cashlessly were exchanged for 366,359 shares of the Company's common stock.

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
As of December 31, 2015, outstanding warrants were as follows:

Exercise Price	Warrants Outstanding	Warrants Vested	Weighted-Average Remaining Life (Years)
$5.50	2,179,904	2,179,904	0.38
$9.25	210,000	210,000	1.21
$12.65	158,116	158,116	3.90
	2,548,020	2,548,020
12. COMMITMENTS AND CONTINGENCIES
The Company leases certain office equipment and operating facilities under non-cancellable operating leases that expire at various dates through 2025. Certain leases contain renewal options. Rental payments on certain leases are subject to annual increases based on escalation clauses and increases in the lessor's operating expenses. For the leases that require fixed rental escalations during their lease terms, rent expense is recognized on a straight-line basis resulting in deferred rent. The deferred rent included in other liabilities both current and non-current totaled $13.3 million and $7.5 million at December 31, 2015 and 2014, respectively, of which $10.7 million and $6.2 million related to the lease incentive liability at December 31, 2015 and 2014, respectively. Total net lease expense was $7.1 million, $5.7 million and $5.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The schedule below shows the future minimum lease payments required under our operating leases as of December 31, 2015.

	(In Thousands)
Type	2016	2017	2018	2019	2020	Thereafter
Facilities/Office space	$8,801	$8,890	$8,252	$7,249	$7,158	$21,110
Office equipment	81	58	42	—	—	—
Operating Leases	$8,882	$8,948	$8,294	$7,249	$7,158	$21,110
The Company has entered into employment agreements with several executives providing for certain salary levels, severance and change of control provisions through the term of the agreements expiring in February 2017.
In the normal course of business, the Company is involved in various legal matters. It is the opinion of management that none of the current legal matters would have a material adverse effect on the Company's financial statements.
13. RETIREMENT PLANS
The Company currently has one qualified defined contribution retirement plan. The KEYW Corporation Employee 401(k) Plan (KEYW Plan), which includes a contributory match 401(k) feature for KEYW employees. As of January 1, 2010, the KEYW Plan calls for an employer matching contribution of up to 10% of eligible compensation. Total authorized contributions under the matching contribution feature of the KEYW Plan were $11.3 million, $9.7 million and $10.4 million, in 2015, 2014 and 2013, respectively. There were no discretionary contributions during these periods.
14. INCOME TAX PROVISION
Applicable income tax (benefit) expense provision is as follows:

	(In thousands)
	2015	2014	2013
Current:
Federal	$—	$(2,343)	$(1,842)
State	(7)	155	1
	(7)	(2,188)	(1,841)
Deferred	21,605	(6,434)	(7,548)
Total provision for income taxes	$21,598	$(8,622)	$(9,389)
Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. At December 31, 2015 and 2014, the net deferred tax liability was $27.9 million and $4.2 million respectively.
Deferred tax assets and liabilities, shown as the sum of the appropriate tax effect for each significant type of temporary differences as of December 31, 2015 and 2014, are as follows:

	(In thousands)
	2015 Deferred Tax		2014 Deferred Tax
	Asset	Liability	Asset	Liability
Net operating loss	$19,526	$—	$9,738	$—
Accrued compensation	2,156	—	2,541	—
Stock based compensation	5,822	—	5,560	—
Tenant improvement allowance	287	—	322	—
Inventory reserves	398	—	227	—
Other deferred tax assets	1,751	—	998	—
Tax credits	1,676	—	1,514	—
Other deferred tax liabilities	—	(294)	—	—
Convertible Debt	—	(2,495)	—	(3,268)
Deferred revenue – current	—	(988)	—	(375)
Prepaid expenses	—	(168)	—	(63)
Depreciation	—	(975)	—	(1,610)
Intangible assets amortization – Definite Lived	8,450	—	5,681	—
Intangible assets amortization – Indefinite Lived	—	(28,864)	—	(25,127)
Internally developed software	—	(1,582)	—	(1,126)
Capitalized R&D 59(e)	695	—	821	—
Less: Valuation Allowance	(33,249)	—	—	—
	$7,512	(35,366)	$27,402	(31,569)
Net deferred liability		$(27,854)		$(4,167)
The Company has recorded a deferred tax asset reflecting the benefit of $45.6 million of federal net operating loss carry-forwards, $2.0 million of federal tax credits for research and development and alternative minimum tax, as well as $65.8 million of state net operating loss carry-forwards, and $0.1 million of state tax credits for research and development. In connection with the acquisition of Sensage, a portion of the net operating loss carryforward is limited under section 382 of the Internal Revenue Code. The annual limitation is equal to approximately $1.7 million and the total net operating loss available for use during the carryforward period is $18.5 million. Deferred tax assets are set to expire between 2016 and 2035.
As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2014 that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting. Equity will be increased by $0.4 million and $0.1 million for federal and state purposes respectively if and when such deferred tax assets are ultimately realized. The Company uses tax law ordering when determining when excess tax benefits have been realized.
The Company has generated three years of pretax losses due to losses generated in its Commercial Cyber Solutions segment relating to the build out of its Hexis G platform. Management has reviewed both positive and negative evidence and weighted this evidence to determine the realization of its deferred tax assets. A significant portion of the negative evidence considered included the cumulative three year losses identified above and the inability to carryback 2014 and 2015 tax losses to recover taxes previously paid given all amounts have been recovered. As a result of a cumulative negative weighting, management believed during 2015 that it was more likely than not the Company’s deferred tax assets will not be realized and recorded a valuation allowance on these assets. The valuation allowance recorded in the amount of $33.2 million did not include the reversal of the deferred tax liability associated with indefinite lived intangibles due to the nature of the underlying assets. The Company’s deferred tax assets will be evaluated in subsequent reporting periods by management using weighted current and future positive and negative evidence to determine if a change in the valuation allowance is required.

The net deferred tax liabilities shown on the balance sheet as of December 31, 2015 and 2014, are as follows:

	(In thousands)
	2015	2014
Deferred taxes – current liability	$(1,450)	$(437)
Deferred taxes – long term liability	(33,916)	(31,132)
Deferred taxes – current assets	486	3,315
Deferred taxes – long term assets	7,026	24,087
Net Deferred Tax Liability	$(27,854)	$(4,167)
A reconciliation of the difference between the statutory federal income tax rate and the effective tax rate for the Company for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Percent of Pre-tax Income
	2015	2014	2013
Tax computed at statutory rate	35.0%	35.0%	35.0%
State income taxes net of federal income tax benefit	4.4%	4.8%	6.5%
Meals and entertainment – non-deductible	(0.7)%	(0.9)%	(0.9)%
Non-deductible acquisition costs	(0.2)%	—%	(0.3)%
ESPP Expense	(0.2)%	(0.4)%	(0.2)%
Other permanent items	0.3%	0.1%	(0.3)%
Provision to return	0.2%	(1.4)%	4.8%
Tax credits	0.6%	1.7%	1.0%
Goodwill Impairment	(7.6)%	—%	—%
Valuation Allowance	(90.1)%	—%	—%
Effective tax rate	(58.3)%	38.9%	45.6%
The Company recognizes the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws.
The following table represents a reconciliation of the Company's total unrecognized tax benefits balance for the year ended December 31, 2015:

(In thousands)
Activity
January 1, 2015	$408
Increases as a result of tax positions taken in a prior period	25
Increases as a result of tax positions taken during the current period	50
December 31, 2015	$483
The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are deemed immaterial and are not included in the above table or within the financial statements.

As of December 31, 2015, the following tax years remained subject to examination by the major tax jurisdictions indicated:

Major Jurisdictions	Open Years
United States	2011 through 2014
California	2011 through 2014
Maryland	2010 through 2014
Massachusetts	2012 through 2014
Virginia	2012 through 2014
During the year ended December 31, 2015, the Internal Revenue Service (‘IRS’) initiated an audit of the Company's Federal returns for the years ended December 31, 2013 and 2014. Management has reviewed its ASC 740-10 (‘FIN 48’) positions and does not believe it is reasonably possible that its unrecognized tax benefits would materially change in the next twelve months. If an issue addressed during the IRS audit is resolved in a manner inconsistent with Management expectations, the Company would adjust its net operating loss carryback and reduce its 2014 net operating loss carryforward. The Company expects the IRS review to be completed during 2016.

15. SEGMENT INFORMATION
Segment
The Company defines its reportable segments based on the way the chief operating decision maker (CODM), currently its chief executive officer, manages the operations of the Company for allocating resources and assessing performance. The Company operates two reportable segments: Government Solutions and Commercial Cyber Solutions. The Government Solutions segment primarily includes revenue from providing information solutions and services to national and military intelligence agencies. The Commercial Cyber Solutions segment primarily includes revenue from providing cybersecurity software products and services to commercial companies. The Company's reportable segments are business units that offer different products and services. They are managed separately because each business requires a different customer base.

Disclosure of segment information is on the same basis that management uses internally for evaluating segment performance and allocating resources. Transactions between segments are eliminated in consolidation. The costs of shared services, and other administrative functions managed on a common basis, are allocated to the segments based on usage or other factors based on the nature of the activity. The accounting policies of the reportable operating segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.”

Summarized financial information concerning the Company's reportable segments is show in the tables below:

	As of and For the Year Ended December 31, 2015 (In Thousands)
	Government Solutions	Commercial Cyber Solutions	Consolidated

Goodwill	$297,223	$7,467	$304,690
Intangibles, net	10,957	2,600	13,557
Revenues	297,935	13,875	311,810
Gross Profit	89,729	9,861	99,590
Operating Income (Loss)	18,916	(45,682)	(26,766)
Depreciation and Amortization	12,964	6,885	19,849

	As of and For the Year Ended December 31, 2014 (In Thousands)
	Government Solutions	Commercial Cyber Solutions	Consolidated

Goodwill	$280,517	$15,467	$295,984
Intangibles, net	12,985	8,124	21,109
Revenues	279,250	11,324	290,574
Gross Profit	86,342	8,831	95,173
Operating Income (Loss)	21,743	(35,096)	(13,353)
Depreciation and Amortization	13,066	6,557	19,623

	As of and For the Year Ended December 31, 2013 (In Thousands)
	Government Solutions	Commercial Cyber Solutions	Consolidated

Goodwill	$280,517	$15,467	$295,984
Intangibles, net	20,723	8,620	29,343
Revenues	288,909	9,823	298,732
Gross Profit	91,529	7,983	99,512
Operating Income (Loss)	4,985	(15,801)	(10,816)
Depreciation and Amortization	26,263	4,670	30,933

Asset information by segment is not a key measure of performance used by the CODM. The Company does not identify interest or income taxes with individual segments as the cash is managed at the corporate level and tax returns are filed on a consolidated basis. Substantially all of the Company’s revenues and tangible long-lived assets are generated by or located in the United States. As such, financial information by geographic location is not presented.

Customer
For the years ended December 31, 2015, 2014 and 2013 we earned approximately 94%, 91% and 93%, respectively, of our revenue from prime contracts with the U.S. Government or subcontracts with other contractors engaged in work for the U.S. Government. The percentage of total revenue by customer sector was a follows:

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013

Department of Defense	87%	70%	73%
Other intelligence agencies and law enforcement	6%	21%	20%
Commercial and other	7%	9%	7%
16. SUBSEQUENT EVENTS
In connection with the preparation of its financial statements for the year ended December 31, 2015, the Company has evaluated events that occurred subsequent to December 31, 2015 to determine whether any of these events required recognition or disclosure in the 2015 financial statements. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements other than those listed below.

During March 2016, the Company sold certain assets related its systems engineering and technical assistance ("SETA") business to Quantech Services, Incorporated.

EXHIBIT INDEX

Exhibit No.	Exhibit Description
1.1	Underwriting Agreement among the Company and RBC Capital Markets, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives, dated July 16, 2014.	(15)
2.1	Agreement and Plan of Merger, dated as of July 27, 2011, by and among The KEYW Corporation (“Purchaser”), FLD Acquisition Corporation, a wholly-owned subsidiary of Purchaser, Flight Landata Inc., and Jill Mann of Mann & Mann, P.C., as the Stockholder Representative.	(4)
2.2	Stock Purchase Agreement, dated September 10, 2012, by and among The KEYW Corporation, The KEYW Holding Corporation, Poole & Associates, Inc., the stockholders of Poole & Associates, Inc. and the Representative of the Sellers.	(7)
2.3	Agreement and Plan of Merger, dated September 13, 2012, by and among SenSage, Inc., The KEYW Corporation, The KEYW Holding Corporation, SSI Acquisition Corporation, and Fortis Advisors LLC as Representative of SenSage, Inc.'s shareholders.	(8)
3.1	Amended and Restated Articles of Incorporation of the Company, as filed on October 6, 2010.	(2)
3.2	Certificate of Correction of Articles of Amendment and Restatement.	(9)
3.3	Amended and Restated Bylaws of the Company, effective as of August 13, 2014.	(16)
4.1	Specimen of Common Stock Certificate.	(1)
4.2	Indenture, dated July 21, 2014, between the Company and Wilmington Trust, National Association, as trustee.	(15)
4.3	First Supplemental Indenture, dated July 21, 2014, between the Company and Wilmington Trust, National Association, as trustee.	(15)
4.4	Form of 2.50% Convertible Senior Note due 2019 (incorporated by reference to Exhibit 4.2 hereto).	(15)
10.1*	The KEYW Corporation 2008 Stock Incentive Plan	(1)
10.2*	Form of Incentive Stock Option Agreement for grants pursuant to The KEYW Corporation 2008 Stock Incentive Plan	(1)
10.3*	Form of Non-Qualified Stock Option Agreement for grants pursuant to The KEYW Corporation 2008 Stock Incentive Plan	(1)
10.4*	Form of Restricted Stock Agreement for grants pursuant to The KEYW Corporation 2008 Stock Incentive Plan	(1)
10.5*	The KEYW Holding Corporation 2009 Stock Incentive Plan	(1)
10.6*	Form of Incentive Stock Option Agreement for grants pursuant to The KEYW Holding Corporation 2009 Stock Incentive Plan	(11)
10.7*	Form of Non-Qualified Stock Option Agreement for grants pursuant to The KEYW Holding Corporation 2009 Stock Incentive Plan	(11)
10.8*	Form of Restricted Stock Agreement for grants pursuant to The KEYW Holding Corporation 2009 Stock Incentive Plan	(11)
10.9*	Form of The KEYW Corporation Non-Qualified Stock Options Agreement for non-plan grants	(1)
10.10*	Form of The KEYW Corporation Restricted Stock Agreement for non-plan grants	(1)
10.11*	Long-Term Incentive Plan	(1)
10.12*	Annual Incentive Plan	(1)
10.13*	Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Kimberly J. DeChello	(1)
10.14*	Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Leonard E. Moodispaw	(10)
10.15*	Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Mark A. Willard	(10)
10.16	Form of Amended and Restated Warrant	(10)
10.17*	The KEYW Holding Corporation 2010 Employee Stock Purchase Plan	(1)
10. 18*	Amendment, dated March 12, 2012, to Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Kimberly J. DeChello	(3)

10.19*	Amendment, dated March 12, 2012, to Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Leonard E. Moodispaw	(3)
10. 20*	Amendment, dated March 12, 2012, to Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Mark A. Willard	(3)
10.21*	Second Amendment, dated June 29, 2012, to Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Leonard Moodispaw	(5)
10.22*	Second Amendment, dated June 29, 2012, to Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Mark A. Willard	(5)
10.23*	Second Amendment, dated June 29, 2012, to Employment Agreement, dated June 16, 2010, between The KEYW Corporation and Kimberly J. DeChello	(5)
10.24*	The KEYW Holding Corporation Amended and Restated 2013 Stock Incentive Plan	(6)
10.25*	Form of Incentive Stock Option Agreement for grants pursuant to The KEYW Holding Corporation 2013 Stock Incentive Plan	(11)
10.26*	Form of Non-Qualified Stock Option Agreement for grants pursuant to The KEYW Holding Corporation 2013 Stock Incentive Plan	(11)
10.27*	Form of Restricted Stock Agreement for grants pursuant to The KEYW Holding Corporation 2013 Stock Incentive Plan	(11)
10.28	Hexis Executive Incentive Plan.	(13)
10.29	Base Call Option Transaction Confirmation, dated as of July 16, 2014, between the Company and Royal Bank of Canada.	(14)
10.30	Base Call Option Transaction Confirmation, dated as of July 16, 2014, between the Company and Bank of America, NA.	(14)
10.31	Credit Agreement, dated as of July 21, 2014, among The KEYW Corporation, as the Borrower, certain subsidiaries of the Borrower and the Company, as Guarantors, the lenders identified in the Credit Agreement and Royal Bank of Canada, as Administrative Agent.	(14)
10.32*	Employment Agreement, dated August 11, 2014, between Hexis Cyber Solutions, Inc. and Philip L. Calamia.	(15)
10.33	Additional Call Option Transaction Confirmation, dated as of August 12, 2014, between the Company and Royal Bank of Canada.	(12)
10.34	Additional Call Option Transaction Confirmation, dated as of August 12, 2014, between the Company and Bank of America, NA.	(12)
10.35	Employment Agreement, dated August 25, 2015, between The KEYW Corporation and William J. Weber.	(16)
10.36	Employment Agreement, dated January 4, 2016, between The KEYW Corporation and Michele Cook.	x
10.37	Amendment No. 1, dated as of January 15, 2015, to Credit Agreement, dated as of July 21, 2014, among The KEYW Corporation, as the Borrower, certain subsidiaries of the Borrower.	(17)
10.38	Amendment No. 2, dated as of November 5,2015, to Credit Agreement, dated as of July 21, 2014, among The KEYW Corporation, as the Borrower, certain subsidiaries of the Borrower.	(17)
10.39	Amendment No. 3, dated as of February 25, 2016, to Credit Agreement, dated as of July 21, 2014, among The KEYW Corporation, as the Borrower, certain subsidiaries of the Borrower	(18)
12.1	Computation of Ratio of Earnings to Fixed Charges.	(14)
14.1	Code of Ethics	(2)
21.1	Subsidiaries of the Registrant	x
23.1	Consent of Grant Thornton LLP	x
31.1	Certification of the Chief Executive Officer pursuant to R Rule 13a-14(a)/15d-14(a)	x
31.2	Certification of the Chief Financial Officer pursuant to R Rule 13a-14(a)/15d-14(a)	x
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

(1)	Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-16768).

(2)	Filed as Exhibits 3.1 and 14.1, respectively, to Registrant's Form 10-K filed March 29, 2011, File No. 001-34891.

(3)	Filed as Exhibits 10.36, 10.38 and 10.39, respectively, to the Registrant's Annual Report on Form 10-K, filed March 15, 2012, File No. 001-34891.

(4)	Filed as Exhibit 2.1 to Registrant's Form 8-K filed August 10, 2011, File No. 001-34891.

(5)	Filed as Exhibits 10.1, 10.3 and 10.4, respectively, to Registrant's Current Report on Form 8-K filed July 3, 2012, File No. 001-34891.

(6)	Filed as Annex A to Registrant's Definitive Proxy Statement on Schedule 14A filed July 10, 2015.

(7)	Filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K filed September 12, 2012, File No. 001-34891.

(8)	Filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K filed September 19, 2012, File No. 001-34891.

(9)	Filed as Exhibit 3.1 to Registrant's Current Report on Form 8-K filed July 15, 2014, File No. 001-34891.

(10)	Filed as Exhibits 10.17, 10.18 and 10.20, respectively, to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-16768).

(11)	Filed as Exhibits 10.6, 10.7, 10.8, 10.28, 10.29 and 10.30, respectively, to the Registrant's Annual Report on From 10-K for the year ended December 31, 2012, filed March 12, 2013, File No. 001-34891.

(12)	Filed as Exhibits 10.1 and 10.2, respectively, to the Registrant’s Form 8-K reporting under Items 2.03, 8.01, and 9.0, filed August 15, 2014, File No. 001-3489.

(13)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 7, 2014, File No. 001-34891.

(14)	Filed as Exhibits 1.1, 4.1, 4.2, 4.3, 10.1, 10.2, 10.3 and 12.1, respectively to the Registrant’s Current Report on Form 8-K filed July 21, 2014, File No. 001-38491.

(15)	Filed as Exhibits 3.1 and 10.1 to the Registrant’s Current Report on Form 8-K filed August 15, 2014, File No. 001-34891.

(16)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 31, 2016, File No. 001-34891.

(17)	Filed as Exhibits 10.1 and 10.2, respectively, to the Registrant’s Current Report on Form 8-K, filed November 10, 2015.

(18)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 2, 2015.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE KEYW HOLDING CORPORATION (Registrant)
By:	/s/ William J. Weber
William J. Weber President and Chief Executive Officer; Principal Executive Officer
March 15, 2016

By:	/s/ Philip L. Calamia
Philip L. Calamia Executive Vice President and Chief Financial Officer; Principal Financial and Accounting Officer
March 15, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Deborah A. Bonanni	/s/ Kenneth A. Minihan
Deborah A. Bonanni, Director	Kenneth A. Minihan, Director
March 15, 2016	March 15, 2016

/s/ William I. Campbell	/s/ Arthur L. Money
William I. Campbell, Director	Arthur L Money, Director
March 15, 2016	March 15, 2016

/s/ Pierre A. Chao	/s/ William J. Weber
Pierre Chao, Director	William J. Weber, Director
March 15, 2016	March 15, 2016

/s/ John G. Hannon	/s/ Caroline S. Pisano
John G. Hannon, Director	Caroline S. Pisano, Director
March 15, 2016	March 15, 2016