Form 10-Q
period 2016-03-31
KEYW HOLDING CORP
filed 2016-05-10
CIK 1487101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:          March 31, 2016
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
Yes ☐             No ☒

The number of shares outstanding of the issuer’s common stock ($0.001 par value), as of May 2, 2016 was 40,004,795.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except share and par value per share amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,854	$21,227
Receivables	51,327	53,111
Inventories, net	15,686	15,616
Prepaid expenses	1,318	1,538
Income tax receivable	306	302
Assets held for sale	12,369	7,765
Total current assets	112,860	99,559

Property and equipment, net	27,958	28,750
Goodwill	289,990	297,223
Other intangibles, net	9,490	10,957
Other assets	1,305	1,508
Non-current assets held for sale	—	15,408
TOTAL ASSETS	$441,603	$453,405
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,216	$10,299
Accrued expenses	8,751	9,345
Accrued salaries and wages	9,116	8,916
Deferred income taxes	964	964
Liabilities held for sale	9,304	7,084
Total current liabilities	37,351	36,608
Long-term liabilities:
Convertible senior notes, net of discount	127,742	126,188
Non-current deferred tax liability	27,758	26,890
Other non-current liabilities	11,762	11,894
TOTAL LIABILITIES	204,613	201,580
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5 million shares authorized, none issued	—	—
Common stock, $0.001 par value; 100 million shares authorized, 39,881,064 and 39,940,667 shares issued and outstanding	40	40
Additional paid-in capital	327,620	327,045
Accumulated deficit	(90,670)	(75,260)
Total stockholders’ equity	236,990	251,825
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$441,603	$453,405

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Three months ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)

Revenues	$73,642	$68,848
Costs of Revenues, excluding amortization	50,797	48,607
Gross Profit	22,845	20,241
Operating Expenses
Operating expenses	16,439	15,621
Intangible amortization expense	1,467	1,791
Total	17,906	17,412
Operating Income	4,939	2,829
Non-Operating Expense, net	1,634	2,543
Earnings before Income Taxes from Continuing Operations	3,305	286
Income Tax Expense, net on Continuing Operations	1,396	156
Net Income from Continuing Operations	1,909	130
Loss before Income Taxes from Discontinued Operations	(17,809)	(9,634)
Income Tax Benefit, net on Discontinued Operations	(490)	(3,657)
Loss on Discontinued Operations	(17,319)	(5,977)
Net Loss	$(15,410)	$(5,847)

Weighted Average Common Shares Outstanding
Basic	39,850,003	37,632,364
Diluted	39,900,388	39,658,252

Basic net earnings (loss) per share:
Continuing operations	$0.05	$—
Discontinued operations	(0.44)	(0.16)
Basic net earnings (loss) per share	$(0.39)	$(0.16)

Diluted net earnings (loss) per share:
Continuing operations	$0.05	$—
Discontinued operations	(0.44)	(0.15)
Diluted net earnings (loss) per share	$(0.39)	$(0.15)

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)
(In thousands except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2016	39,940,667	$40	$327,045	$(75,260)	$251,825
Net loss	—	—	—	(15,410)	(15,410)
Warrant exercise, net	21,597	—	—	—	—
Option exercise, net	16,000	—	87	—	87
Restricted stock issuances	8,250	—	832	—	832
Restricted stock forfeitures	(105,450)	—	(511)	—	(511)
Stock based compensation	—	—	167	—	167
Balance, March 31, 2016	39,881,064	$40	$327,620	$(90,670)	$236,990

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands except share amounts)

	Three months ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Net loss	$(15,410)	$(5,847)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock compensation	488	1,189
Depreciation and amortization expense	4,038	5,014
Impairment of Commercial Cyber Solutions goodwill	6,980	—
Estimated cost to sell disposal group	2,275	—
Amortization of discount on convertible debt	1,555	1,268
Gain on disposal of long-lived assets	(3,221)	—
Write-off of deferred financing costs	340	—
Deferred taxes	868	—
Changes in operating assets and liabilities:
Receivables	4,493	1,752
Inventories, net	(1,158)	(1,644)
Prepaid expenses	(951)	416
Income taxes, net	(4)	(3,548)
Accounts payable	(737)	(256)
Accrued expenses	1,350	(3,830)
Other	201	516
Net cash provided by (used in) operating activities	1,107	(4,970)
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(16,328)
Purchases of property and equipment	(1,379)	(2,004)
Capitalized software development costs	(188)	(101)
Proceeds from SETA asset sale	11,000	—
Net cash provided by (used in) investing activities	9,433	(18,433)
Cash flows from financing activities:
Proceeds from option and warrant exercises, net	87	32
Net cash provided by financing activities	87	32
Net increase (decrease) in cash and cash equivalents	10,627	(23,371)
Cash and cash equivalents at beginning of period	21,227	39,601
Cash and cash equivalents at end of period	$31,854	$16,230
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,926	$1,811
Cash paid for taxes	$42	$47

Supplemental disclosure of non-cash investing and financing activities:
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

The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. Certain information and note disclosures normally included in the annual financial statements have been condensed or omitted pursuant to those instructions. This interim information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2015, contained in our Annual Report on Form 10-K and filed with the Securities and Exchange Commission on March 15, 2016. Interim results may not be indicative of our full fiscal year performance.

Corporate Organization
The KEYW Holding Corporation (“Holdco” or "KEYW") was incorporated in Maryland in December 2009. Holdco is a holding company and conducts its operations through The KEYW Corporation (“Opco”), Hexis Cyber Solutions, Inc. ("Hexis"), and their respective wholly owned subsidiaries. As further described in Note 12 during the first quarter of 2016, the Company committed to a plan to sell the Hexis business in its entirety.

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

Principles of Consolidation
The condensed consolidated financial statements include the transactions of KEYW, Opco, Hexis and their wholly owned subsidiaries from the date of their acquisition. All intercompany accounts and transactions have been eliminated.

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

Inventories
Inventories are valued at the lower of cost or net realizable value. Our inventory consists of specialty products that we manufacture on a limited quantity basis for our customers. As of March 31, 2016 and December 31, 2015, we had inventory reserve balance of $0.1 million for certain products where the market has not developed as expected.

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

Software Development Costs
Costs of internally developed software for resale are expensed until the technological feasibility of the software product has been established. In accordance with the pronouncement on software development costs of the Accounting Standards Codification (“ASC”), software development costs are capitalized and amortized over the product's estimated useful life. As of March 31, 2016 and December 31, 2015, we had capitalized $2.1 million and $1.9 million of software development costs, respectively. Capitalized software development costs are amortized using the greater of the straight-line method or as a percentage of revenue recognized from the sale of the capitalized software. Due to the products still being under development and not having been placed into service during the three months ended March 31, 2016 and 2015, the Company had no computer software amortization costs.

Long-Lived Assets (Excluding Goodwill)
The Company follows the provisions of FASB ASC topic 360-10-35, Impairment or Disposal of Long-Lived Assets in accounting for long-lived assets such as property and equipment and intangible assets subject to amortization. The guidance requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. The possibility of impairment exists if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived asset being evaluated. Impairment losses are measured as the difference between the carrying value of long-lived assets and their fair market value based on discounted cash flows of the related assets. Impairment losses are treated as permanent reductions in the carrying amount of the assets. The Company has not recorded any long-lived asset impairments since inception.

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

Determining the fair value of a reporting unit is a judgment involving significant estimates and assumptions. These estimates and assumptions include revenue growth rates, operating margins and working capital requirements used to calculate projected future cash flows, risk-adjusted discount rates, selected multiples, control premiums and future economic and market conditions. We have based our fair value estimates on assumptions that we believe to be reasonable, but that are unpredictable and inherently uncertain. The Company evaluated goodwill at the beginning of the fourth quarter of fiscal year 2015 and found no impairment to the carrying value of goodwill.

Late in the fourth quarter of 2015, management began to evaluate strategic alternatives related to its Commercial Cyber Solutions segment. The Company began exploring the possibility of minority investments into this segment, the sale of the entire segment or the possibility of altering the level of investment going forward. The Company also implemented cost reductions in this segment subsequent to December 31, 2015, to reduce the funding required to cover operating losses and further committed to a reduced level of internal funding targeted to a range of $5 million to $7 million for 2016. Management believed these activities represented a triggering event and further believed that it was more likely than not that as a result of these activities and information, which came to light subsequent to December 31, 2015, relative to indications from potential transaction parties, that the fair value of the

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

segment had fallen below the carrying value. As such the Company completed a Step 1 analysis of goodwill, which indicated the fair value was lower than the segment’s carrying value. In accordance with ASC 350-20-35-18 management elected to make an estimate of the goodwill impairment charge as of December 31, 2015, subject to finalizing a Step 2 analysis during the first quarter of 2016. The estimate was based on a number of factors including the estimated fair value of working capital assets, fixed assets, customer relationships, deferred revenue and developed technology as well as relevant market related data. The estimated impairment to goodwill for the Commercial Cyber Solutions segment as of December 31, 2015, was $8 million. During the first quarter of 2016 the Company completed the Step 2 analysis of goodwill for the Commercial Cyber Solutions segment and determined that no additional goodwill impairment charge was needed as of December 31, 2015.

Subsequent to March 31, 2016, the Company closed the sale of its HawkEye AP product line business and entered into an updated letter of intent for the sale of the assets of its Hawkeye G product line. The agreements contained earn-out provisions based on certain conditions. These two product lines made up all the operations of the Commercial Cyber Solutions segment. The purchase price of Hawkeye AP and Hawkeye G contained in the respective agreements indicated that the fair value of the segment had fallen below its adjusted carrying value. Management believed this represented a triggering event. The Company determined the proceeds from the agreements represented the best estimate of fair value of the segment at March 31, 2016, and recorded an additional $7.0 million impairment of the Commercial Cyber Solutions segment's goodwill.

During the first quarter of 2016 the Company determined to divest of the Commercial Cyber Solutions segment (see Note 12). In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Commercial Cyber Solutions segment are presented as discontinued operations. As a result, the goodwill attributable to the Commercial Cyber Solutions segment as of March 31, 2016 and December 31, 2015, is excluded from the following table and is reported as assets held for sale in the Condensed Consolidated Balance Sheets.

In March 2016, the Company completed the divestiture of its systems engineering and technical assistance ("SETA") business to Quantech Services, Inc. for $11.0 million in cash (see Note 12). The Company has preliminarily determined that the relative fair value of the goodwill associated with the SETA business disposed of was $7.2 million.
A summary of the changes to goodwill, is as follows (in thousands):

Goodwill as of December 31, 2015	$297,223
Divestiture	(7,233)
Goodwill as of March 31, 2016	$289,990

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

Research and Development
Internally funded research and development expenses are expensed as incurred and are included in cost of operations in the accompanying condensed consolidated statement of operations. In accordance with FASB ASC Topic 730, Research and Development, such costs consist primarily of payroll, materials, subcontractor and an allocation of overhead costs related to product development. Research and development costs totaled $0.9 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively, and are included as operating expenses in the condensed consolidated statement of operations.

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enacted date. In evaluating our ability to realize our deferred tax assets, we consider all available positive and negative evidence, including cumulative historic earnings, reversal of deferred tax liabilities, projected taxable income, and tax planning strategies. The assumptions utilized in evaluating both positive and negative evidence require the use of significant judgment concerning our business plans.

For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax liability or benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax obligations or benefits and subsequent adjustments as considered appropriate by management. The Company's policy is to record interest and penalties as an increase in the liability for uncertain tax obligations or benefits and a corresponding increase to the income tax provision. No such adjustments were recorded during the three months ended March 31, 2016.

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

The following table presents the calculation of basic and diluted net loss per share (in thousands except per share amounts):

	Three months ended
	March 31, 2016	March 31, 2015
Net Income from Continuing Operations	$1,909	$130
Loss on Discontinued Operations	(17,319)	(5,977)
Net loss	$(15,410)	$(5,847)
Weighted average shares – basic	39,850	37,632
Effect of dilutive potential common shares	50	2,026
Weighted average shares – diluted	39,900	39,658

Net Income per share from Continuing Operations – basic	$0.05	$—
Net Income per share from Discontinued Operations – basic	(0.44)	(0.16)
Net loss per share – basic	$(0.39)	$(0.16)
Net Income per share from Continuing Operations – diluted	$0.05	$—
Net Income per share from Discontinued Operations – diluted	(0.44)	(0.15)
Net loss per share – diluted	$(0.39)	$(0.15)
Outstanding options and warrants, total	4,544	7,198
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
The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread of our Convertible Senior Notes due 2019 (the "Notes") on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share of common stock when the average market price of our common stock for a given period exceeds the Notes' conversion price of $14.83. For the three and three months ended March 31, 2016, 10.1 million shares related to the Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the conversion price of the Notes exceeded the average market price of the Company’s common shares for the three and three months ended March 31, 2016.

Stock Based Compensation
As discussed in Note 10, the Company applies the fair value method that requires all share-based payments to employees and non-employee directors, including grants of employee stock options, to be expensed over their requisite service period based on their fair value at the grant date, using a prescribed option-pricing model. The expense recognized is based on the straight-line amortization of each individually vesting piece of a grant. The calculated expense is required to be based upon awards that ultimately vest and we have accordingly reduced the expense by estimated forfeitures.

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

Segment Reporting
FASB ASC Section 280, Segment Reporting, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. The guidance also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company defines its reportable segments based on the way the chief operating decision maker (CODM), currently its chief executive officer, manages the operations of the Company for allocating resources and assessing performance. The Company has historically operated two segments, Government Solutions and Commercial Cyber Solutions. The Company has determined that the assets and liabilities of its Commercial Cyber Solutions business meet the held for sale criteria as of March 31, 2016, (see Note 12). Therefore, we have also reclassified the results of our Hexis business, which comprised our entire Commercial Cyber Solutions reportable segment, as discontinued operations for all periods presented in our financial statements and determined that the Company is now operating in only one reporting segment.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 to Topic 718, Compensation - Stock Compensation, require recognition of all excess tax benefits and tax deficiencies through income tax expense or benefit in the income statement. Other amendments in this new standard include guidance on the classification of share-based payment transactions in the statement of cash flows and an option to account for forfeitures of share-based awards as they occur rather than estimating the compensation cost based on the number of awards that are expected to vest. The amendments in the new standard are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.

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

Details of the acquisitions completed since January 1, 2015 are outlined below:

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

The total purchase price paid for the acquisitions described above have been allocated as follows (in thousands):

2015 Acquisitions

Cash	$643
Current assets, net of cash acquired	1,533
Fixed assets	155
Intangibles	5,059
Goodwill	16,706
Total Assets Acquired	24,096
Total Liabilities Assumed	844
Net Assets Acquired	$23,252
Net Cash Paid	$20,751
Equity Issued	1,858
Actual Cash Paid	$21,394

All acquisitions were accounted for using the acquisition method of accounting. Results of operations for each acquired entity were included in the condensed consolidated financial statements from the date of each acquisition.

Pro forma income statements are not presented for the three months ended March 31, 2015, as there were no material acquisitions during that period.

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Level 3	Inputs are unobservable for the asset or liability and rely on management’s own assumptions about what market participants would use in pricing the asset or liability.

At March 31, 2016, we did not have any assets or liabilities measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques.

4. RECEIVABLES

Receivables consist of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
Receivables
Billed	$37,587	$36,278
Unbilled	13,740	16,833
Total Receivables	$51,327	$53,111

Unbilled amounts represent revenue recognized which could not be billed by the period end based on contract terms. The majority of the unbilled amounts were billed subsequent to period end. Retainages typically exist at the end of a project and/or if there is a disputed item on an invoice received by a customer. At March 31, 2016 and December 31, 2015, retained amounts are insignificant and are expected to be collected subsequent to the balance sheet date.
Most of the Company's revenues are derived from contracts with the US Government, in which we are either the prime contractor or a subcontractor, depending on the award.

5. INVENTORIES

Inventories at March 31, 2016 and December 31, 2015 consisted of work in process at various stages of production and finished goods. This inventory, which consists primarily of mobile communications devices, aeroptic cameras and radars, are valued at the lower of cost (as calculated using the weighted average method) or net realizable value. The cost of the work in process consists of materials put into production, the cost of labor and an allocation of overhead costs. At March 31, 2016, and December 31, 2015, we had an inventory reserve balance of $0.1 million for certain products where the market has not developed as expected.

6. PREPAID EXPENSES

Prepaid expenses at March 31, 2016 and December 31, 2015, primarily consist of prepaid insurance, deferred financing costs and software licenses.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

7. PROPERTY AND EQUIPMENT

Property and equipment are as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Property and Equipment
Aircraft	$11,486	$11,296
Leasehold Improvements	22,145	22,469
Manufacturing Equipment	5,540	5,452
Software Development Costs	2,130	1,942
Office Equipment	11,168	10,967
Total	52,469	52,126
Accumulated Depreciation	(24,511)	(23,376)
Property and Equipment, net	$27,958	$28,750

Depreciation expense charged to operations was $1.6 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively.

8. AMORTIZATION OF INTANGIBLE ASSETS

The following values were assigned to intangible assets (other than goodwill) for the acquisitions noted below:

		March 31, 2016 (In thousands)
Acquisition	Intangible	Gross Book Value	Accumulated Amortization	Net Book Value
Poole	Contracts	$20,914	$(14,640)	$6,274
Milestone	Contracts	2,170	(874)	1,296
Innovative Engineering Solutions	Contracts	1,225	(391)	834
Ponte Tech	Customer Relationships	1,664	(578)	1,086
		$25,973	$(16,483)	$9,490

The Company recorded amortization expense of $1.5 million and $1.8 million for the three months ended March 31, 2016, and 2015, respectively.

Estimated future intangible amortization expense by year as of March 31, 2016 (In thousands):
Remainder of 2016	2017	2018
$4,402	$4,823	$265

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

The Company allocated the $149.5 million proceeds from the issuance of the Notes between long-term debt, the liability component, and additional paid-in-capital, the equity component, in the amounts of $122.1 million and $27.4 million, respectively. The initial value of liability component was measured using the nonconvertible debt interest rate. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the Notes. Since the Company must still settle the Notes at face value at or prior to maturity, the Company will accrete the liability component to its face value resulting in additional non-cash interest expense being recognized in the Company’s condensed consolidated statements of operations while the Notes remain outstanding. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

As of March 31, 2016, the outstanding principal of the Notes was $149.5 million, the unamortized debt discount was $18.7 million, the unamortized deferred financing costs were $3.1 million and the carrying amount of the liability component was $127.7 million, which was recorded as long-term debt within the Company’s condensed consolidated balance sheet. As of March 31, 2016, the fair value of the liability component relating to the Notes, based on a market approach, was approximately $130.5 million and represents a Level 2 valuation.

During the three months ended March 31, 2016, the Company recognized $2.5 million of interest expense related to the Notes, which included $1.3 million for noncash interest expense relating to the debt discount and $0.2 million relating to amortization of deferred financing costs. During the three months ended March 31, 2015, the Company recognized $2.4 million of interest expense relating to the Notes, which included $1.3 million for noncash interest expense relating to the debt discount and $0.2 million relating to amortization of deferred financing costs.

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

2014 Revolving Credit Facility
In July 2014, the Company, as guarantor and certain of the Company's subsidiaries, entered into a senior secured credit agreement, (the "2014 Credit Agreement") with certain financial institutions. The 2014 Credit Agreement provided the Company a $42.5 million revolving credit facility (the "2014 Revolver"). The 2014 Revolver includes a swing line loan commitment of up to $10 million and a letter of credit facility of up to $15 million. The Company has not drawn on the 2014 Credit Agreement.

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

In February 2016, the Company amended the 2014 Credit Agreement by adjusting the minimum cash interest coverage ratio covenant effective for the quarters ended December 31, 2015 and March 31, 2016, and increasing the applicable interest rates with respect to the Credit Agreement’s consolidated senior secured leverage ratio pricing tiers. The amendment permanently decreases the amount available under the revolver to $20.0 million. At March 31, 2016, we were in compliance with all of our debt covenants under the 2014 Credit Agreement. As a result of the amendment permanently decreasing the amount available under the revolver the Company wrote off $0.3 million of unamortized deferred financing costs, which were included as part of interest expense.

10. STOCK - BASED COMPENSATION

At March 31, 2016, KEYW had stock-based compensation awards outstanding under the following plans: The 2008 Stock Incentive Plan ("2008 Plan"), The 2009 Stock Incentive Plan ("2009 Plan") and The Amended and Restated 2013 Stock Incentive Plan ("2013 Plan").

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

Stock Options
The Company has issued stock option awards that vest over varying periods, ranging from three to five years, and have a ten-year life. We estimate the fair value of stock options using the Black-Scholes option-pricing model. We use historical data to determine volatility of our stock. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. All option awards terminate within ninety days or sooner after termination of service with the Company, except as provided in certain circumstances under our senior executive employment agreements.

No stock options were issued during the three months ended March 31, 2016. Historically all equity issuances have an exercise price at market value or higher based upon our publicly-traded share price on the date of grant. The Black-Scholes model requires inputs related to dividend yield, risk-free interest rate, expected volatility and forfeitures in order to price the option values.

A summary of stock option activity for the period ended March 31, 2016 is as follows:

	Number of Shares	Option Exercise Price	Weighted Average Exercise Price
Options Outstanding January 1, 2016	2,332,889
Granted	—	—	—
Exercised	(16,000)	$5.00 - $5.50	$5.39
Cancelled	(215,711)	$5.00 - $17.11	$12.87
Options Outstanding March 31, 2016	2,101,178

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

As of March 31, 2016, outstanding stock options were as follows:

Exercise Price	Options Outstanding	Intrinsic Value	Options Vested	Intrinsic Value	Weighted Average Remaining Life (Years)
$5.00 – $5.50	316,450	$394,078	316,450	$394,078	3.37
$6.90 – $7.66	235,698	—	235,698	—	5.83
$7.96 – $8.14	68,500	—	68,500	—	5.62
$9.17 – $10.98	171,513	—	171,513	—	5.00
$11.18 - $11.99	215,625	—	215,175	—	6.06
$12.28 - $12.97	341,048	—	338,175	—	6.50
$13.00 - $13.48	149,650	—	129,459	—	6.91
$14.03 - $14.88	206,674	—	204,727	—	5.02
$16.08 - $17.11	396,020	—	297,019	—	7.85
	2,101,178	$394,078	1,976,716	$394,078

2013 Stock Incentive Plan
Total equity available to issue	2,700,000
Total equity outstanding or exercised	1,515,748
Total equity remaining for future grants	1,184,252

Restricted Stock Awards
During the first three months of 2016, the Company issued 8,250 shares of restricted stock for new hires under the 2013 Plan. The expense for these shares will be recognized over the vesting life of each individual tranche of shares based upon the fair value of a share of stock at the date of grant. All of the above shares cliff vest in three years. All restricted stock awards have no exercise price.

As of March 31, 2016, outstanding unvested restricted stock awards were as follows:

Unvested Shares
Outstanding January 1, 2016	959,733
Granted	8,250
Vested	(188,525)
Cancelled	(105,450)
Outstanding March 31, 2016	674,008

2015 CEO Grant
In October 2015, pursuant to the commencement of William J. Weber’s employment as our CEO, and in accordance with the terms of Mr. Weber's employment agreement, we issued Mr. Weber (i) 100,000 restricted shares of the Company’s common stock as a sign-on inducement, and (ii) the right to acquire 400,000 shares of our common stock as a long-term incentive inducement. Mr. Weber's sign-on inducement and long-term incentive rights were granted outside the 2013 Plan, in accordance with Section 4(2) of the Securities Act of 1933.

Mr. Weber’s sign-on shares will vest as follows: (i) 50,000 shares on October 1, 2016; (ii) 25,000 shares on October 1, 2018, and (iii) 25,000 shares on October 1, 2019.

The long-term incentive shares will be subject to a two-year holding period following the grant date. The granting and vesting of the above-described inducement shares will be contingent upon Mr. Weber’s continued employment with KEYW, subject to acceleration upon certain events. Mr. Weber's long-term incentive grant consists of four vesting tranches, which will vest at any

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

time prior to the fifth anniversary of October 1, 2015, that the closing market price of the Company’s common stock over any 30 consecutive trading days is at or greater than the target price, set forth in the table below.

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
2016 Executive Vice President, Business Development Grant
In January 2016, pursuant to the commencement of Michele Cook's employment as our Executive Vice President of Business Development, and in accordance with the terms of Ms. Cook's employment agreement, Ms. Cook has the right to acquire 100,000 shares of our common stock as a long-term incentive inducement. Ms. Cook's long-term incentive rights were granted outside the 2013 Plan, in accordance with Section 4(2) of the Securities Act of 1933.

The long-term incentive shares will be subject to a two-year holding period following the grant date. The granting and vesting of the above-described inducement shares will be contingent upon Ms. Cook's continued employment with KEYW, subject to acceleration upon certain events. Ms. Cook's long-term incentive grant consists of four vesting tranches, which will vest at any time prior to the fifth anniversary of January 18, 2016, that the closing market price of the Company’s common stock over any 30 consecutive trading days is at or greater than the target price, set forth in the table below.

Target Price Per Share	Long-Term Incentive Shares
$13.00	12,500
$16.00	12,500
$20.00	25,000
$25.00	25,000
$30.00	25,000

We measured the fair value of the EVP's long-term incentive grant using a Monte Carlo simulation approach with the following assumptions: risk-free interest rate of 1.76%, weighted-average derived service period of 4.7 years, expected volatility of 59.5% and dividend yield of 0%. The weighted-average grant-date fair value of this grant is $2.59 per share. The expense for this grant will be recognized over the derived service period of each individual tranche.

All stock based compensation has been recorded as part of operating expenses. Accounting standards require forfeitures to be estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture estimates are disclosed in the information with respect to the option grants. For the periods ended March 31, 2016 and 2015, share-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. The Company recorded total stock compensation expense of $0.5 million and $1.2 million for the three months ended March 31, 2016 and 2015, respectively. The total unrecognized stock compensation expense at March 31, 2016, is approximately $5.1 million, which will be recognized over five years.

11. WARRANTS

During the three months ended March 31, 2016, warrant holders exercised 105,000 warrants by cashless exercise. Under our warrant agreements, warrants may be exercised cashlessly based on the average price of the Company's common stock for the five days prior to exercise. Under this methodology these warrants were exercised cashlessly and were exchanged for 21,597 shares of the Company's common stock.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

As of March 31, 2016, outstanding warrants were as follows:

Exercise Price	Warrants Outstanding	Warrants Vested	Weighted Average Remaining Life (Years)
$5.50	2,074,904	2,074,904	0.14
$9.25	210,000	210,000	0.96
$12.65	158,116	158,116	3.65
	2,443,020	2,443,020

12. BUSINESSES HELD FOR SALE, DISCONTINUED OPERATIONS AND DISPOSITIONS

Dispositions - Discontinued Operations
In our annual report for the fiscal year ended December 31, 2015, we announced that we were exploring strategic alternatives for our Hexis business. Our Hexis business markets our HawkEye products and related maintenance and services to the commercial cyber sector and comprised our entire former Commercial Cyber Solutions reportable segment. As previously announced, the alternatives that we were evaluating included seeking an investment in or an outright sale of this business in one or more transactions to unrelated buyers.
During the first quarter of fiscal year 2016, we completed our assessment of the alternatives for the Hexis business and, the Company committed to a plan to sell the business in its entirety. Management and the Board have decided that although the Hexis business has consistently demonstrated impressive capabilities in its product suites and gained some commercial traction in the marketplace, the progress to date has not been sufficient for the Company to continue to operate the business in the manner that it has been operated in the past. Accordingly, management decided that rather than continuing to commit the resources and investment that would be required to continue to grow the Hexis business, the Company would sell the business and refocus the use of resources and its strategy on the Government Solutions business.
The Company has determined that the assets and liabilities of its Commercial Cyber Solutions business meet the held for sale criteria set forth in ASC 360 - Property, Plant, and Equipment, as (a) management with appropriate authority has committed to a plan to sell the disposal group, (b) the disposal group is available for immediate sale in its present condition, (c) actions to locate a buyer have been initiated, (d) management has concluded that the sale and transfer of the disposal is probable to occur within one year, (e) the disposal group is being actively marketed at a price that is reasonable in relation to its current fair value, and (f) management has concluded that it is unlikely that the company will make significant changes to or withdraw its plan to sell the disposal group.
ASC 360 requires a disposal group that is reclassified as held for sale, but not yet sold, to be measured at the lower of its carrying amount or fair value less cost to sell. In addition, an entity ceases to recognize depreciation on assets included in the disposal group that has been classified as held for sale. Based upon this guidance, we compared the carrying value of the Hexis business to our estimate of the disposal group’s fair value less cost to sell. Development of an estimate of the fair value of the disposal group in this circumstance is complex, as consideration must be given to the nature of the potential sales transaction(s); the composition of the disposal group; market participant expectations regarding the performance, risks, and required returns of and for the disposal group; and the expected results of ongoing negotiations with potential buyers of the business - amongst other factors. These considerations require the application of assumptions that are deemed to be Level 3 inputs on the fair value hierarchy. Based upon our estimate of the fair value of the disposal group less cost to sale, we determined that the carrying value of the Hexis business was greater than its fair value less cost to sell and, accordingly, we recorded an additional impairment charge of $7.0 million to our Commercial Cyber Solutions segment goodwill based on the asset purchase agreement and additional expense of $2.3 million representing the estimated cost to sell the disposal group. As a result we reduced the recorded carrying value of our Commercial Cyber Segment to $3.1 million.
We further note that from inception of the Hexis business through our decision to sell the business, we have been a relatively new participant in the commercial cyber security market. Accordingly, the Hexis business has historically required a significant amount of investment of the Company’s resources. The business has historically incurred losses and was expected to continue to include losses until we gained sufficient traction within the marketplace. Upon completion of the sale of the Hexis business, the Company will no longer offer or market any products or services to the commercial cyber security market and does not intend to make similar investments in the development of commercial cyber security products. After consideration of these factors, we have concluded that our decision to sell the Hexis business constitutes a strategic shift that is expected to have a major effect on our operations and financial results. Therefore, we have also reclassified the results of our Hexis business, which comprised our entire Commercial Cyber Solutions reportable segment, as discontinued operations for all periods presented in our financial statements. The results

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

of our Commercial Cyber Solutions segment previously included the allocation of certain general corporate costs, which we have reallocated to our remaining continuing operations on a retrospective basis.
The following table summarizes the aggregate carrying amounts of the major classes of Hexis assets and liabilities that were classified as held for sale as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016(1)	December 31, 2015
Receivables	$2,547	$5,256
Inventories, net	3,252	2,164
Prepaid expenses	1,175	345
Property and equipment, net	4,964	5,341	(2)
Goodwill	487	7,467	(2)
Other intangibles, net	2,219	2,600	(2)
Estimated cost to sell disposal group	(2,275)	—
Total assets classified as held for sale:	$12,369	$23,173

Accounts payable and other accrued expenses	$4,628	$3,686
Deferred revenue	4,676	3,398
Total liabilities held for sale	$9,304	$7,084
(1) On May 2, 2016 the Company closed on the sale of the assets of its Hawkeye AP product line; and expects the sale of the assets of the Hawkeye G product line to close in less than a year. Therefore, for the period ended March 31, 2016, all assets and liabilities held for sale are reported as current assets and liabilities held for sale on the Condensed Consolidated Balance Sheets.
(2) Amounts as of December 31, 2015, are reflected as part of the non-current assets and liabilities held for sale.

The following table provides a summary of the operating results of Hexis, which we have reflected as discontinued operations for the quarters ended March 31, 2016 and 2015 (in thousands):

	Three months ended March 31,
	2016	2015
Revenues	2,078	2,785
Costs of Revenues, excluding amortization	976	984
Operating expenses	9,275	10,156
Impairment of goodwill	6,980	—
Intangible amortization expense	381	1,279
Estimated cost to sell disposal group	2,275	—
Loss before Income Taxes from Discontinued Operations	(17,809)	(9,634)
Income Tax Benefit, net on Discontinued Operations	(490)	(3,657)
Loss on Discontinued Operations	(17,319)	(5,977)

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

The following table presents the operating and investing cash flows of our discontinued Hexis business as of March 31, 2016 and 2015 (in thousands):

	Three months ended March 31,
	2016	2015
Non-Cash Operating Items
Depreciation and amortization expense	$1,016	$1,893
Impairment of Commercial Cyber Solutions Goodwill	6,980	—
Loss recognized on classification as held for sale	2,275	—
Cash Flows from Investing Activities
Purchases of property and equipment	$(417)	$(397)

Other Dispositions
In March 2016, we completed the sale of our systems engineering and technical assistance (SETA) business to Quantech Services, Inc. for approximately $11 million in cash. The SETA business was not deemed an individually significant component of our Company. Management decided to sell the SETA business in connection with the ongoing strategic review of our overall business, through which we have determined that the growth potential of both KEYW's core business and the SETA business could be maximized if the two businesses were separated. The sale of SETA eliminated KEYW’s conflicts at two key government agencies and will allow our Company to focus 100% on technology development opportunities across the Intelligence Community. However, the sale of SETA did not represent a strategic shift that will have a major effect on our operations and financial results and, accordingly, the business historical results and the gain on sale were classified within continuing operations on our Condensed Consolidated Statements of Operations. Because the sale of SETA was not deemed a discontinued operation, its assets and liabilities of the business were not reclassified as held for sale on our December 31, 2015, balance sheet.
In connection with the sale of SETA, we recognized a preliminary pre-tax gain of approximately $3.7 million. This gain was reported within non-operating expense, net on our statement operations and reflects the difference between the consideration received for SETA and the net carrying value of the business less transaction costs. The net carrying value of the SETA business was preliminarily deemed to include approximately $7.2 million of goodwill that, in accordance with ASC 350, was allocated to the business based upon the relative fair values of SETA and the overall Government Solutions reporting unit within which the SETA business has been historically reported.

13. INCOME TAXES

The Company's quarterly provision for income taxes is measured using an estimated annual effective tax rate adjusted for discrete items that occur within the quarter. For the three months ended March 31, 2016 and 2015, the provision for income taxes for continuing operations was an expense of $1.4 million and $0.2 million, respectively.

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

14. SUBSEQUENT EVENTS

In connection with the preparation of its financial statements for the three months ended March 31, 2016, the Company has evaluated events that occurred subsequent to March 31, 2016, to determine whether any of these events required recognition or disclosure in the first three months of the 2016 financial statements. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements, other than those outlined below.

On May 2, 2016, KEYW closed the sale of the HawkEye AP product line business to Ignite Analytics, Inc., an affiliate of Ignite Technologies, Inc. The Company executed a letter of intent for the sale of the assets of its Hawkeye G product line and is working towards finalizing a definitive agreement.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that management believes is relevant to an assessment and an understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and accompanying notes as well as our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 15, 2016.

FORWARD-LOOKING STATEMENTS
The matters discussed in this Quarterly Report may constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, activity levels, performance or achievements to be materially different from any future results, activity levels, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “could”, “expect”, “estimate”, “may”, “potential”, “will”, and “would”, or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. There may be events in the future that we are not able to predict or control accurately, and numerous factors may cause events, our results of operations, financial performance, achievements, or industry performance, to differ materially from those reflected in the forward-looking statements. The factors listed in the section captioned “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 15, 2016, as well as any other cautionary language in this Quarterly Report, provide examples of such risks, uncertainties, and events.

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

CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our condensed consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any, are disclosed in the financial statements. On an ongoing basis, we evaluate our estimates and assumptions, including those related to long-term contracts, product returns, bad debts, inventories, fixed asset lives, income taxes, environmental matters, litigation, and other contingencies. These estimates and assumptions are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2015. We base our estimates and assumptions on historical experience and on various factors that are believed to be reasonable under the circumstances, including current and expected economic conditions, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from our estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our Annual Report on Form 10-K for year ended December 31, 2015.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2016 AND MARCH 31, 2015
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

CONSOLIDATED OVERVIEW (In thousands)	Three months ended March 31, 2016	% of Revenue	Three months ended March 31, 2015	% of Revenue
Revenue	$73,642	100.0%	$68,848	100.0%
Gross Margin	22,845	31.0%	20,241	29.4%
Operating Expenses	16,439	22.3%	15,621	22.7%
Intangible Amortization	1,467	2.0%	1,791	2.6%
Non-operating Expense, net	1,634	2.2%	2,543	3.7%
Income Tax Expense, net on Continuing Operations	1,396	1.9%	156	0.2%
Loss on Discontinued Operations	(17,319)	(23.5)%	(5,977)	(8.7)%

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Revenue increased by $4.8 million, or 7.0%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. The largest drivers of the increase were related to increased product sales and the continued expansion of our government cyber training initiatives, which were partially offset by the decrease in revenue related to the SETA divestiture.
Gross margin increased by $2.6 million, and increased slightly as a percentage of revenue for the quarter ended March 31, 2016, as compared to the quarter ended March 31, 2015. The increase in gross margin dollars was predominately due to the increase in revenue discussed above.
Our cost of operations for the three months ended March 31, 2016 increased by $0.8 million and basically flat as a percentage of revenue compared to the same period ended March 31, 2015. The increase in dollars is due primarily to the new Milestone facility, which we moved into during the third quarter of 2015 and higher professional fees.
Intangible amortization expense was $1.5 million for the three months ended March 31, 2016 and 2015. Amortization decreased slightly due to certain intangibles from prior acquisitions becoming fully amortized, which were mostly offset by the amortization of intangible assets associated with our 2015 acquisitions.
Non-operating expense decreased by $0.9 million for the quarter ended March 31, 2016, as compared to the quarter ended March 31, 2015. The decrease in non-operating expense was driven by the pre-tax gain related to the sale of our systems engineering and technical assistance (SETA) business of $3.7 million, which was partially offset by increased interest expense and certain operating lease disposal costs.

The effective tax rate on income from continuing operations was 42.2% and 54.4% for the three months ended March 31, 2016 and 2015, respectively. The provision for income tax for the quarter ended March 31, 2016, includes a valuation allowance due to the uncertainty of the utilization of deferred tax assets in future periods.

Loss on discontinued operations increased by $11.3million, or 189.7% for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. The largest drivers of the increase were related to the additional goodwill impairment of $7.0 million and $2.3 million estimated costs to sell the disposal group during the first quarter of 2016. In addition there was a $3.2 million decrease in income tax benefit on discontinued operations. The provision for income tax for the quarter ended March 31, 2016, includes a valuation allowance due to the uncertainty of the utilization of deferred tax assets in future periods. The increase in tax expense was partially offset by decreases in operating expenses related to our discontinued operations due to cost saving measures put in place in January 2016.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents totaled approximately $31.9 million at March 31, 2016. Our working capital, defined as current assets minus current liabilities, was $75.5 million, which represents an increase of approximately $12.6 million from December 31, 2015. The increase in working capital is primarily due to the sale of our systems engineering and technical assistance ("SETA") business for approximately $11 million in cash and our non-current assets held for sale at December 31, 2015 being classified as current assets at March 31, 2016, as they are expected to be disposed of in less than a year. At March 31, 2016, we were in compliance with all of our debt covenants under our senior credit agreement.
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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

In February 2016, the Company amended the Credit Agreement by adjusting the minimum cash interest coverage ratio covenant effective for the quarters ended December 31, 2015, and March 31, 2016 to 2.25:1.00 and 3.25:1.00, respectively, and increasing the applicable interest rates with respect to the Credit Agreement’s consolidated senior secured leverage ratio pricing tiers. The amendment permanently decreases the amount available under the revolver to $20.0 million. At March 31, 2016, we were in compliance with all of our debt covenants under the Credit Agreement.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding our exposure to interest rates and foreign exchange rate risks.

Interest Rate Risk
At March 31, 2016, we had $149.5 million aggregate principal amount of 2.5% convertible senior notes due 2019 (the "Notes"). As the Notes are fixed rate instruments, as of March 31, 2016, our results of operations are not subject to fluctuations in interest rates.

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

ITEM    4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings and submissions to the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, and reported within the time periods specified in the SEC’s rules and forms. Such controls include those designed to ensure that information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the CEO and CFO concluded that as of December 31, 2015, our disclosure controls and procedures were not effective because of the material weaknesses described in Management's Annual Report on Internal Control Over Financial Reporting contained in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 15, 2016. In light of the material weaknesses identified at December 31, 2015, management has implemented processes and procedures to begin to remediate the identified material weaknesses.

We have also conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, pursuant to Rule 13a-15 of the Exchange Act, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our CEO and CFO concluded that, because the material weakness in our internal control over financial reporting described above had not been fully remediated as of March 31, 2016, our disclosure controls and procedures were not effective as of March 31, 2016.
Notwithstanding the existence of this material weakness, our management has concluded that our condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for all periods and dates presented.

Management’s Plan for Remediation
Our management and Board of Directors are committed to the remediation of the identified material weaknesses, as well as the continued improvement of our overall system of internal control over financial reporting. We are currently working to remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses as follows:

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

•
We are enhancing our internal controls over financial reporting to properly assess the revenue recognition of individual multiple element sales in our Commercial Cyber Segment, which may include software, hardware, training and professional services to ensure they are properly recognizing revenue in accordance with GAAP. Controls will be enhanced to capture and document the impact of complex transactions that are unique in nature and require additional consideration prior to concluding on the proper revenue recognition.

•
As a global approach to addressing these material weaknesses, management will enhance their approach to evaluating complex transactions at a level of precision that minimizes the risk of material misstatement to an acceptable level and document these conclusions.

As we perform our interim testing, we may take additional measures or modify the remediation plan. We believe these measures will remediate the control deficiencies; however, the material weakness will not be considered remediated until management has concluded, through required testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting
Except for the implementation of the remediation measures described above, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As of March 31, 2016, and the date of this filing, the Company is not party to any material on-going legal proceedings.

ITEM 1A.    RISK FACTORS

Except as set forth below, there have have been no material changes from the risk factors previously disclosed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

The risk factor entitled “Acquisitions have formed a significant part of our growth strategy in the past and we expect to continue this strategy in the future. If we are unable to identify suitable acquisition candidates, integrate the businesses we acquire or realize the intended benefits, this aspect of our growth strategy may not succeed. Acquisitions involve numerous risks, including risks related to integration and undisclosed or underestimated liabilities” in our Annual Report on Form 10-K for the year ended December 31, 2015 is hereby amended in its entirety as follows:

We have made and may continue to make acquisitions and divestitures that involve numerous risks and uncertainties.

Historically, part of our growth strategy has relied on acquisitions. We expect to selectively pursue acquisitions and upon completion to integrate those businesses into our existing operations. We intend to seek acquisition opportunities both to expand into new markets and to enhance our position in our existing markets. However, our ability to make acquisitions will depend on a number of steps, including our ability to:

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

In addition, we have divested, and may in the future divest, businesses that are no longer a part of our ongoing strategic plan. These divestitures similarly require significant investment of time and resources, may disrupt our business, distract management from other responsibilities and may result in losses on disposal or continued financial involvement in the divested business, including through indemnification, guarantee or other financial arrangements, for a period of time following the transaction, which could adversely affect our financial results.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2016, pursuant to the commencement of Michele Cook's employment as our Executive Vice President of Business Development, and in accordance with the terms of the Ms. Cook’s employment agreement, Ms. Cook was granted the right to acquire 100,000 shares of our common stock as a long-term incentive inducement. Ms. Cook's long-term incentive rights were granted pursuant to Section 4(2) of the Securities Act of 1933, as amended, which provides an exemption for transactions by an issuer not involving any public offering.

ITEM 6.    EXHIBITS

Exhibits – See Exhibit Index

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KEYW HOLDING CORPORATION

Date:	May 10, 2016	By:	/s/ William J. Weber
William J. Weber
President and Chief Executive Officer

Date:	May 10, 2016	By:	/s/ Philip L. Calamia
Philip L. Calamia
Executive Vice President and Chief Financial Officer

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Exhibit No.	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of the Company, as filed on October 6, 2010	(1)

3.2	Certificate of Correction of Articles of Amendment and Restatement	(2)

3.3	Amended and Restated Bylaws of the Company, effective as of August 13, 2014	(3)

4.1	Specimen of Common Stock Certificate	(4)

4.2	Indenture, dated July 21, 2014, between the Company and Wilmington Trust, National Association, as trustee.	(5)

4.3	First Supplemental Indenture, dated July 21, 2014, between the Company and Wilmington Trust, National Association, as trustee.	(5)

4.4	Form of 2.50% Convertible Senior Note due 2019 (incorporated by reference to Exhibit 4.2 hereto).	(5)

10.1	Employment Agreement, dated January 4, 2016, between The KEYW Corporation and Michele Cook.	(6)

10.2	Amendment No. 3, dated as of February 25, 2016, to Credit Agreement, dated as of July 21, 2014, among The KEYW Corporation, as the Borrower, certain subsidiaries of the Borrower and the Company, as Guarantors, the lenders identified in the Credit Agreement and Royal Bank of Canada, as Administrative Agent.	(7)

10.3	Amendment No. 4, dated as of March 2, 2016, to Credit Agreement, dated as of July 21, 2014, among The KEYW Corporation, as the Borrower, certain subsidiaries of the Borrower and the Company, as Guarantors, the lenders identified in the Credit Agreement and Royal Bank of Canada, as Administrative Agent.	(8)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	x

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	x

32.1*
Certification of the Chief Executive Officer and the Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
		x

101.INS**	XBRL Instance Document	x

101.SCH**	XBRL Taxonomy Extension Schema Document	x

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	x

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	x

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	x

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

x	Filed herewith.
(1)	Filed as Exhibit 3.1 to the Registrant's Form 10-K filed March 29, 2011, File No. 001-34891.
(2)	Filed as Exhibit 3.1 to the Registrant's Form 8-K filed July 15, 2014, File No. 001-34891.
(3)	Filed as Exhibit 3.1 to the Registrant's Form 8-K reporting under Items 5.02, 5.03, 5.07, filed August 15, 2014, File No. 001-34891.
(4)	Filed as Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, as amended, File No. 333-167608.
(5)	Filed as Exhibits 4.1, 4.2, and 4.3, respectively to the Registrant’s Current Report on Form 8-K filed July 21, 2014, File No. 001-38491.
(6)	Filed as 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed March 15, 2016.
(7)	Filed as Exhibit 10.1 to the Registrant’s Form 8-K filed March 2, 2016.
(8)	Filed as Exhibit 10.1 to the Registrant’s Form 8-K filed March 8, 2016.
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