Form 10-Q
period 2016-06-30
KEYW HOLDING CORP
filed 2016-08-09
CIK 1487101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:          June 30, 2016
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
Yes ☐             No ☒

The number of shares outstanding of the issuer’s common stock ($0.001 par value), as of July 29, 2016 was 40,955,243.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except share and par value per share amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,930	$21,227
Receivables	39,678	53,111
Inventories, net	16,017	15,616
Prepaid expenses	2,003	1,538
Income tax receivable	354	302
Assets of discontinued operations	3,170	7,765
Total current assets	109,152	99,559

Property and equipment, net	28,227	28,750
Goodwill	289,990	297,223
Other intangibles, net	8,023	10,957
Other assets	1,529	1,508
Non-current assets of discontinued operations	—	15,408
TOTAL ASSETS	$436,921	$453,405
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,796	$10,299
Accrued expenses	10,001	9,345
Accrued salaries and wages	9,567	8,916
Deferred income taxes	964	964
Liabilities of discontinued operations	6,597	7,084
Total current liabilities	33,925	36,608

Convertible senior notes, net of discount	129,308	126,188
Non-current deferred tax liability	30,760	26,890
Other non-current liabilities	11,694	11,894
TOTAL LIABILITIES	205,687	201,580
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5 million shares authorized, none issued	—	—
Common stock, $0.001 par value; 100 million shares authorized, 40,787,838 and 39,940,667 shares issued and outstanding	41	40
Additional paid-in capital	331,434	327,045
Accumulated deficit	(100,241)	(75,260)
Total stockholders’ equity	231,234	251,825
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$436,921	$453,405

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues	$73,346	$75,869	$146,988	$144,717
Costs of Revenues, excluding amortization	49,467	51,615	100,264	100,222
Gross Profit	23,879	24,254	46,724	44,495
Operating Expenses
Operating expenses	17,345	16,126	33,784	31,747
Intangible amortization expense	1,467	1,816	2,935	3,607
Total Operating Expenses	18,812	17,942	36,719	35,354
Operating Income	5,067	6,312	10,005	9,141
Non-Operating Expense, net	2,531	2,550	4,164	5,093
Earnings before Income Taxes from Continuing Operations	2,536	3,762	5,841	4,048
Income Tax Expense, net on Continuing Operations	2,972	24,768	4,367	24,924
Net (Loss) Income from Continuing Operations	(436)	(21,006)	1,474	(20,876)
Loss before Income Taxes from Discontinued Operations	(9,136)	(10,214)	(26,945)	(19,848)
Income Tax Expense (Benefit), net on Discontinued Operations	—	456	(490)	(3,201)
Net Loss on Discontinued Operations	(9,136)	(10,670)	(26,455)	(16,647)
Net Loss	$(9,572)	$(31,676)	$(24,981)	$(37,523)

Weighted Average Common Shares Outstanding
Basic	40,358,981	38,243,184	40,086,725	37,935,621
Diluted	40,358,981	38,243,184	40,741,286	37,935,621

Basic net (loss) earnings per share:
Continuing operations	$(0.01)	$(0.55)	$0.04	$(0.55)
Discontinued operations	(0.23)	(0.28)	(0.66)	(0.44)
Basic net loss per share	$(0.24)	$(0.83)	$(0.62)	$(0.99)

Diluted net (loss) earnings per share:
Continuing operations	$(0.01)	$(0.55)	$0.04	$(0.55)
Discontinued operations	(0.23)	(0.28)	(0.65)	(0.44)
Diluted net loss per share	$(0.24)	$(0.83)	$(0.61)	$(0.99)

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)
(In thousands except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2016	39,940,667	$40	$327,045	$(75,260)	$251,825
Net loss	—	—	—	(24,981)	(24,981)
Warrant exercise, net	813,791	1	1,919	—	1,920
Option exercise, net	31,500	—	193	—	193
Restricted stock issuances	13,500	—	1,723	—	1,723
Restricted stock forfeitures	(141,150)	—	(905)	—	(905)
Equity issued related to Milestone earnout	129,530	—	1,130	—	1,130
Stock based compensation	—	—	329	—	329
Balance, June 30, 2016	40,787,838	$41	$331,434	$(100,241)	$231,234

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands except share amounts)

	Six months ended June 30,
	2016	2015
Net loss	$(24,981)	$(37,523)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock compensation	1,147	3,299
Depreciation and amortization expense	7,437	10,080
Impairment of Commercial Cyber Solutions goodwill	6,980	—
Amortization of discount on convertible debt	3,120	2,548
(Gain) loss on disposal of assets	(3,447)	1,148
Loss on sale of assets held for sale	3,568	—
Write-off of deferred financing costs	340	—
Deferred taxes	3,870	21,501
Changes in operating assets and liabilities:
Receivables	18,294	1,600
Inventories, net	(1,502)	(3,930)
Prepaid expenses	(1,421)	323
Accounts payable	(4,811)	672
Accrued expenses	3,264	3,838
Other	263	959
Net cash provided by operating activities	12,121	4,515
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(20,766)
Purchases of property and equipment	(3,758)	(4,921)
Proceeds from sale of assets	16,226	—
Net cash provided by (used in) investing activities	12,468	(25,687)
Cash flows from financing activities:
Proceeds from option and warrant exercises, net	2,114	125
Net cash provided by financing activities	2,114	125
Net increase (decrease) in cash and cash equivalents	26,703	(21,047)
Cash and cash equivalents at beginning of period	21,227	39,601
Cash and cash equivalents at end of period	$47,930	$18,554
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,959	$1,920
Cash paid for taxes	$83	$98

Supplemental disclosure of non-cash investing and financing activities:
In conjunction with the Ponte Technology acquisition in the first quarter of 2015, the Company issued 242,250 shares of KEYW common stock with an approximate value of $2 million.
During the second quarter of 2016, in conjunction with the Milestone Intelligence Group acquisition earnout, the Company issued 129,530 shares of KEYW common stock with an approximate value of $1 million.

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

Corporate Organization
The KEYW Holding Corporation (“Holdco” or "KEYW") was incorporated in Maryland in December 2009. Holdco is a holding company and conducts its operations through The KEYW Corporation (“Opco”), Hexis Cyber Solutions, Inc. ("Hexis"), and their respective wholly owned subsidiaries. As further described in Note 12, during the second quarter of 2016, the Company sold the Hexis business in its entirety.

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
Revenues from cost reimbursable contracts are recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost reimbursable contracts, we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as prior award experience and communications with the client regarding performance. For cost reimbursable contracts with performance-based fee incentives, we recognize the relevant portion of the fee upon customer approval. For time-and-materials contracts, revenue is recognized based on billable rates times hours delivered plus materials and other reimbursable costs incurred. For firm-fixed-price service contracts, revenue is recognized using proportional performance based on the estimated total costs of the project. For fixed-price production contracts, revenue and cost are recognized at a rate per unit as the units are delivered or by other methods to measure services provided. This method of accounting requires estimating the total revenues and total contract costs of the contract. During the performance of contracts, these estimates are periodically reviewed and revisions are made as required. The impact on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses on such contracts. Estimated losses on contracts at completion are recognized when identified.
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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

To determine the estimated selling price in multiple element arrangements, the Company determines VSOE for each element based on historical stand-alone sales to third parties for the elements contained in the initial agreement, as noted above. If VSOE of selling price cannot be established for a deliverable, we establish TPE of selling price by evaluating similar and interchangeable competitor products or services in standalone arrangements with similarly situated partners. However, as our products contain a significant element of proprietary technology and offer substantially different features and functionality from our competitors, we are unable to obtain comparable pricing of our competitors’ products with similar functionality on a stand-alone basis. Therefore, we have not been able to obtain reliable evidence of TPE of selling price. If neither VSOE nor TPE of selling price can be established for a deliverable, we establish BESP primarily based on our pricing model and our go-to-market strategy or use our established list price.

Cost of Revenues
Cost of revenues consists primarily of compensation expenses for program personnel, the fringe benefits associated with this compensation and other direct expenses incurred to complete programs, including cost of materials and subcontract efforts.

Inventories
Inventories are valued at the lower of cost or net realizable value. Our inventory consists of specialty products that we manufacture on a limited quantity basis for our customers. As of June 30, 2016 and December 31, 2015, we had an inventory reserve balance of $0.2 million and $0.1 million respectively, for certain products where the market has not developed as expected.

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

Software Development Costs
Costs of internally developed software for resale are expensed until the technological feasibility of the software product has been established. In accordance with the Accounting Standards Codification (“ASC”), software development costs are capitalized and amortized over the product's estimated useful life. As of June 30, 2016 and December 31, 2015, we had capitalized $2.1 million and $1.9 million of software development costs, respectively. Capitalized software development costs are amortized using the greater of the straight-line method or as a percentage of revenue recognized from the sale of the capitalized software. During the three months and six months ended June 30, 2016, the Company recorded related amortization of $0.4 million. During the three and six months ended June 30, 2015, the Company had no computer software amortization costs, due to the products still being under development and not having been placed into service during those periods.

Long-Lived Assets (Excluding Goodwill)
The Company follows the provisions of Financial Accounting Standards Board ("FASB") ASC topic 360-10-35, Impairment or Disposal of Long-Lived Assets, in accounting for long-lived assets such as property and equipment and intangible assets subject to amortization. The guidance requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. The possibility of impairment exists if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived asset being evaluated. Impairment losses are measured as the difference between the carrying value of long-lived assets and their fair market value based on discounted cash flows of the related assets. Impairment losses are treated as permanent reductions in the carrying amount of the assets. The Company has not recorded any long-lived asset impairments since inception.

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

Late in the fourth quarter of 2015, management began to evaluate strategic alternatives related to its Commercial Cyber Solutions segment. The Company began exploring the possibility of minority investments into this segment, the sale of the entire segment or the possibility of altering the level of investment going forward. The Company also implemented cost reductions in this segment subsequent to December 31, 2015, to reduce the funding required to cover operating losses and further committed to a reduced

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

level of internal funding targeted to a range of $5 million to $7 million for 2016. Management believed these activities represented a triggering event and further believed that it was more likely than not that as a result of these activities and information, which came to light subsequent to December 31, 2015, relative to indications from potential transaction parties, that the fair value of the segment had fallen below the carrying value. As such the Company completed a Step 1 analysis of goodwill, which indicated the fair value was lower than the segment’s carrying value. In accordance with ASC 350-20-35-18 management elected to make an estimate of the goodwill impairment charge as of December 31, 2015, subject to finalizing a Step 2 analysis during the first quarter of 2016. The estimate was based on a number of factors including the estimated fair value of working capital assets, fixed assets, customer relationships, deferred revenue and developed technology as well as relevant market related data. The estimated impairment to goodwill for the Commercial Cyber Solutions segment as of December 31, 2015, was $8 million. During the first quarter of 2016 the Company completed the Step 2 analysis of goodwill for the Commercial Cyber Solutions segment and determined that no additional goodwill impairment charge was needed as of December 31, 2015.

Subsequently, during the first quarter of 2016 the Company determined to divest of the Commercial Cyber Solutions segment (see Note 12). In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Commercial Cyber Solutions segment are presented as discontinued operations. As a result, the goodwill attributable to the Commercial Cyber Solutions segment as of December 31, 2015, is excluded from the following table and is reported as part of assets of discontinued operations in the Condensed Consolidated Balance Sheets.

In March 2016, the Company completed the divestiture of its systems engineering and technical assistance ("SETA") business to Quantech Services, Inc. for $11.2 million in cash (see Note 12). The Company has determined that the relative fair value of the goodwill associated with the SETA business disposed of was $7.2 million.
A summary of the changes to goodwill, is as follows (in thousands):

Goodwill as of December 31, 2015	$297,223
Divestiture of SETA	(7,233)
Goodwill as of June 30, 2016	$289,990

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

Use of Estimates
Management uses estimates and assumptions in preparing these condensed consolidated financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Significant estimates include useful lives of long-lived assets, revenue based on proportional performance, VSOE, TPE, BESP, inventory obsolescence reserves, accruals for medical self-insurance incurred but not reported ("IBNR") claims, income taxes and stock compensation expense. Actual results could vary from the estimates that were used.

Cash and Cash Equivalents
We consider all highly liquid investments purchased with original maturities of three months or less, when purchased, to be cash equivalents.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Fair Value of Financial Instruments
The balance sheet includes various financial instruments consisting of cash and cash equivalents, accounts receivable, and accounts payable. The fair values of these instruments approximate the carrying values due to the short maturity of these instruments. The balance sheet also includes our convertible senior notes, which the fair value is estimated using a market approach with Level 2 inputs.

Research and Development
Internally funded research and development expenses are expensed as incurred and are included in operating expenses in the accompanying condensed consolidated statement of operations. In accordance with FASB ASC Topic 730, Research and Development, such costs consist primarily of payroll, materials, subcontractor and an allocation of overhead costs related to product development. Research and development costs totaled $1.2 million and $0.8 million for the three months ended June 30, 2016 and 2015, respectively.  Research and development costs totaled $2.1 million and $1.4 million for the six months ended June 30, 2016 and 2015, respectively.

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

For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax liability or benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax obligations or benefits and subsequent adjustments as considered appropriate by management. The Company's policy is to record interest and penalties as an increase in the liability for uncertain tax obligations or benefits and a corresponding increase to the income tax provision. No such adjustments were recorded during the three or six months ended June 30, 2016 or the respective periods for 2015.

(Loss) Earnings per Share
Basic net (loss) earnings per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share is calculated by dividing net (loss) income by the diluted weighted average common shares, which reflects the potential dilution of stock options, warrants, and contingently issuable shares that could share in our (loss) income if the securities were exercised.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

The following table presents the calculation of basic and diluted net loss per share (in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net (Loss) Income from Continuing Operations	$(436)	$(21,006)	$1,474	$(20,876)
Loss on Discontinued Operations	(9,136)	(10,670)	(26,455)	(16,647)
Net loss	$(9,572)	$(31,676)	$(24,981)	$(37,523)
Weighted average shares – basic	40,359	38,243	40,087	37,936
Effect of dilutive potential common shares	—	—	654	—
Weighted average shares – diluted	40,359	38,243	40,741	37,936

Net (Loss) Income per share from Continuing Operations – basic	$(0.01)	$(0.55)	$0.04	$(0.55)
Net Loss per share from Discontinued Operations – basic	(0.23)	(0.28)	(0.66)	(0.44)
Net Loss per share – basic	$(0.24)	$(0.83)	$(0.62)	$(0.99)
Net (Loss) Income per share from Continuing Operations – diluted	$(0.01)	$(0.55)	$0.04	$(0.55)
Net Loss per share from Discontinued Operations – diluted	(0.23)	(0.28)	(0.65)	(0.44)
Net Loss per share – diluted	$(0.24)	$(0.83)	$(0.61)	$(0.99)
Outstanding options and warrants, total	2,264	6,777	2,264	6,777
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
The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread of our Convertible Senior Notes due 2019 (the "Notes") on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share of common stock when the average market price of our common stock for a given period exceeds the Notes' conversion price of $14.83. For the three and six months ended June 30, 2016, 10.1 million shares related to the Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the conversion price of the Notes exceeded the average market price of the Company’s common shares for the three and six months ended June 30, 2016.

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

Segment Reporting
FASB ASC Section 280, Segment Reporting, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. The guidance also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company defines its reportable segments based on the way the chief operating decision maker ("CODM"), currently its chief executive officer, manages the operations of the Company for allocating resources and assessing performance. The Company has historically operated two segments, Government Solutions and Commercial Cyber Solutions. The Company disposed of the assets and liabilities of its Commercial Cyber Solutions during the second quarter of 2016, (see Note 12). Therefore, we have also reclassified the results of our Hexis business, which comprised our entire Commercial Cyber Solutions reportable segment, as discontinued operations for all periods presented in our condensed consolidated financial statements and determined that the Company is now operating one reporting segment.

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

2. ACQUISITIONS

The Company has completed multiple acquisitions since it began operations in August 2008. The acquisitions were made to increase the Company’s skill sets and to create sufficient critical mass to be able to serve as prime contractor on significant contracts. Most of the acquisitions resulted in the Company recording goodwill and other intangibles. The goodwill was primarily a result of acquiring cleared personnel to expand our presence with our main customers. The value of having that personnel generated the majority of the goodwill from the transactions and drove much of the purchase price in addition to other identified intangibles including contracts, customer relationships, contract rights and intellectual property. Several of the acquisitions involved issuance of Company common stock. The stock price for acquisition accounting was determined by the fair value on the acquisition date.

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
During the second quarter of 2016, in conjunction with the Milestone Intelligence Group acquisition earnout, the Company issued 129,530 shares of KEYW common stock with an approximate value of $1 million.
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

Pro forma income statements are not presented for the six months ended June 30, 2015, as there were no material acquisitions during that period.

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

At June 30, 2016, we did not have any assets or liabilities measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques.

4. RECEIVABLES

Receivables consist of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Receivables
Billed	$24,988	$36,278
Unbilled	14,690	16,833
Total Receivables	$39,678	$53,111

Unbilled amounts represent revenue recognized which could not be billed by the period end based on contract terms. The majority of the unbilled amounts were billed subsequent to period end. Retainages typically exist at the end of a project and/or if there is a disputed item on an invoice received by a customer, at June 30, 2016 and December 31, 2015, retained amounts are insignificant and are expected to be collected subsequent to the balance sheet date.
Most of the Company's revenues are derived from contracts with the US Government, in which we are either the prime contractor or a subcontractor, depending on the award.

5. INVENTORIES

Inventories at June 30, 2016 and December 31, 2015 consist of work in process at various stages of production and finished goods. This inventory, which consists primarily of mobile communications devices, aeroptic cameras and radars, are valued at the lower of cost (as calculated using the weighted average method) or net realizable value. The cost of the work in process consists of materials put into production, the cost of labor and an allocation of overhead costs. At June 30, 2016, and December 31, 2015, we had an inventory reserve balance of $0.2 million and $0.1 million respectively, for certain products where the market has not developed as expected.

6. PREPAID EXPENSES

Prepaid expenses at June 30, 2016 and December 31, 2015, primarily consist of prepaid insurance, deferred financing costs and software licenses.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

7. PROPERTY AND EQUIPMENT

Property and equipment are as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Property and Equipment
Aircraft	$12,165	$11,296
Leasehold Improvements	22,889	22,469
Manufacturing Equipment	5,738	5,452
Software Development Costs	2,132	1,942
Office Equipment	11,765	10,967
Total	54,689	52,126
Accumulated Depreciation	(26,462)	(23,376)
Property and Equipment, net	$28,227	$28,750

Depreciation expense charged to operations was $1.9 million and $1.4 million for the three months ended June 30, 2016 and 2015, respectively. Depreciation expense charged to operations was $3.5 million and $2.7 million for the six months ended June 30, 2016 and 2015, respectively.

8. AMORTIZATION OF INTANGIBLE ASSETS

The following values were assigned to intangible assets (other than goodwill) for the acquisitions noted below:

		June 30, 2016 (In thousands)
Acquisition	Intangible	Gross Book Value	Accumulated Amortization	Net Book Value
Poole	Contracts	$20,914	$(15,686)	$5,228
Milestone	Contracts	2,170	(1,055)	1,115
Innovative Engineering Solutions	Contracts	1,225	(493)	732
Ponte Tech	Customer Relationships	1,664	(716)	948
		$25,973	$(17,950)	$8,023

The Company recorded amortization expense of $1.5 million and $1.8 million for the three months ended June 30, 2016 and 2015, respectively. The Company recorded amortization expense of $2.9 million and $3.6 million for the six months ended June 30, 2016 and 2015, respectively.

Estimated future intangible amortization expense by year as of June 30, 2016 (In thousands):
Remainder of 2016	2017	2018
$2,935	$4,823	$265

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Holders of the Notes may convert their notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending September 30, 2014, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day; (ii) during the five business day period immediately after any five consecutive trading day period in which the trading price per $1,000 principal amount of Notes for each trading day of that period was less than 98% of the product of the last reported sale price of Company’s common stock and the conversion rate for the Notes for each such trading day; or (iii) upon the occurrence of specified corporate events; or (iv) following the Company’s delivery of a notice of the spin-off of its subsidiary, Hexis Cyber Solutions, Inc. On and after January 15, 2019, holders may convert their Notes at any time, regardless of the foregoing circumstances.

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

As of June 30, 2016, the outstanding principal of the Notes was $149.5 million, the unamortized debt discount was $17.4 million, the unamortized deferred financing costs were $2.8 million and the carrying amount of the liability component was $129.3 million, which was recorded as long-term debt within the Company’s condensed consolidated balance sheet. As of June 30, 2016, the fair value of the liability component relating to the Notes, based on a market approach, was approximately $133.5 million and represents a Level 2 valuation.

During the three months ended June 30, 2016, the Company recognized $2.5 million of interest expense related to the Notes, which included $1.3 million for noncash interest expense relating to the debt discount and $0.2 million relating to amortization of deferred financing costs. During the six months ended June 30, 2016, the Company recognized $5.0 million of interest expense related to the Notes, which included $2.7 million for noncash interest expense relating to the debt discount and $0.5 million relating to amortization of deferred financing costs. During the three months ended June 30, 2015, the Company recognized $2.4 million of interest expense related to the Notes, which included $1.3 million for noncash interest expense relating to the debt discount and $0.2 million relating to amortization of deferred financing costs. During the six months ended June 30, 2015, the Company recognized $4.9 million of interest expense relating to the Notes, which included $2.5 million for noncash interest expense relating to the debt discount and $0.5 million relating to amortization of deferred financing costs.

Capped Call
During the third quarter of 2014 in conjunction with the issuance of the Notes, the Company paid approximately $18.4 million to enter into capped call transactions with respect to its common shares, (the "Capped Call Transactions"), with certain financial institutions. The Capped Call Transactions generally are expected to reduce the potential dilution to the Company's common stock

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

In February 2016, the Company amended the 2014 Credit Agreement. The amendment permanently decreases the amount available under the revolver to $20.0 million. At June 30, 2016, we were in compliance with all of our debt covenants under the 2014 Credit Agreement. As a result of the amendment permanently decreasing the amount available under the revolver the Company wrote off $0.3 million of unamortized deferred financing costs, which were included as part of interest expense.

10. STOCK - BASED COMPENSATION

At June 30, 2016, KEYW had stock-based compensation awards outstanding under the following plans: The 2008 Stock Incentive Plan ("2008 Plan"), The 2009 Stock Incentive Plan ("2009 Plan") and The Amended and Restated 2013 Stock Incentive Plan ("2013 Plan").

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

2013 Stock Incentive Plan
Total equity available to issue	2,700,000
Total equity outstanding or exercised	1,413,298
Total equity remaining for future grants	1,286,702

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

No stock options were issued during the six months ended June 30, 2016. Historically all equity issuances have an exercise price at market value or higher based upon our publicly-traded share price on the date of grant. The Black-Scholes model requires inputs related to dividend yield, risk-free interest rate, expected volatility and forfeitures in order to price the option values.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

A summary of stock option activity for the period ended June 30, 2016 is as follows:

	Number of Shares	Option Exercise Price	Weighted Average Exercise Price
Options Outstanding January 1, 2016	2,332,889
Granted	—	—	—
Exercised	(31,500)	$5.00 - $9.25	$6.14
Cancelled	(405,647)	$5.00 - $17.71	$12.55
Options Outstanding June 30, 2016	1,895,742

As of June 30, 2016, outstanding stock options were as follows:

Exercise Price	Options Outstanding	Intrinsic Value	Options Vested	Intrinsic Value	Weighted Average Remaining Life (Years)
$5.00 – $5.50	285,450	$1,299,723	285,450	$1,299,723	3.10
$6.90 – $7.66	218,011	546,573	218,011	546,573	5.58
$7.96 – $8.14	68,500	134,694	68,500	134,694	5.37
$9.17 – $10.98	145,263	62,633	145,263	62,633	4.53
$11.18 - $11.99	204,025	—	203,575	—	5.79
$12.28 - $12.97	320,299	—	317,738	—	6.23
$13.00 - $13.48	104,000	—	98,803	—	6.64
$14.03 - $14.88	184,174	—	184,174	—	4.80
$16.08 - $17.11	366,020	—	275,142	—	7.60
	1,895,742	$2,043,623	1,796,656	$2,043,623

Restricted Stock Awards
During the first half of 2016, the Company issued 13,500 shares of restricted stock for new hires under the 2013 Plan. The expense for these shares will be recognized over the vesting life of each individual tranche of shares based upon the fair value of a share of stock at the date of grant. All of the above shares cliff vest in three years. All restricted stock awards have no exercise price.

As of June 30, 2016, outstanding unvested restricted stock awards were as follows:

Unvested Shares
Outstanding January 1, 2016	959,733
Granted	13,500
Vested	(226,325)
Cancelled	(141,150)
Outstanding June 30, 2016	605,758

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

The long-term incentive shares will be subject to a two-year holding period following the grant date. The granting and vesting of the above-described inducement shares will be contingent upon Mr. Weber’s continued employment with KEYW, subject to acceleration upon certain events. Mr. Weber's long-term incentive grant consists of five vesting tranches, which will vest at any time prior to the fifth anniversary of October 1, 2015 that the closing market price of the Company’s common stock over any 30 consecutive trading days is at or greater than the target price, set forth in the table below.

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
2016 Long-term Incentive Share Grants
During the first half of 2016, the Company issued 535,000 long-term incentive shares for new hires of which, 505,000 of the long-term incentive shares were granted outside of the 2013 Plan, in accordance with Section 4(2) of the Securities Act of 1933. The long-term incentive shares will be subject to a two-year holding period following the grant date. The granting and vesting of the long-term incentive shares will be contingent upon the employees continued employment with KEYW, subject to acceleration upon certain events. The long-term incentive grants consist of five vesting tranches, which will vest at any time prior to the fifth anniversary of their grant date that the closing market price of the Company’s common stock over any 30 consecutive trading days is at or greater than the target price, set forth in the table below.

Target Price Per Share	Long-Term Incentive Shares
$13.00	66,875
$16.00	66,875
$20.00	133,750
$25.00	133,750
$30.00	133,750

We measured the fair value of the long-term incentive grants using a Monte Carlo simulation approach with the following assumptions: risk-free interest rate ranging between 1.01% and 1.76%, weighted-average derived service period ranging between 4.2 years and 4.9 years, expected volatility of 59.5% and dividend yield of 0%. The weighted-average grant-date fair value of these grant is $4.66 per share. The expense for this grant will be recognized over the derived service period of each individual tranche.

All stock based compensation has been recorded as part of operating expenses. Accounting standards require forfeitures to be estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the periods ended June 30, 2016 and 2015, share-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. The Company recorded total stock compensation expense of $0.7 million and $2.1 million for the three months ended June 30, 2016 and 2015, respectively. The Company recorded total stock compensation expense of $1.1 million and $3.3 million for the six months ended June 30, 2016 and 2015, respectively. The total unrecognized stock compensation expense at June 30, 2016, is approximately $8.0 million, which will be recognized over the next five years.

11. WARRANTS

During the six months ended June 30, 2016, warrant holders exercised 2,163,934 warrants, with 349,143 exercised for cash and 1,814,791 exercised cashlessly. The 349,143 warrants exercised for cash were exercised at $5.50 per share. The total cash received from these exercises was $1.9 million. Under our warrant agreements, warrants may be exercised cashlessly based on the average price of the Company's common stock for the five days prior to exercise. Under this methodology the warrants that were exercised cashlessly were exchanged for 464,647 shares of the Company's common stock.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

As of June 30, 2016, outstanding warrants were as follows:

Exercise Price	Warrants Outstanding	Warrants Vested	Weighted Average Remaining Life (Years)
$9.25	210,000	210,000	0.71
$12.65	158,116	158,116	3.41
	368,116	368,116

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
During the first quarter of fiscal year 2016, we completed our assessment of the alternatives for the Hexis business and, the Company committed to a plan to sell the business in its entirety. Management and the Board decided that although the Hexis business has consistently demonstrated impressive capabilities in its product suites and gained some commercial traction in the marketplace, the progress had not been sufficient for the Company to continue to operate the business in the manner that it has been operated in the past. Accordingly, management decided that rather than continuing to commit the resources and investment that would be required to continue to grow the Hexis business, the Company would sell the business and refocus the use of resources and its strategy on the Government Solutions business.
The Company determined that the assets and liabilities of its Commercial Cyber Solutions business meet the held for sale criteria set forth in ASC 360 - Property, Plant, and Equipment, as (a) management with appropriate authority has committed to a plan to sell the disposal group, (b) the disposal group is available for immediate sale in its present condition, (c) actions to locate a buyer have been initiated, (d) management has concluded that the sale and transfer of the disposal is probable to occur within one year, (e) the disposal group is being actively marketed at a price that is reasonable in relation to its current fair value, and (f) management has concluded that it is unlikely that the Company will make significant changes to or withdraw its plan to sell the disposal group.
ASC 360 requires a disposal group that is reclassified as held for sale, but not yet sold, to be measured at the lower of its carrying amount or fair value less cost to sell. In addition, an entity ceases to recognize depreciation on assets included in the disposal group that has been classified as held for sale. Based upon this guidance, we compared the carrying value of the Hexis business to our estimate of the disposal group’s fair value less cost to sell. Development of an estimate of the fair value of the disposal group in this circumstance is complex, as consideration must be given to the nature of the potential sales transaction(s); the composition of the disposal group; market participant expectations regarding the performance, risks, and required returns of and for the disposal group; and the expected results of ongoing negotiations with potential buyers of the business - amongst other factors. These considerations require the application of assumptions that are deemed to be Level 3 inputs on the fair value hierarchy. Based upon our estimate of the fair value of the disposal group less cost to sale, we determined that the carrying value of the Hexis business was greater than its fair value less cost to sell and, accordingly, we recorded an additional impairment charge of $7.0 million to our Commercial Cyber Solutions segment goodwill based on the preliminary asset purchase agreements and additional expense of $2.3 million representing the estimated cost to sell the disposal group. As a result we reduced the recorded carrying value of our Commercial Cyber Segment to $3.1 million at the end of the first quarter of 2016. The sale of the Hexis Cyber Solutions product lines during the second quarter of 2016, resulted in a pre-tax loss of approximately $5.5 million. This loss reflects the difference between the consideration received for Hexis and the net carrying value of the business less transaction costs.
We further note that from inception of the Hexis business through our decision to sell the business, we have been a relatively new participant in the commercial cyber security market. Accordingly, the Hexis business has historically required a significant amount of investment of the Company’s resources. The business has historically incurred losses and was expected to continue to include losses until we gained sufficient traction within the marketplace. Upon completion of the sale of the Hexis business, the Company will no longer offer or market any products or services to the commercial cyber security market and does not intend to make similar investments in the development of commercial cyber security products. After consideration of these factors, we have concluded that our decision to sell the Hexis business constitutes a strategic shift that is expected to have a major effect on our operations and financial results. Therefore, we have also reclassified the results of our Hexis business, which comprised our entire Commercial Cyber Solutions reportable segment, as discontinued operations for all periods presented in our condensed consolidated financial statements. The results of our Commercial Cyber Solutions segment previously included the allocation of certain general corporate costs, which we have reallocated to our remaining continuing operations on a retrospective basis.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

The following table summarizes the aggregate carrying amounts of the major classes of Hexis assets and liabilities included in discontinued operations as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Receivables	$3,170	$5,256
Inventories, net	—	2,164
Prepaid expenses	—	345
Property and equipment, net	—	5,341
Goodwill	—	7,467
Other intangibles, net	—	2,600
Total assets classified as held for sale:	$3,170	$23,173

Accounts payable and other accrued expenses	$6,597	$3,686
Deferred revenue	—	3,398
Total liabilities held for sale	$6,597	$7,084

The following table provides a summary of the operating results of Hexis, which we have reflected as discontinued operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues	800	2,518	2,878	5,304
Costs of Revenues, excluding amortization	711	986	1,687	1,970
Operating expenses	5,991	10,500	15,266	20,657
Impairment of goodwill	—	—	6,980	—
Intangible amortization expense	—	1,246	381	2,525
Loss on disposal of Hexis	3,234	—	5,509	—
Loss before Income Taxes from Discontinued Operations	(9,136)	(10,214)	(26,945)	(19,848)
Income Tax Expense (Benefit), net on Discontinued Operations	—	456	(490)	(3,201)
Loss on Discontinued Operations	(9,136)	(10,670)	(26,455)	(16,647)

The following table presents the operating and investing cash flows of our discontinued Hexis business as of June, 2016 and 2015 (in thousands):

	Six months ended June 30,
	2016	2015
Non-Cash Operating Items
Depreciation and amortization expense	$1,016	$3,755
Impairment of Commercial Cyber Solutions Goodwill	6,980	—
Loss on disposal of long-lived assets	3,568	—
Cash Flows from Investing Activities
Purchases of property and equipment	(471)	(464)
Proceeds from Hexis asset divestiture	$5,000	$—

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Other Dispositions
In March 2016, we completed the sale of our SETA business to Quantech Services, Inc. for approximately $11.2 million in cash. The SETA business was not deemed an individually significant component of our Company. Management decided to sell the SETA business in connection with the ongoing strategic review of our overall business, through which we have determined that the growth potential of both KEYW's core business and the SETA business could be maximized if the two businesses were separated. The sale of SETA eliminated KEYW’s conflicts at two key government agencies and will allow our Company to focus 100% on technology development opportunities across the Intelligence Community. However, the sale of SETA did not represent a strategic shift that will have a major effect on our operations and financial results and, accordingly, the business historical results and the gain on sale were classified within continuing operations on our Condensed Consolidated Statements of Operations. Because the sale of SETA was not deemed a discontinued operation, its assets and liabilities of the business were not reclassified as held for sale on our December 31, 2015, balance sheet.
In connection with the sale of SETA, we recognized a pre-tax gain of approximately $3.0 million. This gain was reported within non-operating expense, net on our condensed consolidated statement of operations and reflects the difference between the consideration received for SETA and the net carrying value of the business less transaction costs. The net carrying value of the SETA business was deemed to include approximately $7.2 million of goodwill that, in accordance with ASC 350, was allocated to the business based upon the relative fair values of SETA and the overall Government Solutions reporting unit within which the SETA business has been historically reported.

13. INCOME TAXES

The Company’s quarterly provision for income taxes is measured using an estimated annual effective tax rate adjusted for discrete items that occur within the quarter. The provision for income taxes for continuing operations in the quarter ended June 30, 2016 and 2015 was an expense of $3.0 million and $24.8 million, respectively. For the six months ended June 30, 2016 and 2015, the provision for income taxes for continuing operations was an expense of $4.4 million and $24.9 million, respectively. The provision for income tax expense for the three and six months ended June 30, 2015 includes the recording of a valuation allowance of $19.6 million to as a discrete item resulting in an effective rate that is significantly different than the Company’s statutory rate. The effective tax rate on income from continuing operations was 117.2% and 658.4% for the three months ended June 30, 2016 and 2015, respectively. The effective tax rate on income from continuing operations was 74.8% and 615.7% for the six months ended June 30, 2016 and 2015, respectively.
A full valuation allowance was established during the second quarter 2015 due to the uncertainty of the utilization of deferred tax assets in future periods. In evaluating the Company’s ability to realize the deferred tax assets we considered all available positive and negative evidence, including cumulative historical earnings, reversal of temporary difference, projected taxable income and tax planning strategies. The Company’s negative evidence currently outweighs its positive evidence, therefore it is more likely than not that we will not realize a significant portion of our deferred tax asset. The amount of the deferred tax asset to be realized in the future could however be adjusted if objective negative evidence is no longer present.

14. SUBSEQUENT EVENTS

In connection with the preparation of its condensed consolidated financial statements for the six months ended June 30, 2016, the Company has evaluated events that occurred subsequent to June 30, 2016, to determine whether any of these events required recognition or disclosure in the first three or six months of the 2016 condensed consolidated financial statements. The Company is not aware of any subsequent events which would require recognition or disclosure in the condensed consolidated financial statements.

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2016 AND JUNE 30, 2015
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

CONSOLIDATED OVERVIEW (In thousands)	Three months ended June 30, 2016	% of Revenue	Three months ended June 30, 2015	% of Revenue
Revenue	$73,346	100.0%	$75,869	100.0%
Gross Profit	23,879	32.6%	24,254	32.0%
Operating Expenses	17,345	23.6%	16,126	21.3%
Intangible Amortization	1,467	2.0%	1,816	2.4%
Non-operating Expense, net	2,531	3.5%	2,550	3.4%
Income Tax Expense, net on Continuing Operations	2,972	4.1%	24,768	32.6%
Loss on Discontinued Operations	(9,136)	(12.5)%	(10,670)	(14.1)%

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Revenue decreased by $2.5 million, or 3.3%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The largest drivers of the decrease in revenue were related to the SETA divestiture and certain solutions contracts that ended in the second quarter of 2016, partially offset by increased product sales and the continued expansion of our government cyber training initiatives.
Gross profit decreased by $0.4 million for the quarter ended June 30, 2016, as compared to the quarter ended June 30, 2015. The decrease in gross profit was due to the decrease in revenue described above. Gross margin increased by 60 basis points for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The increase in gross margin resulted primarily as a result of higher-margin product sales and cyber training revenue.
Our operating expenses for the three months ended June 30, 2016 increased by $1.2 million and as a percentage of revenue compared to the same period ended June 30, 2015. The increase is due primarily to the costs associated with the new Milestone facility, which we moved into during the third quarter of 2015, increased costs related to the ramp-up of our business development function and higher professional fees.
Intangible amortization expense decreased for the three months ended June 30, 2016 due to certain intangibles from prior acquisitions becoming fully amortized.
Non-operating expense was essentially flat for the quarter ended June 30, 2016 compared with the quarter ended June 30, 2015.

The effective tax rate on income from continuing operations was 117.2% and 658.4% for the three months ended June 30, 2016 and 2015, respectively. The effective tax rate for the three months ended June 30, 2016 and 2015 was impacted by the valuation allowance that was established during the second quarter of 2015 due to the uncertainty of the utilization of deferred tax assets in future periods. We currently believe it is not likely that we will realize a significant portion of our deferred tax asset.

Loss on discontinued operations decreased by $1.5 million, or 14.4% for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The largest drivers of the decrease were due to cost-saving measures put in place in January 2016 and the sale of Hexis Cyber Solutions product lines in the second quarter of 2016.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2016 AND JUNE 30, 2015
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

CONSOLIDATED OVERVIEW (In thousands)	Six months ended June 30, 2016	% of Revenue	Six months ended June 30, 2015	% of Revenue
Revenue	$146,988	100.0%	$144,717	100.0%
Gross Profit	46,724	31.8%	44,495	30.7%
Operating Expenses	33,784	23.0%	31,747	21.9%
Intangible Amortization	2,935	2.0%	3,607	2.5%
Non-operating Expense, net	4,164	2.8%	5,093	3.5%
Income Tax Expense, net on Continuing Operations	4,367	3.0%	24,924	17.2%
Loss on Discontinued Operations	(26,455)	(18.0)%	(16,647)	(11.5)%

Revenue increased by $2.3 million, or 1.6%, for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. The largest drivers of the increase were related to increased product sales and the continued expansion of our government cyber training initiatives, which were partially offset by the decrease in revenue related to the SETA divestiture and certain solutions contracts ending.
Gross profit increased by $2.2 million for the six months ended June 30, 2016, as compared to the period ended June 30, 2015. Gross margin increased by 110 basis points for the six months ended June 30, 2016, as compared to the period ended June 30, 2015. The increase in gross profit and as a percentage of revenue was predominately due to the increase in higher-margin product sales discussed above.
Our operating expenses for the six months ended June 30, 2016, increased by $2.0 million and as a percentage of revenue compared to the same period ended June 30, 2015. The increase is due primarily to the costs associated with the new Milestone facility,

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

which we moved into during the third quarter of 2015, increased costs related to the ramp-up of our business development function and higher professional fees.
Intangible amortization expense decreased due to certain intangibles from prior acquisitions becoming fully amortized, partially offset by the amortization of intangible assets associated with our 2015 acquisitions.
Non-operating expense decreased by $0.9 million for the six months ended June 30, 2016, compared with the six months ended June 30, 2015. The decrease in non-operating expense was driven by the pre-tax gain related to the sale of our systems engineering and technical assistance ("SETA") business of $3.0 million, which was partially offset by increased interest expense and certain operating lease disposal costs.

The effective tax rate on income from continuing operations was 74.8% and 615.7% for the six months ended June 30, 2016 and 2015, respectively. The effective tax rate for the six months ended June 30, 2016 and 2015, was impacted by the valuation allowance that was established during the second quarter of 2015 due to the uncertainty of the utilization of deferred tax assets in future periods. We currently believe it is not likely that we will realize a significant portion of our deferred tax asset.

Loss on discontinued operations increased by $9.8 million, or 58.9% for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. The largest drivers of the increase were related to the additional goodwill impairment of $7.0 million and the $5.5 million pre-tax loss recognized on the sale of the Hexis Cyber Solutions product lines. These increases were partially offset by cost-saving measures put in place in January 2016 and the sale of Hexis Cyber Solutions product lines in the second quarter of 2016.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents totaled approximately $47.9 million at June 30, 2016. Our working capital, defined as current assets minus current liabilities, was $75.2 million, which represents an increase of approximately $12.3 million from December 31, 2015. The increase in working capital is primarily due to the sale of our SETA business for approximately $11.2 million in cash. At June 30, 2016, we were in compliance with all of our debt covenants under our senior credit agreement.
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

In February 2016, the Company amended the Credit Agreement by adjusting the minimum cash interest coverage ratio covenant effective for the quarters ended December 31, 2015, and March 31, 2016 to 2.25:1.00 and 3.25:1.00, respectively, and increasing the applicable interest rates with respect to the Credit Agreement’s consolidated senior secured leverage ratio pricing tiers. The amendment permanently decreases the amount available under the revolver to $20.0 million. At June 30, 2016, we were in compliance with all of our debt covenants under the Credit Agreement.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding our exposure to interest rates and foreign exchange rate risks.

Interest Rate Risk
At June 30, 2016, we had $149.5 million aggregate principal amount of 2.5% convertible senior notes due 2019 (the "Notes"). As the Notes are fixed rate instruments, as of June 30, 2016, our results of operations are not subject to fluctuations in interest rates.

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

We have also conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, pursuant to Rule 13a-15 of the Exchange Act, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our CEO and CFO concluded that, because the material weakness in our internal control over financial reporting described above had not been fully remediated as of June 30, 2016, our disclosure controls and procedures were not effective as of June 30, 2016.
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

•
We are enhancing our internal controls over financial reporting to properly assess the revenue recognition of individual multiple element sales, which may include software, hardware, training and professional services to ensure they are properly recognizing revenue in accordance with US GAAP. Controls will be enhanced to capture and document the impact of complex transactions that are unique in nature and require additional consideration prior to concluding on the proper revenue recognition.

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

Changes in Internal Control over Financial Reporting
Except for the implementation of the remediation measures described above, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As of June 30, 2016, and the date of this filing, the Company is not party to any material on-going legal proceedings.

ITEM 1A.    RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors previously disclosed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2016, 505,000 long-term incentive shares were granted to new hires outside of the 2013 Plan, in accordance with Section 4(2) of the Securities Act of 1933.

ITEM 6.    EXHIBITS

Exhibits – See Exhibit Index

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KEYW HOLDING CORPORATION

Date:	August 9, 2016	By:	/s/ William J. Weber
William J. Weber
President and Chief Executive Officer

Date:	August 9, 2016	By:	/s/ Michael J. Alber
Michael J. Alber
Executive Vice President and Chief Financial Officer

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Exhibit No.	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of the Company, as filed on October 6, 2010	(1)

3.2	Certificate of Correction of Articles of Amendment and Restatement	(2)

3.3	Amended and Restated Bylaws of the Company, effective as of August 13, 2014	(3)

4.1	Specimen of Common Stock Certificate	(4)

4.2	Indenture, dated July 21, 2014, between the Company and Wilmington Trust, National Association, as trustee.	(5)

4.3	First Supplemental Indenture, dated July 21, 2014, between the Company and Wilmington Trust, National Association, as trustee.	(5)

4.4	Form of 2.50% Convertible Senior Note due 2019 (incorporated by reference to Exhibit 4.2 hereto).	(5)

10.1	Amendment No. 5, dated as of May 2, 2016, to Credit Agreement, dated as of July 21, 2014, among The KEYW Corporation, as the Borrower, certain subsidiaries of the Borrower and the Company, as Guarantors, the lenders identified in the Credit Agreement and Royal Bank of Canada, as Administrative Agent.	(6)

10.2	First Amendment to Employment Agreement, dated as of May 23, 2016, by and between Hexis Cyber Solutions, Inc. and Philip L. Calamia.	(7)

10.3	Employment Agreement, dated as of May 23, 2016, by and between The KEYW Corporaiton and Michael J. Alber.	(8)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	x

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	x

32.1*
Certification of the Chief Executive Officer and the Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
		x

101.INS**	XBRL Instance Document	x

101.SCH**	XBRL Taxonomy Extension Schema Document	x

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	x

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	x

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	x

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

x	Filed herewith.
(1)	Filed as Exhibit 3.1 to the Registrant's Form 10-K filed March 29, 2011, File No. 001-34891.
(2)	Filed as Exhibit 3.1 to the Registrant's Form 8-K filed July 15, 2014, File No. 001-34891.
(3)	Filed as Exhibit 3.1 to the Registrant's Form 8-K reporting under Items 5.02, 5.03, 5.07, filed August 15, 2014, File No. 001-34891.
(4)	Filed as Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, as amended, File No. 333-167608.
(5)	Filed as Exhibits 4.1, 4.2, and 4.3, respectively to the Registrant’s Current Report on Form 8-K filed July 21, 2014, File No. 001-38491.
(6)	Filed as 10.1 to the Registrant’s Current Report on Form 8-K, filed May 5, 2016.
(7)	Filed as Exhibit 10.1 to the Registrant’s Form 8-K filed May 27, 2016.
(8)	Filed as Exhibit 10.2 to the Registrant’s Form 8-K filed May 27, 2016.
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