Form 10-Q
period 2016-09-30
KEYW HOLDING CORP
filed 2016-11-02
CIK 1487101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:          September 30, 2016
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
Yes ☐             No ☒

The number of shares outstanding of the issuer’s common stock ($0.001 par value), as of October 25, 2016 was 40,964,048.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except share and par value per share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,505	$21,227
Receivables	47,472	53,111
Inventories, net	15,680	15,616
Prepaid expenses	1,815	1,538
Income tax receivable	345	302
Assets of discontinued operations	3,072	7,765
Total current assets	110,889	99,559

Property and equipment, net	32,060	28,750
Goodwill	290,772	297,223
Other intangibles, net	9,521	10,957
Other assets	1,462	1,508
Non-current assets of discontinued operations	—	15,408
TOTAL ASSETS	$444,704	$453,405
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,536	$10,299
Accrued expenses	10,167	9,345
Accrued salaries and wages	15,639	8,916
Deferred income taxes	965	964
Liabilities of discontinued operations	2,620	7,084
Total current liabilities	37,927	36,608

Convertible senior notes, net of discount	130,888	126,188
Non-current deferred tax liability	29,513	26,890
Other non-current liabilities	11,462	11,894
TOTAL LIABILITIES	209,790	201,580
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5 million shares authorized, none issued	—	—
Common stock, $0.001 par value; 100 million shares authorized, 40,975,827 and 39,940,667 shares issued and outstanding	41	40
Additional paid-in capital	332,651	327,045
Accumulated deficit	(97,778)	(75,260)
Total stockholders’ equity	234,914	251,825
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$444,704	$453,405

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues	$72,111	$78,100	$219,099	$222,818
Costs of Revenues, excluding amortization	48,312	54,252	148,576	154,474
Gross Profit	23,799	23,848	70,523	68,344
Operating Expenses
Operating expenses	18,031	18,774	51,815	50,521
Intangible amortization expense	1,528	1,766	4,463	5,373
Total Operating Expenses	19,559	20,540	56,278	55,894
Operating Income	4,240	3,308	14,245	12,450
Non-Operating Expense, net	2,612	2,561	6,776	7,655
Earnings before Income Taxes from Continuing Operations	1,628	747	7,469	4,795
Income Tax (Benefit) Expense, net on Continuing Operations	(1,876)	7,876	2,491	32,800
Net Income (Loss) from Continuing Operations	3,504	(7,129)	4,978	(28,005)
Loss before Income Taxes from Discontinued Operations	(1,044)	(8,854)	(27,990)	(28,702)
Income Tax Benefit, net on Discontinued Operations	(4)	(7,979)	(494)	(11,180)
Net Loss on Discontinued Operations	(1,040)	(875)	(27,496)	(17,522)
Net Income (Loss)	$2,464	$(8,004)	$(22,518)	$(45,527)

Weighted Average Common Shares Outstanding
Basic	40,955,372	39,144,935	40,367,963	38,339,646
Diluted	41,305,545	39,144,935	40,930,999	38,339,646

Basic net earnings (loss) per share:
Continuing operations	$0.09	$(0.18)	$0.12	$(0.73)
Discontinued operations	(0.03)	(0.02)	(0.68)	(0.46)
Basic net earnings (loss) per share	$0.06	$(0.20)	$(0.56)	$(1.19)

Diluted net earnings (loss) per share:
Continuing operations	$0.09	$(0.18)	$0.12	$(0.73)
Discontinued operations	(0.03)	(0.02)	(0.67)	(0.46)
Diluted net earnings (loss) per share	$0.06	$(0.20)	$(0.55)	$(1.19)

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)
(In thousands except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2016	39,940,667	$40	$327,045	$(75,260)	$251,825
Net loss	—	—	—	(22,518)	(22,518)
Warrant exercise, net	820,648	1	1,919	—	1,920
Option exercise, net	60,050	—	385	—	385
Restricted stock issuances	184,125	—	2,570	—	2,570
Restricted stock forfeitures	(159,193)	—	(1,125)	—	(1,125)
Equity issued related to Milestone earnout	129,530	—	1,130	—	1,130
Stock based compensation	—	—	727	—	727
Balance, September 30, 2016	40,975,827	$41	$332,651	$(97,778)	$234,914

The accompanying notes to the condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands except share amounts)

	Nine months ended September 30,
	2016	2015
Net loss	$(22,518)	$(45,527)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock compensation	2,172	4,389
Depreciation and amortization expense	10,460	15,184
Impairment of Commercial Cyber Solutions goodwill	6,980	—
Amortization of discount on convertible debt	4,700	3,842
(Gain) loss on disposal of assets	(3,447)	1,186
Loss on sale of assets held for sale	3,568	—
Write-off of deferred financing costs	340	—
Deferred taxes	1,974	21,464
Changes in operating assets and liabilities:
Receivables	11,113	6,171
Inventories, net	(1,165)	(4,298)
Prepaid expenses	(1,224)	176
Accounts payable	(3,071)	2,265
Accrued expenses	3,417	8,125
Other	340	1,277
Net cash provided by operating activities	13,639	14,254
Cash flows from investing activities:
Acquisitions, net of cash acquired	(2,504)	(20,766)
Purchases of property and equipment	(8,388)	(12,741)
Proceeds from sale of assets	16,226	—
Net cash provided by (used in) investing activities	5,334	(33,507)
Cash flows from financing activities:
Proceeds from option and warrant exercises, net	2,305	4,623
Net cash provided by financing activities	2,305	4,623
Net increase (decrease) in cash and cash equivalents	21,278	(14,630)
Cash and cash equivalents at beginning of period	21,227	39,601
Cash and cash equivalents at end of period	$42,505	$24,971
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,858	$3,850
Cash paid for taxes	$89	$97

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

Corporate Organization
The KEYW Holding Corporation (“Holdco” or "KEYW") was incorporated in Maryland in December 2009. Holdco is a holding company and conducts its operations through The KEYW Corporation (“Opco”), and its wholly owned subsidiaries. As further described in Note 12, during the second quarter of 2016, the Company sold the Hexis Cyber Solutions, Inc. ("Hexis") business in its entirety.

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

Inventories
Inventories are valued at the lower of cost or net realizable value. Our inventory consists of specialty products that we manufacture on a limited quantity basis for our customers. As of September 30, 2016 and December 31, 2015, we had an inventory reserve balance of $0.4 million and $0.1 million respectively, for certain products where the market has not developed as expected.

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

Software Development Costs
Costs of internally developed software for resale are expensed until the technological feasibility of the software product has been established. In accordance with the Accounting Standards Codification (“ASC”), software development costs are capitalized and amortized over the product's estimated useful life. As of September 30, 2016 and December 31, 2015, we had capitalized $2.1 million and $1.9 million of software development costs, respectively. Capitalized software development costs are amortized using the greater of the straight-line method or as a percentage of revenue recognized from the sale of the capitalized software. During the nine months ended September 30, 2016, the Company recorded related amortization of $0.4 million. During the nine months ended September 30, 2015, the Company had no computer software amortization costs, due to the products still being under development and not having been placed into service during those periods.

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
A summary of the changes to goodwill, is as follows (in thousands):

Goodwill as of December 31, 2015	$297,223
Acquisition	782
Divestiture	(7,233)
Goodwill as of September 30, 2016	$290,772

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

Research and Development
Internally funded research and development expenses are expensed as incurred and are included in operating expenses in the accompanying condensed consolidated statement of operations. In accordance with FASB ASC Topic 730, Research and Development, such costs consist primarily of payroll, materials, subcontractor and an allocation of overhead costs related to product development. Research and development costs totaled $1.2 million and $0.7 million for the three months ended September 30, 2016 and 2015, respectively.  Research and development costs totaled $3.3 million and $2.2 million for the nine months ended September 30, 2016 and 2015, respectively.

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

For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax liability or benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax obligations or benefits and subsequent adjustments as considered appropriate by management. The Company's policy is to record interest and penalties as an increase in the liability for uncertain tax obligations or benefits and a corresponding increase to the income tax provision. No such adjustments were recorded during the three or nine months ended September 30, 2016 or the respective periods for 2015.

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

The following table presents the calculation of basic and diluted net loss per share (in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net Income (Loss) from Continuing Operations	$3,504	$(7,129)	$4,978	$(28,005)
Loss on Discontinued Operations	(1,040)	(875)	(27,496)	(17,522)
Net Income (Loss)	$2,464	$(8,004)	$(22,518)	$(45,527)
Weighted average shares – basic	40,955	39,145	40,368	38,340
Effect of dilutive potential common shares	351	—	563	—
Weighted average shares – diluted	41,306	39,145	40,931	38,340

Net Income (Loss) per share from Continuing Operations – basic	$0.09	$(0.18)	$0.12	$(0.73)
Net Loss per share from Discontinued Operations – basic	(0.03)	(0.02)	(0.68)	(0.46)
Net Income (Loss) per share – basic	$0.06	$(0.20)	$(0.56)	$(1.19)
Net Income (Loss) per share from Continuing Operations – diluted	$0.09	$(0.18)	$0.12	$(0.73)
Net Loss per share from Discontinued Operations – diluted	(0.03)	(0.02)	(0.67)	(0.46)
Net Income (Loss) per share – diluted	$0.06	$(0.20)	$(0.55)	$(1.19)
Outstanding options and warrants, total	1,591	5,358	1,591	5,358
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
The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread of our Convertible Senior Notes due 2019 (the "Notes") on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share of common stock when the average market price of our common stock for a given period exceeds the Notes' conversion price of $14.83. For the three and nine months ended September 30, 2016, 10.1 million shares related to the Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the conversion price of the Notes exceeded the average market price of the Company’s common shares for the three and nine months ended September 30, 2016.

Stock Based Compensation
As discussed in Note 10, the Company applies the fair value method that requires all share-based payments to employees and non-employee directors to be expensed over their requisite service period based on their fair value at the grant date, using a prescribed option-pricing model. The expense recognized is based on the straight-line amortization of each individually vesting piece of a grant. The calculated expense is required to be based upon awards that ultimately vest and we have accordingly reduced the expense by estimated forfeitures.

The following assumptions were used for share-based awards granted.

Dividend Yield — The Company has never declared or paid dividends on its common stock and has no plans to do so in the foreseeable future.
Risk-Free Interest Rate — Risk-free interest rate is based on US Treasury zero-coupon issues with a remaining term approximating the expected life of the share-based award term assumed at the date of grant.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Expected Volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company's expected volatility is based on its historical volatility for a period that approximates the estimated life of the share-based awards.
Expected Term of the Share-based Awards — This is the period of time that the share-based awards granted are expected to remain unexercised. The Company estimates the expected life of the share-based award term based on the expected tenure of employees and historical experience.
Forfeiture Rate — The Company estimates the percentage of share-based awards granted that are expected to be forfeited or canceled on an annual basis before share-based awards become fully vested. The Company uses the forfeiture rate that is a blend of past turnover data and a projection of expected results over the following twelve-month period based on projected levels of operations and headcount levels at various classification levels with the Company.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows. The new guidance addresses the diversity in practice in how certain cash receipts and payments are classified in the statement of cash flows, including debt prepayment or extinguishment

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

costs, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, and distributions from certain equity method investees. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The guidance requires application using a retrospective transition method. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.

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
The total purchase price paid for the 2015 acquisitions described above have been allocated as follows (in thousands):

2015 Acquisitions

Cash	$643
Current assets, net of cash acquired	1,533
Fixed assets	155
Intangibles	5,059
Goodwill	16,706
Total Assets Acquired	24,096
Total Liabilities Assumed	844
Net Assets Acquired	$23,252
Net Cash Paid	$20,751
Equity Issued	1,858
Actual Cash Paid	$21,394

During the third quarter of 2016, the Company acquired a geospatial intelligence collection business for a preliminary purchase price of $3.9 million. The purchase price included $2.5 million of cash and contingent cash consideration of up to $2.5 million, preliminarily valued at $1.4 million as of the acquisition date. The contingent cash consideration is based on the acquired company achieving certain revenue targets by March 31, 2018.
All acquisitions were accounted for using the acquisition method of accounting. Results of operations for each acquired entity were included in the condensed consolidated financial statements from the date of each acquisition.

Pro forma income statements are not presented for the nine months ended September 30, 2016 and 2015, as there were no material acquisitions during that period.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

At September 30, 2016, we did not have any assets or liabilities measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques.

4. RECEIVABLES

Receivables consist of the following:

	September 30, 2016	December 31, 2015
	(In thousands)
Receivables
Billed	$30,055	$36,278
Unbilled	17,417	16,833
Total Receivables	$47,472	$53,111

Unbilled amounts represent revenue recognized which could not be billed by the period end based on contract terms. The majority of the unbilled amounts were billed subsequent to period end. Retainages typically exist at the end of a project and/or if there is a disputed item on an invoice received by a customer, at September 30, 2016 and December 31, 2015, retained amounts are insignificant and are expected to be collected subsequent to the balance sheet date.
Most of the Company's revenues are derived from contracts with the US Government, in which we are either the prime contractor or a subcontractor, depending on the award.

5. INVENTORIES

Inventories at September 30, 2016 and December 31, 2015 consist of work in process at various stages of production and finished goods. This inventory, which consists primarily of mobile communications devices, aeroptic cameras and radars, are valued at the lower of cost (as calculated using the weighted average method) or net realizable value. The cost of the work in process consists of materials put into production, the cost of labor and an allocation of overhead costs. At September 30, 2016, and December 31, 2015, we had an inventory reserve balance of $0.4 million and $0.1 million respectively, for certain products where the market has not developed as expected.

6. PREPAID EXPENSES

Prepaid expenses at September 30, 2016 and December 31, 2015, primarily consist of prepaid insurance, deferred financing costs and software licenses.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

7. PROPERTY AND EQUIPMENT

Property and equipment are as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Property and Equipment
Aircraft	$15,883	$11,296
Leasehold Improvements	23,032	22,469
Manufacturing Equipment	5,799	5,452
Software Development Costs	2,132	1,942
Office Equipment	13,174	10,967
Total	60,020	52,126
Accumulated Depreciation	(27,960)	(23,376)
Property and Equipment, net	$32,060	$28,750

Depreciation expense charged to operations was $1.5 million and $1.5 million for the three months ended September 30, 2016 and 2015, respectively. Depreciation expense charged to operations was $5.0 million and $4.3 million for the nine months ended September 30, 2016 and 2015, respectively.

8. AMORTIZATION OF INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30, 2016 (In thousands)
Intangible	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationships and Contracts	$26,837	$(19,441)	$7,396
Software Technology and Other	2,162	(37)	2,125
	$28,999	$(19,478)	$9,521

The Company recorded amortization expense of $1.5 million and $1.8 million for the three months ended September 30, 2016 and 2015, respectively. The Company recorded amortization expense of $4.5 million and $5.4 million for the nine months ended September 30, 2016 and 2015, respectively.

Estimated future intangible amortization expense by year as of September 30, 2016 (In thousands):
Remainder of 2016	2017	2018	2019	2020	Thereafter
$1,650	$5,555	$996	$626	$416	$278

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

Holders of the Notes may convert their notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending September 30, 2014, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day; (ii) during the five business day period immediately after any five consecutive trading day period in which the trading price per $1,000 principal amount of Notes for each trading day of that period was less than 98% of the product of the last reported sale price of Company’s common stock and the conversion rate for the Notes for each such trading day; or (iii) upon the occurrence of specified corporate events. On and after January 15, 2019, holders may convert their Notes at any time, regardless of the foregoing circumstances.

Upon conversion, the Company will settle the Notes in cash, shares of Company common stock or a combination of cash and shares of Company common stock, at the Company’s election. The Notes have an initial conversion rate of 67.41 shares of common shares per $1,000 principal amount of the Notes, which is equal to an initial conversion price of approximately $14.83 per common share. The conversion price is subject to adjustments upon the occurrence of certain specified events.

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

As of September 30, 2016, the outstanding principal of the Notes was $149.5 million, the unamortized debt discount was $16.0 million, the unamortized deferred financing costs were $2.6 million and the carrying amount of the liability component was $130.9 million, which was recorded as long-term debt within the Company’s condensed consolidated balance sheet. As of September 30, 2016, the fair value of the liability component relating to the Notes, based on a market approach, was approximately $133.9 million and represents a Level 2 valuation.

During the three months ended September 30, 2016, the Company recognized $2.5 million of interest expense related to the Notes, which included $1.3 million for noncash interest expense relating to the debt discount and $0.2 million relating to amortization of deferred financing costs. During the nine months ended September 30, 2016, the Company recognized $7.5 million of interest expense related to the Notes, which included $4.0 million for noncash interest expense relating to the debt discount and $0.7 million relating to amortization of deferred financing costs. During the three months ended September 30, 2015, the Company recognized $2.5 million of interest expense related to the Notes, which included $1.3 million for noncash interest expense relating to the debt discount and $0.2 million relating to amortization of deferred financing costs. During the nine months ended September 30, 2015, the Company recognized $7.4 million of interest expense relating to the Notes, which included $3.8 million for noncash interest expense relating to the debt discount and $0.7 million relating to amortization of deferred financing costs.

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

In February 2016, the Company amended the 2014 Credit Agreement. The amendment permanently decreases the amount available under the revolver to $20.0 million. At September 30, 2016, we were in compliance with all of our debt covenants under the 2014 Credit Agreement. As a result of the amendment permanently decreasing the amount available under the revolver the Company wrote off $0.3 million of unamortized deferred financing costs, which were included as part of interest expense.

10. STOCK - BASED COMPENSATION

At September 30, 2016, KEYW had stock-based compensation awards outstanding under the following plans: The 2008 Stock Incentive Plan ("2008 Plan"), The 2009 Stock Incentive Plan ("2009 Plan") and The Amended and Restated 2013 Stock Incentive Plan ("2013 Plan").

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

2013 Stock Incentive Plan
Total equity available to issue	2,700,000
Total equity outstanding or exercised	1,998,998
Total equity remaining for future grants	701,002

The Company has awarded stock options, restricted stock awards, restricted stock units and Long-Term Incentive Stock grants to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate such persons to serve the Company and to expend maximum effort to improve the business results and earnings of the Company, by providing to such persons an opportunity to acquire or increase a direct proprietary interest in the operations and future success of the Company and align employee and shareholder interests.

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

No stock options were issued during the nine months ended September 30, 2016. Historically all equity issuances have an exercise price at market value or higher based upon our publicly-traded share price on the date of grant. The Black-Scholes model requires inputs related to dividend yield, risk-free interest rate, expected volatility and forfeitures in order to price the option values.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

2016 Stock Option Exchanges
During 2016, the Company completed two shareholder-approved exchanges of options.

During July 2016, the Company completed an offer to exchange certain previously granted employee stock options for new restricted stock units on a three-for-one basis with certain eligible employees, excluding members of the Board of Directors and named executive officers. 390,570 options were exchanged for 130,265 restricted stock units. The restricted stock units granted will vest over a one year period from the date of the exchange. The exchange resulted in a modification charge of approximately $0.1 million, which will be recognized over the one year vesting period of the new restricted stock units. Terms of the restricted stock units are discussed in more detail below.

During August 2016, the Company completed an exchange of certain previously granted employee stock options for new Long-Term Incentive Shares on a three-for-one basis with certain members of the non-executive leadership team, excluding members of the Board of Directors and named executive officers. 178,900 options were exchanged for 59,636 Long-Term Incentive Shares. The Long-Term Incentive Shares granted have a weighted-average requisite service period of 2.2 years. There was no modification charge as result of the exchange. Long-Term Incentive Shares are discussed in more detail below.

A summary of stock option activity for the period ended September 30, 2016 is as follows:

	Number of Shares	Option Exercise Price	Weighted Average Exercise Price
Options Outstanding January 1, 2016	2,332,889
Granted	—	—	—
Exercised	(60,050)	$5.00 - $9.25	$6.41
Cancelled	(1,000,167)	$5.00 - $17.71	$13.59
Options Outstanding September 30, 2016	1,272,672

As of September 30, 2016, outstanding stock options were as follows:

Exercise Price	Options Outstanding	Intrinsic Value	Options Vested	Intrinsic Value	Weighted Average Remaining Life (Years)
$5.00 – $5.50	272,450	$1,539,448	272,450	$1,539,448	2.85
$6.90 – $7.66	204,261	736,580	204,261	736,580	5.32
$7.96 – $8.14	67,700	207,580	67,700	207,580	5.12
$9.17 – $10.98	142,263	197,275	142,263	197,275	4.30
$11.18 - $11.99	154,025	—	153,900	—	5.86
$12.28 - $12.97	111,849	—	111,849	—	6.04
$13.00 - $13.48	58,500	—	57,876	—	6.36
$14.03 - $14.88	82,124	—	82,124	—	4.57
$16.08 - $17.11	179,500	—	134,939	—	7.35
	1,272,672	$2,680,883	1,227,362	$2,680,883

Restricted Stock Awards
During the first nine months of 2016, the Company issued 183,791 shares of restricted common stock as part of employee incentive plans and to new hires. The Company issued 74,100 shares of restricted common stock to existing employees under the long-term incentive plan and an additional 79,441 shares of restricted common stock to board members. The Company also issued 29,250 shares of restricted common stock to new employees. An additional 1,000 shares were issued to an existing employee as a discretionary award. The expense for these shares will be recognized over the vesting life of each individual tranche of shares based upon the fair value of a share of stock at the date of grant. All of the above shares cliff vest after three years, except for the shares issued to our board members. The shares granted to board members vest 50% on the 1st anniversary of the grant date and 50% on the 2nd anniversary of the grant date.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

The following table summarizes the activities for our unvested restricted stock awards for the nine months ended September 30, 2016:

Unvested Shares
Outstanding January 1, 2016	959,733
Granted	183,791
Vested	(258,582)
Cancelled	(159,193)
Outstanding September 30, 2016	725,749

Restricted Stock Units
As discussed above, the Company issued 130,265 restricted stock units as part of the July 2016 option exchange. The following table summarizes the activities for our unvested restricted stock units for the nine months ended September 30, 2016:

Unvested Units
Outstanding January 1, 2016	—
Granted	130,265
Vested	(334)
Cancelled	(5,168)
Outstanding September 30, 2016	124,763

Long-Term Incentive Share Grants
During the first nine months of 2016, the Company granted 1,040,000 Long-Term Incentive Shares. 535,000 of these shares were granted to new hires, 445,364 were granted as part of employee incentive plans and 59,636 were granted as part of the August 2016 option exchange, discussed above. Of the grants to new hires 505,000 of the Long-Term Incentive Shares were granted outside of the 2013 Plan, in accordance with Section 4(2) of the Securities Act of 1933. The Long-Term Incentive Shares will be subject to a two-year holding period following the vesting date. The granting and vesting of the Long-Term Incentive Shares will be contingent upon the employees continued employment with KEYW, subject to acceleration upon certain events. We measured the fair value of the Long-Term Incentive Share grants using a Monte Carlo simulation approach with the following assumptions: risk-free interest rate ranging between 1.01% and 1.76%, expected volatility ranging between 53.15% and 59.5% and dividend yield of 0%. The grant-date fair value of these long term incentive shares is $5.2 million. The expense for these grants will be recognized over the requisite service period of each individual tranche, which have weighted average requisite service periods range from 2.2 years and 4.9 years.

The following table summarizes the activities for our Long-Term Incentive Share grants for the nine months ended September 30, 2016:

Unvested Long-Term Incentive Shares
Outstanding January 1, 2016	400,000
Granted	1,040,000
Outstanding September 30, 2016	1,440,000

These Long-Term Incentive Share grants consist of five vesting tranches, which will vest at any time prior to the fifth anniversary of their grant date that the closing market price of the Company’s common stock over any 30 consecutive trading days is at or greater than the target price, set forth in the table below.

Target Price Per Share	Long-Term Incentive Shares
$13.00	180,000
$16.00	180,000
$20.00	360,000
$25.00	360,000
$30.00	360,000

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

All stock based compensation has been recorded as part of operating expenses. Accounting standards require forfeitures to be estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures for the periods ended September 30, 2016 and 2015. The Company recorded total stock compensation expense of $1.0 million and $1.1 million for the three months ended September 30, 2016 and 2015, respectively. The Company recorded total stock compensation expense of $2.2 million and $4.4 million for the nine months ended September 30, 2016 and 2015, respectively. The total unrecognized stock compensation expense at September 30, 2016, is approximately $9.6 million, which is expected to be recognized over a weighted average period of 2.6 years.

11. WARRANTS

During the nine months ended September 30, 2016, warrant holders exercised 2,213,935 warrants, with 349,144 exercised for cash and 1,864,791 exercised cashlessly. The warrants exercised for cash were exercised at $5.50 per share. The total cash received from these exercises was $1.9 million. Under our warrant agreements, warrants may be exercised cashlessly based on the average price of the Company's common stock for the five days prior to exercise. Under this methodology the warrants that were exercised cashlessly were exchanged for 471,504 shares of the Company's common stock.

As of September 30, 2016, outstanding warrants were as follows:

Exercise Price	Warrants Outstanding	Warrants Vested	Weighted Average Remaining Life (Years)
$9.25	160,000	160,000	0.46
$12.65	158,116	158,116	3.16
	318,116	318,116

12. BUSINESSES HELD FOR SALE, DISCONTINUED OPERATIONS AND DISPOSITIONS

Dispositions - Discontinued Operations
In our annual report for the fiscal year ended December 31, 2015, we announced that we were exploring strategic alternatives for our Hexis business. Our Hexis business marketed our HawkEye products and related maintenance and services to the commercial cyber sector and comprised our entire former Commercial Cyber Solutions reportable segment. As previously announced, the alternatives that we were evaluating included seeking an investment in or an outright sale of this business in one or more transactions to unrelated buyers.
During the first quarter of fiscal year 2016, we completed our assessment of the alternatives for the Hexis business and, the Company committed to a plan to sell the business in its entirety. Management and the Board decided that although the Hexis business had consistently demonstrated impressive capabilities in its product suites and gained some commercial traction in the marketplace, the progress had not been sufficient for the Company to continue to operate the business in the manner that it has been operated in the past. Accordingly, management decided that rather than continuing to commit the resources and investment that would be required to continue to grow the Hexis business, the Company would sell the business and refocus the use of resources and its strategy on the Government Solutions business.
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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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
We further note that from inception of the Hexis business through our decision to sell the business, we had been a relatively new participant in the commercial cyber security market. Accordingly, the Hexis business had historically required a significant amount of investment of the Company’s resources. The business has historically incurred losses and was expected to continue to include losses until we gained sufficient traction within the marketplace. Following completion of the sale of the Hexis business, the Company will no longer offer or market any products or services to the commercial cyber security market and does not intend to make similar investments in the development of commercial cyber security products. After consideration of these factors, we concluded that our decision to sell the Hexis business constitutes a strategic shift that is expected to have a major effect on our operations and financial results. Therefore, we also reclassified the results of our Hexis business, which comprised our entire Commercial Cyber Solutions reportable segment, as discontinued operations for all periods presented in our condensed consolidated financial statements. The results of our Commercial Cyber Solutions segment previously included the allocation of certain general corporate costs, which we have reallocated to our remaining continuing operations on a retrospective basis.
The following table summarizes the aggregate carrying amounts of the major classes of Hexis assets and liabilities included in discontinued operations as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Receivables	$3,072	$5,256
Inventories, net	—	2,164
Prepaid expenses	—	345
Property and equipment, net	—	5,341
Goodwill	—	7,467
Other intangibles, net	—	2,600
Total assets classified as held for sale:	$3,072	$23,173

Accounts payable and other accrued expenses	$2,620	$3,686
Deferred revenue	—	3,398
Total liabilities held for sale	$2,620	$7,084

The following table provides a summary of the operating results of Hexis, which we have reflected as discontinued operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues	16	2,998	2,894	8,301
Costs of Revenues, excluding amortization	194	1,189	1,881	3,159
Operating expenses	866	9,485	16,133	30,141
Impairment of goodwill	—	—	6,980	—
Intangible amortization expense	—	1,178	381	3,703
Loss on disposal of Hexis	—	—	5,509	—
Loss before Income Taxes from Discontinued Operations	(1,044)	(8,854)	(27,990)	(28,702)
Income Tax Benefit, net on Discontinued Operations	(4)	(7,979)	(494)	(11,180)
Loss on Discontinued Operations	(1,040)	(875)	(27,496)	(17,522)

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

The following table presents the operating and investing cash flows of our discontinued Hexis business for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine months ended September 30,
	2016	2015
Non-Cash Operating Items
Depreciation and amortization expense	$1,016	$5,546
Impairment of Commercial Cyber Solutions Goodwill	6,980	—
Loss on disposal of long-lived assets	3,568	—
Cash Flows from Investing Activities
Purchases of property and equipment	(471)	718
Proceeds from Hexis asset divestiture	$5,000	$—

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

13. INCOME TAXES

The Company’s quarterly provision for income taxes is measured using an estimated annual effective tax rate adjusted for discrete items that occur within the quarter. The provision for income taxes for continuing operations in the quarter ended September 30, 2016 and 2015 was a benefit of $1.9 million and an expense of $7.9 million, respectively. For the nine months ended September 30, 2016 and 2015, the provision for income taxes for continuing operations was an expense of $2.5 million and $32.8 million, respectively. The provision for income tax expense for the three and nine months ended September 30, 2015, includes the recording of a valuation allowance of $19.6 million to as a discrete item resulting in an effective rate that is significantly different than the Company’s statutory rate. The effective tax rate on income from continuing operations was (115.2)% and 1,054.4% for the three months ended September 30, 2016 and 2015, respectively. The effective tax rate on income from continuing operations was 33.4% and 684.0% for the nine months ended September 30, 2016 and 2015, respectively.
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

14. SUBSEQUENT EVENTS

In connection with the preparation of its condensed consolidated financial statements for the nine months ended September 30, 2016, the Company has evaluated events that occurred subsequent to September 30, 2016, to determine whether any of these

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

events required recognition or disclosure in the three or nine months of the 2016 condensed consolidated financial statements. The Company is not aware of any subsequent events which would require recognition or disclosure in the condensed consolidated financial statements.

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

DESCRIPTION OF THE COMPANY
We are a highly specialized provider of mission-critical cybersecurity, cyber superiority and geospatial intelligence solutions to US Government defense, intelligence and national security agencies and commercial enterprises. Our core capabilities include solutions, services and products to support the collection, processing, analysis, use of intelligence data and information in the domains of cyberspace and geospace, and the protection of networks and related infrastructure. Our solutions are designed to respond to meet the critical needs for agile intelligence in the cyber age and to assist the US Government in national security priorities.

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

Our Government solutions are focused on Intelligence Community customers including the National Security Agency (NSA), the National Reconnaissance Office (NRO), the National Geospatial Intelligence Agency (NGA), the Army Geospatial Center (AGC) and various other agencies within the Intelligence Community and Department of Defense (DoD). In addition, we provide our products and services to US federal, state and local law enforcement agencies and commercial enterprises. Our innovative solutions, understanding of intelligence and national security missions, management's long-standing and successful customer relationships and operational capabilities, and best-in-class employee base position us to continue our growth as we continue to expand into the cybersecurity market. We are highly focused on assisting our customers in achieving their mission of cyber superiority both defensively and offensively within the entire domain of cyberspace and doing so in time to observe, respond to and where possible prevent threat events, actions and agents from inflicting harm. Our solutions also encompass a broad spectrum of geospatial intelligence or GEOINT, capabilities. We believe today's complex, geographically distributed cyber threat environment is driving a convergence of cyber intelligence and geospatial intelligence.

The President’s government fiscal year (GFY) 2017 budget requests $19 billion in cybersecurity funding, up 35% year-over-year. We also believe that the total addressable Intelligence Community IT budget is approximately $9.7 billion for GFY17 and have aligned our strategic business development efforts to target these opportunities. The Intelligence Community is focused on enhancing its next-generation affordable Intelligence, Surveillance and Reconnaissance (ISR) programs, which is a major strength of our solution set. In addition, studies indicate that the Intelligence Community is actively seeking better solutions for analyzing and curating massive amounts of data. We believe that our capabilities address these needs as well.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Our primary areas of expertise include:

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

CONSOLIDATED OVERVIEW (In thousands)	Three months ended September 30, 2016	% of Revenue	Three months ended September 30, 2015	% of Revenue
Revenue	$72,111	100.0%	$78,100	100.0%
Gross Profit	23,799	33.0%	23,848	30.5%
Operating Expenses	18,031	25.0%	18,774	24.0%
Intangible Amortization	1,528	2.1%	1,766	2.3%
Non-operating Expense, net	2,612	3.6%	2,561	3.3%
Income Tax (Benefit) Expense, net on Continuing Operations	(1,876)	(2.6)%	7,876	10.1%
Loss on Discontinued Operations	(1,040)	(1.4)%	(875)	(1.1)%

Revenue decreased by $6.0 million, or 7.7%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. The largest drivers of the decrease in revenue were related to the systems engineering and technical assistance (SETA) divestiture, certain solutions contracts that ended in the second quarter of 2016 and delays in the follow-on efforts, partially offset by growth in our airborne ISR business, higher advanced geospatial intelligence products and solutions sales and increased revenue from other solutions contracts.
Gross profit was flat for the quarter ended September 30, 2016, as compared to the quarter ended September 30, 2015. Gross margin increased by 250 basis points for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. The increase in gross margin was predominately due to a change in our revenue mix towards our higher-margin airborne ISR business revenue and advanced geospatial intelligence products and solutions sales.
Our operating expenses for the three months ended September 30, 2016 decreased by $0.7 million and increased slightly as a percentage of revenue compared to the same period ended September 30, 2015. The decrease in operating expenses was due primarily to a reduction of indirect costs, partially offset by increased business development costs and higher research and development spending.
Intangible amortization expense decreased for the three months ended September 30, 2016 because certain intangibles from prior acquisitions became fully amortized.
Non-operating expense was essentially flat for the quarter ended September 30, 2016 compared with the quarter ended September 30, 2015.

The tax provision on continuing operations was a benefit of $1.9 million or 115.2% and an expense of $7.9 million or 1,054.4% for the three months ended September 30, 2016 and 2015, respectively. The tax benefit recorded for the three months ended September 30, 2016, was due to a reduction of the estimated annual effective tax rate. The tax expense recorded for the three months ended September 30, 2015, was impacted by the valuation allowance that was established during the second quarter of 2015 due to the uncertainty of the utilization of deferred tax assets in future periods. The valuation allowance established in 2015 is still in effect as we currently believe it unlikely that we will realize a significant portion of our deferred tax asset.

Loss on discontinued operations increased by $0.2 million, or 18.9% for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. The largest driver of the increase was a decrease in the tax benefit on discontinued operations, partially offset by the sale of Hexis Cyber Solutions product lines in the second quarter of 2016.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

CONSOLIDATED OVERVIEW (In thousands)	Nine months ended September 30, 2016	% of Revenue	Nine months ended September 30, 2015	% of Revenue
Revenue	$219,099	100.0%	$222,818	100.0%
Gross Profit	70,523	32.2%	68,344	30.7%
Operating Expenses	51,815	23.6%	50,521	22.7%
Intangible Amortization	4,463	2.0%	5,373	2.4%
Non-operating Expense, net	6,776	3.1%	7,655	3.4%
Income Tax Expense, net on Continuing Operations	2,491	1.1%	32,800	14.7%
Loss on Discontinued Operations	(27,496)	(12.5)%	(17,522)	(7.9)%

Revenue decreased by $3.7 million, or 1.7%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. The largest drivers of the decrease in revenue were related to the SETA divestiture, certain solutions contracts that ended in the second quarter of 2016 and delays in the follow-on efforts, partially offset by growth in our airborne ISR business, higher advanced geospatial intelligence products and solutions sales, increased government cyber training initiatives and increased revenue from other solutions contracts.
Gross profit increased by $2.2 million for the nine months ended September 30, 2016, as compared to the period ended September 30, 2015. Gross margin increased by 150 basis points for the nine months ended September 30, 2016, as compared to the period ended September 30, 2015. The increase in gross margin was predominately due to a change in our revenue mix towards our higher-margin airborne ISR business, higher advanced geospatial intelligence products and solutions sales.
Our operating expenses for the nine months ended September 30, 2016, increased by $1.3 million and as a percentage of revenue compared to the same period ended September 30, 2015. The increase is due primarily to costs associated with the newer Milestone facility, which we began occupying during the third quarter of 2015, increased business development costs and higher professional fees, partially offset by a reduction of indirect costs.
Intangible amortization expense decreased because certain intangibles from prior acquisitions became fully amortized during the period.
Non-operating expense decreased by $0.9 million for the nine months ended September 30, 2016, compared with the nine months ended September 30, 2015. The decrease in non-operating expense was driven by the pre-tax gain related to the sale of our SETA business of $3.0 million, which was partially offset by increased interest expense and certain operating lease disposal costs.

The effective tax rate on income from continuing operations was 33.4% and 684.0% for the nine months ended September 30, 2016 and 2015, respectively. The effective tax rate for the nine months ended September 30, 2015, was impacted by the valuation allowance that was established during the second quarter of 2015 due to the uncertainty of the utilization of deferred tax assets in future periods. The valuation allowance established in 2015 is still in effect as we currently believe it unlikely that we will realize a significant portion of our deferred tax asset.

Loss on discontinued operations increased by $10.0 million, or 56.9% for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. The largest drivers of the increase were related to the additional goodwill impairment of $7.0 million and the $5.5 million pre-tax loss recognized on the sale of the Hexis Cyber Solutions product lines. These increases were partially offset by cost-saving measures put in place in January 2016 and the sale of Hexis Cyber Solutions product lines in the second quarter of 2016.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents totaled approximately $42.5 million at September 30, 2016. Our working capital, defined as current assets minus current liabilities, was $73.0 million, which represents an increase of approximately $10.0 million from December 31, 2015. The increase in working capital is primarily due to the sale of our SETA business for approximately $11.2 million in cash. At September 30, 2016, we were in compliance with all of our debt covenants under our senior credit agreement.
We believe that cash from operations, cash and cash equivalents on hand, and the $20.0 million of funds available under the 2014 Revolver (defined below) will be sufficient to fund our operations as we continue to grow. We may also use our 2014 Revolver

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

to fund acquisitions and to provide liquidity in the event of federal government budgetary issues, including the failure or delay by Congress and the President in approving federal budgets in the future. We may also raise additional capital through future debt or equity financing.
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

Upon conversion, the Company will settle the Notes in cash, shares of Company common stock or a combination of cash and shares of Company common stock, at the Company’s election. The Notes have an initial conversion rate of 67.41 shares of common shares per $1,000 principal amount of the Convertible Notes, which is equal to an initial conversion price of approximately $14.83 per common share. The conversion price is subject to adjustments upon the occurrence of certain specified events as set forth in the Indenture.

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

In February 2016, the Company amended the Credit Agreement by adjusting the minimum cash interest coverage ratio covenant effective for the quarters ended December 31, 2015, and March 31, 2016 to 2.25:1.00 and 3.25:1.00, respectively, and increasing the applicable interest rates with respect to the Credit Agreement’s consolidated senior secured leverage ratio pricing tiers. The amendment permanently decreases the amount available under the revolver to $20.0 million. At September 30, 2016, we were in compliance with all of our debt covenants under the Credit Agreement.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding our exposure to interest rates and foreign exchange rate risks.

Interest Rate Risk
At September 30, 2016, we had $149.5 million aggregate principal amount of 2.5% convertible senior notes due 2019 (the "Notes"). As the Notes are fixed rate instruments, as of September 30, 2016, our results of operations are not subject to fluctuations in interest rates.

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

We have also conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, pursuant to Rule 13a-15 of the Exchange Act, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, our CEO and CFO concluded that, because the material weakness in our internal control over financial reporting described above had not been fully remediated as of September 30, 2016, our disclosure controls and procedures were not effective as of September 30, 2016.
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

•
With respect to our overall global approach to addressing these material weaknesses, management will enhance their approach to evaluating complex transactions at a level of precision that minimizes the risk of material misstatement to an acceptable level and document these conclusions.

As we perform our interim testing, we may take additional measures or modify the remediation plan. We believe these measures will remediate the control deficiencies; however, the material weakness will not be considered remediated until management has concluded, through required testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting
Except for the implementation of the remediation measures described above, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As of September 30, 2016, and the date of this filing, the Company is not party to any material on-going legal proceedings.

ITEM 1A.    RISK FACTORS

Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015 and Part II, Item 1A, Risk Factors in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2016 and June 30, 2016, include certain risk factors that could materially affect our business, financial condition, or future results. Except for the risk factors set forth below, which are clarified and updated in their entirety, the risk factors stated in our periodic reports remain applicable.

The risk factor entitled “Acquisitions have formed a significant part of our growth strategy in the past and we expect to continue this strategy in the future. If we are unable to identify suitable acquisition candidates, integrate the businesses we acquire or realize the intended benefits, this aspect of our growth strategy may not succeed. Acquisitions involve numerous risks, including risks related to integration and undisclosed or underestimated liabilities” in our Annual Report on Form 10-K for the year ended December 31, 2015 is revised in its entirety as follows:

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

The risk factor entitled “Business disruptions could reduce our expected revenue, increase our expenses, and damage our reputation” in our Annual Report on Form 10-K for the year ended December 31, 2015 is revised in its entirety as follows:

System failures or security threats, including those resulting from cybersecurity threats, could cause business disruptions, which could have a material adverse effect on our business and damage our reputation.

We rely upon sophisticated technology systems and infrastructure. We take reasonable steps to protect them, including the implementation and use of industry standard security precautions. However, such systems are potentially vulnerable to breakdown, malicious intrusion, natural disaster, and random attack. A disruption to our systems or infrastructure could damage our reputation and cause us to lose customers and revenue. This could require us to expend significant efforts and resources or incur significant expense to eliminate these problems and address related security concerns.

In addition, as a defense contractor, we face various security threats, including cybersecurity threats, to gain unauthorized access to sensitive information; threats to the safety of our directors, officers, and employees; threats to the security of our facilities and infrastructure; and threats from terrorist acts. Although we utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent security threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive information or capabilities, harm to personnel or infrastructure, or damage to our reputation, and could have a material adverse effect on our financial position, results of operations, or cash flows.

We face a heightened risk of a security breach or disruption because of our possession of classified and other sensitive information. Many government contractors have already been targeted and these types of attacks are likely to occur in the future. Attacks of any kind on our network or other systems could result in the loss of customer or proprietary data, interruptions or delays in our customers' business and damage to our reputation, which could have a material adverse effect on our business operations and reputation. In addition, the failure or disruption of our systems, communications or utilities could result in the interruption or suspension of our operations, which could have a material adverse effect on our business operations and reputation.

If our systems, services or other applications have significant defects or errors, if we are successfully attacked by cyber or other security threats, or if we suffer delivery delays or otherwise fail to meet our customers' expectations, we may:

•	lose revenue due to adverse customer reaction;

•	incur additional costs related to monitoring and increasing our cyber security;

•	incur additional costs related to remediation;

•	be sued by customers and other who were harmed;

•	reduce or negate the value of our proprietary information;

•	receive negative publicity, which could damage our reputation and adversely affect our ability to attract or retain customers;

•	be unable to successfully market services that rely on the creation and maintenance of secure IT systems:

•	damage the confidence of our employees in the management and systems of the company;

•	suffer claims for substantial damages, particularly as a result of any successful network or systems breach and exfiltration of customer information; or

•	incur significant costs complying with applicable federal or state laws, including laws governing protection of personal information.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2016, 505,000 long-term incentive shares were granted to new hires outside of the 2013 Plan, in accordance with Section 4(2) of the Securities Act of 1933.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

ITEM 6.    EXHIBITS

Exhibits – See Exhibit Index

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KEYW HOLDING CORPORATION

Date:	November 2, 2016	By:	/s/ William J. Weber
William J. Weber
President and Chief Executive Officer

Date:	November 2, 2016	By:	/s/ Michael J. Alber
Michael J. Alber
Executive Vice President and Chief Financial Officer

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Exhibit No.	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of the Company, as filed on October 6, 2010	(1)

3.2	Certificate of Correction of Articles of Amendment and Restatement	(2)

3.3	Amended and Restated Bylaws of the Company, effective as of August 13, 2014	(3)

4.1	Specimen of Common Stock Certificate	(4)

4.2	Indenture, dated July 21, 2014, between the Company and Wilmington Trust, National Association, as trustee.	(5)

4.3	First Supplemental Indenture, dated July 21, 2014, between the Company and Wilmington Trust, National Association, as trustee.	(5)

4.4	Form of 2.50% Convertible Senior Note due 2019 (incorporated by reference to Exhibit 4.2 hereto).	(5)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	x

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	x

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