Form 10-K
period 2016-12-31
KEYW HOLDING CORP
filed 2017-03-15
CIK 1487101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Registrant's telephone number, including area code: (443) 733-1600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
(Title of Each Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of June 30, 2016 was approximately $380.8 million.
As of February 28, 2017 there were 49,500,077 shares of the registrant's Common Stock, $0.001 par value per share outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference information from certain portions of the registrant's definitive proxy statement for the 2017 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.
A list of the Exhibits and Financial Statement Schedules in this Report on Form 10-K begins on page 46.

TABLE OF CONTENTS

Table of Contents
FORM 10-K
The KeyW Holding Corporation

i

PART I
INTRODUCTORY STATEMENT
The information contained in this report pertains to the registrant, The KeyW Holding Corporation (KeyW). References in this annual report to “KeyW,” the “Company,” “we,” “our” and “us” refer to The KeyW Holding Corporation and, unless the context otherwise requires, its subsidiaries.
Unless otherwise specifically stated, the information contained in this report, including but not limited to information contained in “Part I, Item 1 - Business” and “Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” does not take into account our pending acquisition of Sotera Defense Systems, announced March 8, 2017.
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
GENERAL OVERVIEW

KeyW is a highly-specialized provider of advanced engineering and technology solutions to support the collection, processing, analysis and dissemination of information across the full spectrum of the Intelligence, Cyber and Counterterrorism Communities' missions. Our solutions protect our nation and its allies. They are designed to meet the critical needs of agile intelligence and U.S. government national security priorities through a full range of advanced cyber operations and training, geospatial intelligence, cloud and data analytics, engineering, and intelligence analysis and operations offerings. Our Intelligence Surveillance and Reconnaissance (ISR) solution suite is deployed from an advanced sensor delivery platform. It includes proprietary products, including electro-optical, hyperspectral and synthetic aperture radar sensors, and other products that we manufacture and integrate with hardware and software to meet unique and evolving intelligence mission requirements.

KeyW solutions focus on Intelligence Community (IC) customers, including the National Security Agency (NSA), the National Geospatial Intelligence Agency (NGA), the Army Geospatial Center (AGC) and other agencies within the IC and Department of Defense (DoD). In addition, we provide products and services to U.S. federal, state and local law enforcement agencies, foreign governments and other entities in the Cyber and Counterterrorism markets. We believe the combination of our advanced solutions, understanding of the IC's mission; long-standing and successful customer relationships, operational capabilities and highly skilled, cleared workforce will help expand our footprint in our core markets.

Our core capabilities address the missions of the IC, including:

Advanced Cyber Operations and Training: An integrated approach to solve offensive and defensive cyber operations challenges.

•	Offensive cyberspace operations that deliver capabilities research and development, operations support and Intel analysis

•	Defensive cyberspace operations and training focused on capabilities development, secure mobile communication and software and hardware security engineering

•	Cyber mission training and exercises providing real-world training sessions to prepare for a wide range of cyber security challenges

Geospatial Intelligence: Advanced solutions for collecting, processing and disseminating geospatial intelligence.

•	Geospatial systems and analytics design and development to meet unique mission requirements

•	Airborne intelligence collections to meet remote-sensed data collection and processing needs

•	Ultra-high resolution imaging systems

•	Software-reconfigurable radar sensors that are readily adaptable to diverse missions and a wide range of aircraft and ground vehicles

•	Custom-built sensors tailored to meet the strictest technical and operational requirements

Cloud & Data Analytics: The most current approaches driven by advanced research and development.

•	Data discovery, transformation and analysis with a proven, adaptable approach

•	Data management and security solutions developed by data scientists who understand the complexities of handling and sharing sensitive data

•	Cloud infrastructure and engineering using Software as a Service and Infrastructure as a Service models to provide universal accessibility and improved manageability

Engineering: Solutions for some of the world's most unique and challenging missions.

•	Custom packaging and microelectronics with low- to medium-rate production for virtually any mission

•	Digital forensics providing unique digital evidence capture and triage devices designed for speed and simplicity

Intelligence Analysis & Operations: Solutions and support for classified missions, systems and facilities designed to collect, analyze, process and use products of various intelligence sources.

•	We provide Intelligence analysis support in the following areas:

◦	Signals Intelligence (SIGINT)

◦	Open Source Intelligence (OSINT)

◦	Counterterrorism (CT)

◦	Cyber Threat Analysis

◦	Counterintelligence (CI)

◦	Human Terrain

◦	All-Source Analysis

◦	System Engineering (SE) Analysis

◦	Document and Material Exploitation (DOMEX)

◦	Imagery Intelligence (IMINT)

As of December 31, 2016, KeyW had 1,058 employees. For the year ended December 31, 2016, we derived 94% of our revenue from continuing operations, from U.S. government customers, including 78% of revenues derived from the IC and special military customers, acting as both prime contractor and subcontractor. Most of our contracts provide for a total contract period of five years, with an initial contract period of one year and the balance in one-year period renewal options. Historically, contract renewal options are rarely not exercised.

For 2016, 2015 and 2014, our revenue from continuing operations reflecting that of KeyW and our acquisitions, from the date of acquisition, was $288 million, $298 million and $279 million, respectively, based on accounting principles generally accepted in the United States of America (GAAP). Our 2016 revenue from continuing operations was derived from over 200 contracts (a combination of prime contracts and subcontracts), the 10 largest of which accounted for approximately 54% of our 2016 actual revenue from continuing operations, with no individual contract accounting for greater than 15% of our 2016 revenue from continuing operations. For the year ended December 31, 2016 we derived approximately 3% of our revenue from continuing operations from international customers.

Our Market Opportunity

KeyW solutions and products focus on serving IC customers including the NSA, the NGA, the AGC, and other agencies within the IC and DoD. In addition, we provide products and services to U.S. federal, state and local law enforcement agencies, foreign governments and other entities in the Cyber and Counter Terrorism markets.

We believe that KeyW's capabilities and offerings are well-aligned with national security priorities and we have structured our strategic business development efforts to target these opportunities. The current government fiscal year (GFY) 2017 budget requests approximately $19 billion in cybersecurity funding, up 35% year-over-year, and we believe that the total addressable DoD information technology, or IT, budget is approximately $38.2 billion for GFY 2017. Additionally, approximately $6.8 billion of the GFY 2017 budget request is earmarked for the DoD's cyberspace operations, an increase of approximately $900 million (or 15%) over GFY 2016. The increase is largely associated with anticipated growth in the DoD's Cyber Mission Forces and other defensive and offensive cyberspace activities. In addition, we have been successful at identifying, acquiring and integrating companies with capabilities to address the growing cybersecurity threat and evolving customer missions.

Intelligence

The IC is a constellation of 17 agencies and organizations, including the Office of the Director of National Intelligence, within the Executive Branch that work both independently and collaboratively to gather and analyze the intelligence necessary to conduct foreign relations and national security activities. The rapid pace of technological innovation and evolution of the security threat environment — physical and digital — requires highly specialized service providers who can ensure the IC and DoD maintain their technology leadership position to serve the security interests of the United States. To maintain superiority over adversaries, there is strong demand from the IC and DoD for cutting-edge technologies in areas such as Signal Processing, Cyber and Intelligence Analysis and Operations.

The IC represented an approximately $72 billion addressable market in GFY 2016. The intelligence budget is divided between the National Intelligence Program (NIP), managed by the Office of the Director of National Intelligence, and the Military Intelligence Program (MIP), managed by the Secretary of Defense. The NIP, which supports agencies such as the National Reconnaissance Office, the NSA and the Central Intelligence Agency, represented an approximately $54 billion annual budget in GFY 2016 and has grown at a compounded annual growth rate of approximately 3% since 2006, despite significant government budgetary pressures. The positive budgetary trends are driven by the need to produce actionable intelligence to combat the evolving asymmetric and widely distributed threat landscape. Growth is expected to continue, driven by the extreme demands on legacy, non-standardized infrastructure and emergence of new technologies to collect, transport and store, analyze and operate an increasing amount of data.

Funding areas of the NIP are focused on maintaining technological advancement and superiority in the following areas:

•	Sustaining key investments to strengthen intelligence collection and critical operational capabilities supporting counterterrorism, counterintelligence and counterproliferation;

•	Protecting the IC's core mission areas and maintaining global coverage to remain vigilant against emerging threats;

•
Promoting increased intelligence sharing and advancing IC integration through continued investment in enterprise-wide capabilities and use of cloud technology to facilitate greater efficiency and improve the safeguarding of information across the intelligence information environment; and

•	Identifying resources for strategic priorities, including advanced technology to improve strategic warning, evolved collection and exploitation capabilities and increased resiliency.

Cybersecurity

Cybersecurity is receiving increased attention and budget funding at a time when there are widespread and effective threats that demonstrate the vulnerability of U.S. public and private data and communications networks. Recent headlines highlighting high-profile cases of unauthorized access, digital espionage, identity theft, malicious code and other cyber-crimes in both public and private sectors have reinforced the need for a more robust cyber security infrastructure. An increase in hacking attacks on key national security infrastructure systems, such as the DoD computer system, has heightened the need for improved threat protection. Additionally, the expansion of anti-terrorism efforts to cyberspace highlights the need for improved global cyber coordination and security measures.

The Office of Management and Budget highlights cybersecurity as a key priority for maintaining U.S. national security. The significant increase in overall U.S. federal resources for cybersecurity supports a broad-based cybersecurity strategy for securing the U.S. government, enhancing the security of critical infrastructure and important technologies and investing in next-generation tools and workforce. As part of the passage of the Cybersecurity Act of 2015, the Obama administration implemented the Cybersecurity National Action Plan to develop short-term and long-term actions to improve cybersecurity on national and local levels.

Counter Terrorism

The war against terrorism has shifted the focus of the IC, the DoD and Department of Homeland Security (DHS) towards utilizing technology-centric weapons and strategies, data mining and analysis and counterterrorism solutions. The published U.S. National Military Strategy highlights counter terrorism as a joint force prioritized mission and underscores related initiatives as key investment priorities for the foreseeable future. Similarly, the National Security Strategy highlights the war against the persistent threat of terrorism as a pillar to maintain national security. Counter terrorism is highlighted as the top priority in DHS budget requests.

U.S. Federal Government Contracts

We derive substantially all our revenue from U.S. Government customers. In fiscal years 2016, 2015, and 2014, we generated approximately 94%, 94% and 95%, respectively, of our total revenue from contracts where the end customer was the U.S. Government, which has a highly structured and regulated competitive procurement process. Our intelligence and defense customers typically exercise independent contracting authority and do not use General Services Administration or other government-wide acquisition contracts to obtain our services or products.

Subcontracts accounted for approximately 46% of our revenue in 2016, and prime contracts accounted for 54%. In 2015 subcontracts accounted for approximately 44% of our revenue and prime contracts accounted for approximately 56% of our revenue. Our prime contracts have been awarded as both sole-source and competitive awards; our subcontracts have been awarded competitively from prime contractors.

Sole-source award contracts

Under a sole-source award contract, the purchase of goods or services is made from a single source without competitive bidding. It is awarded usually, but not always, by a federal government agency after soliciting and negotiating with only one firm. These contracts can be negotiated much more quickly than a typical competitive contract providing there is adequate demonstration of both need and the likelihood that any attempt to obtain bids would only result in one person or company able to meet the need. Urgency is often the rationale for sole-source contracts. Sole-source contracts may be awarded based on a variety of different compensation models, including firm-fixed price (FFP), time-and-materials (T&M), cost-plus-fixed-fee, or level-of-effort contracts based on negotiations, risk and cost uncertainty.

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

Contract types

We generate revenue under various types of contracts, which includeT&M, fixed-price-level-of-effort, FFP and cost reimbursable contracts. For the years ended December 31, 2016 and December 31, 2015, we derived revenue from such contracts on an actual basis as follows:

	Year ended December 31, 2016

Contract Type	(in millions)	(percentage)
Time & Materials	$55.6	19.3%
Fixed-Price-Level-of-Effort	59.2	20.6%
Firm-Fixed-Price	80.7	28.0%
Cost Reimbursement	92.5	32.1%

	Year ended December 31, 2015

Contract Type	(in millions)	(percentage)
Time & Materials	$67.7	22.7%
Fixed-Price-Level-of-Effort	64.3	21.6%
Firm-Fixed-Price	79.5	26.7%
Cost Reimbursement	86.4	29.0%

Time-and-materials contracts. Under a T&M contract, we are paid a fixed hourly rate for each direct labor hour expended and we are reimbursed for allowable material costs and out-of-pocket expenses. To the extent our actual direct labor and associated costs vary in relation to the fixed hourly billing rates among various labor categories provided in the contract, we will generate profit or we could incur a loss.

Fixed-price-level-of-effort contracts. Fixed-price-level-of-effort contracts are substantially like T&M contracts except that they require a specified level of effort over a stated period of time.

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

Backlog

We define backlog to include both funded and unfunded orders for products and services under existing signed contracts, assuming the exercise of all options relating to those contracts, less the amount of revenue we have previously recognized under those contracts. We define funded backlog as the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority. Unfunded backlog includes all contract options that have been priced but not funded. Unfunded backlog considers contract ceiling value under multiple award contracts, and includes estimates of future potential delivery orders that might be awarded under multiple award ID/IQ contract vehicles, GWACs or GSA schedule contracts.

As of December 31, 2016, our total backlog was $716 million, of which $174 million was funded and $542 million was unfunded. As of December 31, 2015, our total backlog was $524 million, of which $103 million was funded and $421 million was unfunded.

Total backlog may fluctuate from period to period depending on our success rate in winning contracts and the timing of contract awards, renewals, modifications and cancellations. We expect to recognize a substantial portion of our funded backlog as revenue within the next 12 months. However, the U.S. Government may terminate any contract at any time.

Customers

We derive substantially all of our revenue from continuing operations from contracts with U.S. government agencies involved with national security missions. For the year ended December 31, 2016, our revenue from continuing operations was derived 51% from contracts with the NSA, 16% from contracts with the U.S. Army, 7% from contracts with the NGA, 18% from contracts with other elements of the DoD excluding the NSA, the U.S. Army and the NGA, 2% from work for other major intelligence agencies and other intelligence, defense, homeland security and law enforcement organizations and 6% from commercial and international customers.

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

Our Competitive Strengths

We believe the following competitive strengths will allow us to take advantage of the trends in our industry:

Ability to develop, field, and operate end-to-end intelligence solutions. Through a combination of acquisitions and organic technology development, KeyW has assembled a collection of capabilities that when combined, are capable of supporting our customers' end-to-end intelligence mission in airborne, ground and cyber domains. We intend to leverage these customer-proven capabilities to extend our market penetration to other organizations and agencies, foreign and domestic, and to drive organic growth.

Focus on core cyber superiority, geospatial intelligence and intelligence strengths. We focus on delivering cyber superiority, geospatial intelligence and intelligence support to the IC. We deliver a full range of cyber engineering services and solutions, geospatial intelligence services and solutions and cyber intelligence products. Mastering cyberspace and thereby attaining cyber superiority is a core mission of the IC. We believe that our focus gives our customers faster and more innovative solutions than those offered by our competitors.

Agile intelligence, cybersecurity and cyber age operations expertise. We have significant experience in building signal and information processing solutions, cybersecurity, cyber superiority and geospatial intelligence solutions, using agile methodologies for the IC to support mission critical activities and complex national security problems. Our team has established a strong reputation for responding quickly to customer requirements, and for partnering with our customers to identify and define these requirements. The changes in the threat environment that have occurred since 2001 have put enormous pressure on the IC to respond more quickly and in a more integrated way than ever before. We believe that we have a culture of innovation and agility that allows us to respond more quickly and with greater impact than other organizations.

Successful track record of acquiring and integrating key businesses. Since our founding, we have assembled, through a series of highly selective strategic acquisitions, a single distinct, integrated and cohesive platform that provides high quality and complementary cybersecurity, cyber superiority and geospatial intelligence capabilities, solutions and products to meet the demanding needs of our customers' missions.

Strong Intelligence Community experience and network. Our leadership and employees have significant expertise in the IC and a lengthy track record with many members of the IC. Our insight into the IC's needs and our mission focus allow us to articulate and support our customers' needs as they emerge, placing us at the forefront of solutions being offered. The senior members of our leadership and technology teams have a record of supporting the IC's programs for the past 20 to 30 years. Our long-term relationships establish the basis of trust required to understand and support mission-critical requirements. During this period, our executives have gained access to the highest levels of the IC, allowing them to provide thought leadership in the transformation of the intelligence process to respond to challenges of cyber age operations and a rapidly changing asymmetrical global threat environment.

Skilled employees with high-level security clearances. As of December 31, 2016, we had 1,058 employees. Approximately 80% of our employees have U.S. government security clearances, with approximately 73% holding top secret or higher clearance. This concentration of highly-skilled and cleared personnel allows us to respond quickly to customer requirements and gives us on-going insight into our customers' toughest national security problems. The requirement for these clearances and the time and process required to attain them are significant barriers to entering this market.

ISR sensor development, rapid deployment and sustainment of airborne collection platforms. Our highly-customized, integrated airborne collection solutions are lower cost than traditional ISR platforms and complemented by complete flight services and ongoing sustainment and logistics support of the collection platforms. We rapidly deploy solutions tailored to meet the most urgent requirements for ISR imagery in support of tactical missions and rapid mapping of large areas in some of the world's most challenging locations, thus placing us at the center of the trend towards actionable intelligence.

Our Strategy

Our objective is to continue growing our business by providing affordable, advanced engineering and technology solutions that solve complex problems such as preventing cyber threats, transforming data into intelligence and combating global terrorism and to leverage our capabilities and innovations in this field to government intelligence, defense, and federal, state and local civil government customers. Key elements of our strategy to accomplish our continued growth objective include:

Pursuing strategic, capability-enhancing acquisitions. We will continue to proactively pursue selective strategic acquisitions that expand our intelligence and cyber platform of capabilities and solutions, provide access to new customers and provide increased scale in a consolidating landscape of providers to the IC. This will include companies that are leaders in supporting the U.S. intelligence and defense communities, as well as technologies and solutions in cybersecurity and other areas of innovation that are critical to the transformation of the intelligence and defense communities into cyber age operations and to improve the overall cybersecurity posture of the intelligence and defense communities.

Leverage IC experience in certain agencies to address new growth markets in the Intelligence, Cyber, and Counterterrorism Communities. KeyW has a meaningful presence in two of the 17 organizations that make up the IC (including the Office of the Director of National Intelligence) and a modest presence in three other agencies. A key growth strategy is to leverage the unique capabilities we have developed in our core customers to expand into the agencies where KeyW does not have a significant presence. We believe the capabilities we have developed for current customers will be attractive to other members of the IC, enabling a significant growth opportunity for KeyW. To expand our IC presence, we have invested in building a best-in-class business development team with a proven capability of penetrating new customer agencies and winning large new prime contracts.

Building and leveraging our research and development efforts. We intend to continue utilizing company and customer-funded research and development to develop technologies, products and solutions that have significant potential for near-term as well as long-term value in the markets we serve. We will continue to use intellectual property that we create internally or license from other companies in the areas of network traffic intelligence, cybersecurity, cyber intelligence and geospatial intelligence to build products and solutions to further penetrate the intelligence and defense market.
Competition
We sell our services and products primarily to the intelligence, cyber and counter terrorism communities. The level of security clearances required for this work limits the range of competitors against whom we compete for customers in these communities. In addition, the number of competitors is limited even further by the level of technical expertise required to deliver products and services to our government customers. We compete either as prime contractor or as a subcontractor, depending on the requirements and scope of the project.
Our competitors include both large competitors that offer a broad range of services and capabilities and smaller boutique organizations that are highly focused on particular capabilities, solutions and customers. Our larger competitors include divisions of large defense contractors such as Lockheed Martin Corporation, The Boeing Company and Northrop Grumman Corporation. We also face competition from a number of large, well-established government contractors such as Leidos Inc., Booz Allen Hamilton Corporation, CACI International, Inc. and others. The smaller competitors are generally privately held corporations with strong capabilities in delivering specific elements of a solution for a narrow range of customers. See “Risk Factors” for a description of the various risks we may face from our competitors.
Manufacturing
Our manufacturing capabilities support modest volume product manufacturing consistent with our customers' needs for products that evolve rapidly and on a regular basis. We use a combination of in-house resources and contract manufacturing support provided by third parties. We believe that this approach to our manufacturing needs allows us to carefully manage capital investment while maintaining our ability to meet surges in the volume of customer requirements.
Research and Development
Innovation is an important part of our business model. We look for opportunities to create long-term growth opportunities, on a sole-source basis, by leveraging our in-depth knowledge of our customers' missions and needs, and our ability to use internal research and development (IR&D). Our product and solutions business has evolved through a combination of customer development and IR&D. We frequently develop a core capability or technology and then customize this capability or technology to meet specific customer requirements.
Our research and development, or R&D, consists of IR&D that is an allowable expense under U.S. Government contracts and research and development that is performed at our expense. Spending on R&D activities may vary, depending on the opportunities that we see and customer requirements. Research and development costs totaled $4.6 million, $3.4 million and $4.6 million for years ended December 31, 2016, 2015 and 2014, respectively. As a percent of revenue R&D was 1.6%, 1.2% and 1.7% for the years ended December 31, 2016, 2015 and 2014.
Intellectual Property
We own seven patents and have four pending patent applications. We have twelve federally registered trademarks, one pending federal trademark registration applications, and four registered copyrights. As we develop intellectual property, we make a determination, with the support of outside patent counsel, of the best manner in which to protect it whether through patent or copyright, or as trade secret. When we acquire companies that have developed intellectual property and have patents pending, we make a determination, with the support of outside patent counsel, of whether we need to continue pursuing the pending patent applications. In conjunction with several of our products, we have developed intellectual property that we are protecting as trade secrets. We have made this determination based on the costs and risks involved, as well as on the pace at which changes are being made to the products. As we build our solutions and products, we also make use of third-party intellectual property for which we purchase licenses, as necessary. We integrate technology, including hardware and software, based on designs and architectures that we develop with our customers.
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
A substantial portion of the Company’s revenue and costs are subject to audit by the U.S. Defense Contract Audit Agency (DCAA). Billings under government contracts are based on provisional rates that permit recovery of allowable overhead, and general and administrative expenses not exceeding certain limits. These rates are subject to review by the government on an annual basis. When final determination and approval of the allowable rates have been made, billings may be adjusted. Incurred cost audits through December 31, 2010 have been completed without material adjustment to proposed costs.
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
2016 Developments
During 2016, we continued to establish the Company as a viable and competitive entity within our target markets in part by growing our prime contract base. We intend to continue our acquisition strategy as we find the right complementary companies at the right price.
During the first quarter of 2016, we completed the sale of our Systems Engineering and Technical Assistance (SETA) business. The SETA business was not deemed an individually significant component of our Company. Management decided to sell the SETA business in connection with the ongoing strategic review of our overall business, through which we have determined that the growth potential of both KeyW's core business and the SETA business could be maximized if the two businesses were separated. The sale of the SETA business eliminated KeyW’s conflicts at two key government agencies and will allow our Company to focus 100% on technology development opportunities across the Intelligence Community. However, the sale of SETA did not represent a strategic shift that will have a major effect on our operations and financial results and, accordingly, the business historical results and the gain on sale were classified within continuing operations on our Consolidated Statements of Operations. Because the sale of SETA was not deemed a discontinued operation, its assets and liabilities of the business were not reclassified as held for sale on our December 31, 2015, balance sheet.
During the second quarter of 2016, the Company sold the Hexis Cyber Solutions, Inc. ("Hexis") business in its entirety. The Hexis business marketed our HawkEye products and related maintenance and services to the commercial cyber sector and comprised our entire former Commercial Cyber Solutions reportable segment. Our Commercial Cyber Solutions segment is reflected in the accompanying consolidated financial statements as a discontinued operation, and all the financial data in this filing has been recast to present our Commercial Cyber Solutions segment as a discontinued operation for all periods presented (refer to Note 16 - Businesses Held for Sale, Discontinued Operations and Dispositions to the Consolidated Financial Statements in Item 15 of this Annual Report for more information).
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
We derive substantially all of our revenue from our U.S. Government customers. For the fiscal years ended December 31, 2016, 2015, and 2014, we generated 94%, 94% and 95%, respectively, of our total revenue from contracts with the U.S. Government, either as a prime contractor or a subcontractor. We expect that U.S. Government contracts will continue to be the primary source of our revenue for the foreseeable future. Our reputation and relationship with the U.S. Government, and in particular with the agencies of the U.S. Intelligence Community and the Department of Defense (DoD), are key factors in maintaining and growing our revenue. For example, in 2016, on a GAAP basis, 51% of our revenue was derived from contracts for the NSA, 16% from contracts with the U.S. Army, 7% from contracts with the NGA, 18% from contracts with other elements of the DoD excluding the NSA, the U.S. Army and the NGA, 2% from work for other major intelligence agencies and other intelligence, defense, homeland security and law enforcement organizations, and 6% from commercial and international customers.
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
We depend on U.S. Government contract awards that are only partially funded and which depend upon annual budget appropriations. A delay in the completion of the U.S. Government's budget process or the impact of sequestration, (automatic spending cuts), could delay procurement of the services and solutions we provide and have an adverse effect on our future revenue.
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
As of December 31, 2016, our total backlog was $716 million, which included $542 million in unfunded backlog. As of December 31, 2015, our total backlog was $524 million, which included $421 million in unfunded backlog. The U.S. Government's ability not to exercise contract options or to modify, curtail or terminate our major programs or contracts makes the calculation of backlog subject to numerous uncertainties. Due to the uncertain nature of our contracts with the U.S. Government, we may never realize revenue from some of the engagements that are included in our backlog. Our unfunded backlog, in particular, contains amounts that we may never realize as revenue because the maximum contract value specified under a U.S. Government contract or task order awarded to us is not necessarily indicative of the revenue that we will realize under that contract. If we fail to realize revenue amounts included in our backlog, our future revenue and growth prospects may be adversely affected. For additional information on our backlog, see “Business — U.S. Federal Government Contracts — Backlog.”
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
For the year ended December 31, 2016, and the year ended December 31, 2015, our 10 largest programs accounted for a total of $156 million and $158 million, respectively, or 54% and 53% of our total revenue, respectively. Although we have been successful in continuing work on most of our large programs in the past, there is no assurance that we will be able to do so in the future. The revenue stream from one or more of these programs could end for a number of reasons, including the completion of the customer's requirements, the completion or early termination of our current program, the consolidation of our work into another program under which we are not a contractor, or the loss of a competitive bid for the follow-on work related to our current program. If any of these events were to occur, we could experience an unexpected, significant reduction in revenue and net income.
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
We operate in highly competitive markets and generally encounter intense competition to win contracts and task orders. We compete with many other firms, ranging from small, specialized firms to mid-tier technology firms and large, diversified firms, many of which have substantially greater financial, management and marketing resources than we do. Significant competitors include divisions of large defense contractors such as Lockheed Martin Corporation, The Boeing Company and Northrop Grumman Corporation. We also face competition from a number of large, well-established U.S. Government contractors such as Leidos, Inc., CACI International Inc. and others. Our competitors may be able to provide our customers with different or greater capabilities or benefits than we can in areas such as technical qualifications, past contract performance, geographic presence, price and the availability of qualified professional personnel. Our failure to compete effectively because of any of these or other factors could cause our revenue and operating profits to decline. In addition, our competitors also have established or may establish relationships among themselves or with third parties to increase their ability to address our customers' needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge that would compete with us more effectively than they do currently.
Our earnings and profitability may vary based on the mix of our contracts and may be adversely affected by our failure to accurately estimate and manage costs, time and resources.

We generate revenue under various types of contracts, which include time and materials (T&M), fixed-price-level-of-effort, firm-fixed-price (FFP), cost reimbursable contracts, and commercial software license and related service contracts. For the years ended December 31, 2016 and December 31, 2015, we derived revenue from such contracts on an actual basis as follows:

	Year ended December 31, 2016

Contract Type	(in millions)	(percentage)
Time & Materials	$55.6	19.3%
Fixed-Price-Level-of-Effort	59.2	20.6%
Firm-Fixed-Price	80.7	28.0%
Cost Reimbursement	92.5	32.1%

	Year ended December 31, 2015

Contract Type	(in millions)	(percentage)
Time & Materials	$67.7	22.7%
Fixed-Price-Level-of-Effort	64.3	21.6%
Firm-Fixed-Price	79.5	26.7%
Cost Reimbursement	86.4	29.0%

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

In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations accounting systems, technologies, services and products of the acquired company, the potential loss of key employees of the acquired company and the diversion of our management's attention from other business concerns. This is the case particularly in the fiscal quarters immediately following the completion of an acquisition to the extent the operations of the acquired business are integrated into the acquiring businesses' operations during this period. We cannot be sure that we will accurately anticipate all of the changing demands that any future acquisition may impose on our management, our operational and management information systems, and our financial systems.

We may underestimate or fail to discover liabilities relating to a future acquisition during due diligence and we, as the successor owner, might be responsible for any such liabilities. Although we seek to minimize the impact of underestimated or potential undiscovered liabilities by structuring acquisitions to minimize liabilities and obtaining indemnities and warranties from the selling party, these methods may not fully protect us from the impact of undiscovered liabilities. Indemnities or warranties are often limited in scope, amount or duration, and may not fully cover the liabilities for which they were intended. The liabilities that are not covered by the limited indemnities or warranties could have a material adverse effect on our business and financial condition. In addition, acquisitions can raise potential Organizational Conflict of Interest (OCI) issues that can impact the nature and timing of the acquisition or the acquiring entity's ability to compete for future contracts where the acquired entity may have been involved.

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
As of December 31, 2016, goodwill accounted for $291 million, or 65% of our recorded total assets on an actual basis. We review our goodwill for impairment annually and when events or changes in circumstances indicate the carrying value may not be recoverable. We evaluate our goodwill at the reporting unit level, which for us is the same as our segments. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. If goodwill became impaired, we could record a significant charge to earnings in our financial statements during the period in which impairment of our goodwill is determined, which would significantly reduce or eliminate our net income.
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

Our business involves the development of tailored solutions for our customers, a process that relies heavily upon the expertise and services of our employees. Our continued success depends on our ability to recruit and retain sufficient numbers of highly qualified individuals who have advanced engineering and information technology skills, specialized knowledge of customer missions and appropriate security clearances, and who work well with our U.S. Government customers. Due to our growth and increased competition for experienced personnel, particularly in highly specialized areas, it has become more difficult for us to meet our needs for these employees in a timely manner and this may affect our growth in the current fiscal year and in future years. Although we intend to continue to devote significant resources to recruit, train and retain qualified employees, we may not be able to attract and retain these employees. Any failure to do so could impair our ability to perform our contractual obligations efficiently and timely meet our customers' needs and win new business, which could adversely affect our future results. Our overall employee attrition rate for the years ended December 31, 2016 and 2015, on an actual basis, was 16% and 15%, respectively.

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
Misconduct, fraud or other improper activities by our employees could have a significant adverse impact on our business and reputation, particularly because we are a U.S. Government contractor. Such misconduct could include the failure to comply with U.S. Government procurement regulations, regulations regarding the protection of classified information, legislation regarding the pricing of labor and other costs in U.S. Government contracts, and any other applicable laws or regulations. Employee or former employee misconduct involving data security lapses or breaches of confidentiality resulting in the compromise of our or our customer's sensitive or classified information could result in remediation costs, in regulatory sanctions against us and in serious harm to our reputation. The precautions we take to prevent and detect these activities may not be effective, and we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or misconduct by any of our employees could subject us to fines and penalties, loss of security clearances and suspension or debarment from contracting with the U.S. Government, any of which would adversely affect our business and reputation.
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
Our credit facility contains financial and operating covenants that, among other things, require us to maintain or satisfy specified financial ratios (including debt to adjusted “EBITDA”, or “earnings before interest, taxes, depreciation, amortization, stock compensation and acquisition costs” ratios and cash interest coverage ratio as further described under the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facility”), limit our ability to incur indebtedness, pay dividends or engage in certain significant business transactions, and require us to comply with a number of other affirmative and negative operating covenants. Failure to meet these financial and operating covenants could result from, among other things, changes in our results of operations, our incurrence of debt or changes in general economic conditions. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders, which could harm our business and operations. In addition, our credit facility contains several other material covenants, including a lien against our assets (including receivables), limitations on additional debt, limitations on our ability to make acquisitions, a limitation on the payment of dividends, and restrictions on the sale, lease, or disposal of any substantial part of our assets, other than in the normal course of business.
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
In addition, we conduct research and development under projects with the U.S. Government. In general, our rights to technologies we develop under those projects are subject to the U.S. Government's non-exclusive, non-royalty bearing, world-wide license to use those technologies. Under certain circumstances, the U.S. Government could also claim rights in our intellectual property that could make it difficult to prevent disclosure to, licensing to, or use by third parties, which could adversely affect our competitive position and business.
We may become involved in intellectual property disputes, which could subject us to significant liability, divert the time and attention of our management and prevent us from selling our products.
We, or our customers, may be a party to litigation in the future to protect our intellectual property or be required to respond to allegations that we infringe on others' intellectual property. If any parties assert that our products infringe upon their proprietary rights, we would be forced to defend ourselves, and possibly our customers, against the alleged infringement, or to negotiate and possibly enter into settlement agreements that could adversely affect our intellectual property rights or the operation of our business. If we are unsuccessful in any intellectual property litigation or enter into any dispute-related settlement, we could be subject to significant liability and loss of our proprietary rights. Intellectual property litigation, regardless of its success, would likely be time consuming and expensive to resolve and would divert management's time and attention. In addition, we could be forced to do one or more of the following:

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

If our new products do not achieve sufficient market acceptance, our financial results and competitive position may suffer.

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

If our new products or enhancements do not achieve adequate acceptance in the market, our competitive position may be impaired, and our financial results may suffer. The adverse effect on our financial results will be directly related to the significant research, development, marketing, sales and other expenses we will have incurred in connection with the new products or enhancements.

Our current research and development efforts may not produce successful products or features that result in significant revenue in the near future, if at all.

Developing our products and related enhancements is expensive. For the year ended December 31, 2016, our research and development costs totaled $4.6 million, a 34% increase over our total research and development costs for the year ended December 31, 2015. Our investments in research and development may not result in significant design improvements, marketable products or features or may result in products that are more expensive than anticipated. Additionally, we may not receive significant revenue from these investments in the near future, if at all, or these investments may not yield expected benefits, either of which could adversely affect our business and operating results. Nevertheless, we believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. As a result, our future plans include significant investments in research and development and related product opportunities.

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
The market price of our common stock is subject to significant fluctuations. The market price for our common stock has varied between a high of $13.57 on December 7, 2016 and a low of $3.91 on February 11, 2016 during the fiscal year ended December 31, 2016.
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
Future issuances and sales of our common stock in the public market could lower the market price for our common stock.
In the future, we may sell additional shares of our common stock to raise capital. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options and upon conversion of the Notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.
The issuance of substantial amounts of our common stock could adversely impact its price. As of December 31, 2016, we had 40,977,448 shares of our common stock issued and outstanding and options to purchase 1,236,222 shares of our common stock (of which 1,193,911 were exercisable as of that date) outstanding. We also had outstanding warrants to purchase 318,116 shares of our common stock, all of which were exercisable as of that date. We also had 1,562,294 shares of common stock issuable under outstanding restricted stock units and pursuant to Long-Term Incentive Shares and 714,703 shares of common stock available for grant under our 2013 Stock Incentive Plan as of that date. In addition, we have 10,080,917 shares of common stock reserved for issuance upon the conversion of our Notes based on the initial conversion rate. Although the terms of our Notes permit us to settle Note conversions with cash, we may not have sufficient funds to do so and we could be required to issue shares of common stock. If we choose to borrow funds to effect cash settlement of our Notes, the resulting increase in interest expense could cause a decline in our profitability. The issuance of additional shares, including as a result of the exercise or conversion of our outstanding options, warrants and Notes, and under our restricted stock units and Long-Term Incentive Shares, could also reduce our per share financial performance. Any of these factors could cause the price of our common stock to decline.
We may allocate the net proceeds from issuances and sales of our common stock in ways that stockholders may not approve.
Subject to applicable laws and rules, our management may have broad discretion in the application of the net proceeds from issuances and sales of our common stock and could spend the proceeds in ways that do not necessarily improve our operating results or enhance the value of our common stock.
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
As described under Item 9A, “Controls and Procedures,” we have identified a material weakness in our internal control over financial reporting related to the control to properly evaluate and account for complex or unusual revenue arrangements and apply the appropriate revenue recognition guidance in accordance with GAAP. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As of the date of this filing we have initiated remedial measures, but these new and enhanced controls have not operated for a sufficient amount of time to conclude that the material weakness has been remediated. To implement these remedial measures, we may need to commit significant resources, hire additional staff, and provide additional management oversight. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Further, if our remedial measures are insufficient to address the material weakness, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. In addition, if we are unable to successfully remediate the material weakness and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.
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
As of December 31, 2016, our total consolidated indebtedness was $149.5 million, all of which was secured indebtedness of our subsidiary, The KeyW Corporation, to which the convertible notes are structurally subordinated.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
We lease locations listed in the table below. We believe that our facilities are adequate for our current business needs; however we will continue to seek additional space as needed in accordance with our growth or to improve the efficiency and effectiveness of operations.

Location	Square Feet	Lease Expiration Date
700 Brooker Creek Blvd. Suite 1400 Oldsmar, Florida 34677	12,800	9/30/2020
12633 Challenger Parkway, Suite 270 Orlando, FL 23826	5,557	9/30/2019
7740 Milestone Parkway, Suites 150-500* Hanover, Maryland 21076	122,312	5/31/2022
7880 Milestone Parkway, Suites 100-300 Hanover, Maryland 21076	88,490	10/31/2025
7763 Old Telegraph Road Severn, Maryland 21144	34,429	12/31/2026
7765 Old Telegraph Road Severn, Maryland 21144	44,654	12/31/2026
7767 Old Telegraph Road Suites 1-10 Severn, Maryland 21144	44,956	12/31/2026
655 SE Broad St Southern Pines, North Carolina 28387	6,000	4/30/2021
250 Clarke Street North Andover, Massachusetts 01845	19,280	2/28/2024
2900 Fairview Park Drive, Suite 300 Falls Church, Virginia 22042	18,051	12/15/2018
1415 Research Park Drive, Beavercreek, Ohio 45432	5,000	2/28/2020

*	Headquarters

Item 3.	LEGAL PROCEEDINGS
We are not a party to any material legal proceedings as of March 15, 2017.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
Market Information
On October 1, 2010, the Company's common stock began trading on the Nasdaq Global Market under the symbol “KEYW”. The following table sets forth the range of high and low intra-day sales prices of KeyW's common stock for the periods indicated.

	High	Low
Year Ended December 31, 2016:
First Quarter	$7.25	$3.91
Second Quarter	$9.95	$6.23
Third Quarter	$11.26	$8.50
Fourth Quarter	$13.57	$10.19
Year Ended December 31, 2015:
First Quarter	$10.68	$7.01
Second Quarter	$12.59	$6.78
Third Quarter	$10.29	$5.95
Fourth Quarter	$8.44	$5.23
On February 28, 2017, the last reported sale price for our common stock on the Nasdaq Global Select Market was $9.92 per share.
Holders
As of February 28, 2017, there were approximately 328 registered holders of record of our common stock. The number of holders of record does not reflect the number of beneficial holders whose shares are held by depositories, brokers or nominees.
Dividends
We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, our credit facility limits our ability to pay dividends in most circumstances.
Recent Sales of Unregistered Securities
During 2016, pursuant to the commencement of Michele Cook (EVP Business Development), John Johns (VP Business Development) and Michael Alber (CFO) employment agreements, we granted the right to receive up to an aggregate of 505,000 shares of the Company's common stock as a long-term incentive inducement, which shares will be issued during the five year period following the commencement of their respective employment agreements in the amounts set forth below, provided the Company's stock price exceeds the applicable target share prices set forth below for at least 30 consecutive trading days.

Target Price Per Share	Long-Term Incentive Shares
$13.00	63,125
$16.00	63,125
$20.00	126,250
$25.00	126,250
$30.00	126,250
The securities described above were offered and sold pursuant to Section 4(2) of the Securities Act of 1933, as amended, which provides an exemption for transactions by an issuer not involving any public offering.
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2016 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance (Excluding Column (a)) (c)
Equity compensation plans approved by security holders(1)	1,554,338	$10.44	714,703
Equity compensation plans not approved by security holders(2)	905,000	—	—
TOTAL	2,459,338		714,703

(1)	The 2013 Plan, which took effect on January 1, 2013, replaced the 2009 Plan, and provides for the issuance of 2,700,000 shares.

(2)
Pursuant to the commencement of William Weber (CEO), Michele Cook (EVP Business Development), John Johns (VP Business Development) and Michael Alber (CFO) employment agreements the Company granted the rights to receive up to an aggregate of 905,000 Long-Term Incentive Shares. These rights were granted outside of the 2013 Plan, in accordance with Section 4(2) of the Securities Act of 1933.

Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our common stock (traded under the symbol “KEYW”) from December 31, 2011 through December 31, 2016, to two indices: the Russell 2000 Index and the NASDAQ Composite Index. In addition, the graph illustrates the performance of a peer group consisting of NCI Inc. (NCIT), ICF International, Inc. (ICFI), Mercury Computer Systems, Inc. (MRCY) and Kratos Defense & Security Solutions, Inc. (KTOS). These peers, while not direct competitors, were selected because they are comparable in such factors as annual revenue, market capitalization and number of employees. We believe that the stock performance of the selected peer group is a relevant comparison for investors. The graph assumes an initial investment of $100 on December 31, 2011, in The KeyW Holding Corporation common stock, each of the two indices and the peer group, each assuming dividend reinvestment. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

Item 6.	SELECTED FINANCIAL DATA
The following tables contain selected historical financial data for us for the years ended December 31, 2016, 2015, 2014, 2013 and 2012. The selected consolidated financial data presented should be read together with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included in Item 15 of this Annual Report. Amounts have been recast to present our Commercial Cyber Solutions segment as a discontinued operation for all periods presented (refer to Note 16 - Businesses Held for Sale, Discontinued Operations and Dispositions to the Consolidated Financial Statements in Item 15 of this Annual Report for more information).

	Years ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Cash and Cash Equivalents	$41,871	$21,227	$39,601	$2,480	$5,639
Working Capital	66,767	62,951	85,353	15,802	17,777
Total Assets	445,453	454,122	466,653	428,052	447,464
Long-Term Obligations	174,426	164,972	133,771	71,236	86,492
Total Stockholders' Equity	232,936	251,825	299,218	299,491	300,867

	Years ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Revenue	$288,027	$297,935	$279,250	$288,909	$240,245
Gross Profit	91,255	89,729	86,342	91,529	81,065
Operating Income	13,708	16,130	18,750	4,351	2,487
Net Income (Loss) from Continuing Operations	1,865	(29,910)	6,590	(2,962)	417
Net (Loss) Income on Discontinued Operations	(27,593)	(28,712)	(20,125)	(8,257)	437
Net (Loss) Income	(25,728)	(58,622)	(13,535)	(11,219)	854

Basic net earnings (loss) per share:
Continuing operations	$0.05	$(0.77)	$0.18	$(0.08)	$0.01
Discontinued operations	(0.69)	(0.74)	(0.54)	(0.23)	0.02
Basic net (loss) earnings per share	$(0.64)	$(1.51)	$(0.36)	$(0.31)	$0.03

Diluted net earnings (loss) per share:
Continuing operations	$0.05	$(0.77)	$0.17	$(0.08)	$0.01
Discontinued operations	(0.68)	(0.74)	(0.51)	(0.23)	0.02
Diluted net (loss) earnings per share	$(0.63)	$(1.51)	$(0.34)	$(0.31)	$0.03

Adjusted EBITDA from Continuing Operations	31,423	35,970	38,471	36,983	31,648
Adjusted EBITDA from continuing operations as defined by us is a financial measure that is not calculated in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The Adjusted EBITDA from Continuing Operations Reconciliation tables below provide reconciliations of this non-U.S. GAAP financial measure to net income (loss), the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP. Adjusted EBITDA from continuing operations should not be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with U.S. GAAP. Our adjusted EBITDA from continuing operations may not be comparable to similarly titled measures of other companies because other companies may not calculate adjusted EBITDA from continuing operations or similarly titled measures in the same manner as we do. We prepare adjusted EBITDA from continuing operations to eliminate the impact of items that we do not consider indicative of our core operating performance. We encourage you to evaluate these adjustments and the reasons we consider them appropriate.

We believe adjusted EBITDA from continuing operations is useful to investors in evaluating our operating performance for the following reasons:

•
we have various non-recurring transactions and expenses that directly impact our net income. Adjusted EBITDA from continuing operations is intended to approximate the net cash provided by operations by adjusting for non-recurring, non-operational items; and

•	securities analysts use adjusted EBITDA from continuing operations as a supplemental measure to evaluate the overall operating performance of companies.
Our board of directors and management use adjusted EBITDA from continuing operations:

•	as a measure of operating performance;

•	to determine a significant portion of management's incentive compensation;

•	for planning purposes, including the preparation of our annual operating budget; and

•	to evaluate the effectiveness of our business strategies.
Although adjusted EBITDA from continuing operations is frequently used by investors and securities analysts in their evaluations of companies, adjusted EBITDA from continuing operations has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under U.S. GAAP. Some of these limitations are:

•	adjusted EBITDA from continuing operations does not reflect our cash expenditures or future requirements for capital expenditures or other contractual commitments;

•	adjusted EBITDA from continuing operations does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA from continuing operations does not reflect interest expense or interest income;

•	adjusted EBITDA from continuing operations does not reflect cash requirements for income taxes;

•	adjusted EBITDA from continuing operations does not include non-cash expenses related to stock compensation;

•
although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future, and adjusted EBITDA from continuing operations does not reflect any cash requirements for these replacements; and

•	other companies in our industry may calculate adjusted EBITDA from continuing operations or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

	Adjusted EBITDA from Continuing Operations Reconciliation
	Years ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Net Income (Loss) from Continuing Operations	$1,865	$(29,910)	$6,590	$(2,962)	$417
Depreciation	6,449	5,877	5,329	5,738	4,359
Intangible Amortization	6,113	7,087	7,737	20,534	20,796
Stock Based Compensation	3,472	5,524	6,421	5,731	3,024
Interest Expense, net	10,812	10,299	8,934	3,508	2,307
Income Tax Expense (Benefit) (1)	2,457	35,782	3,356	(2,479)	(193)
Acquisition Costs and Other Adjustments (2)	255	1,311	104	6,913	938
Adjusted EBITDA from Continuing Operations	$31,423	$35,970	$38,471	$36,983	$31,648
(1) The income tax expense (benefit) for 2015 included a valuation allowance for deferred tax assets.
(2) The other adjustments include a $3.0 million gain on the divestiture of SETA net of transaction costs and a write-off of $1.1 million related to a discontinued joint venture in 2016, and a legal settlement in 2013.

The following tables contain selected historical unaudited financial data by quarter for the years ended December 31, 2016 and 2015.

	2016				2015
	Three Months Ended Mar. 31	Three Months Ended June 30	Three Months Ended Sept. 30	Three Months Ended Dec. 31	Three Months Ended Mar. 31	Three Months Ended June 30	Three Months Ended Sept. 30	Three Months Ended Dec. 31
	(In thousands, except per share data and unaudited)
Revenue	$73,642	$73,346	$72,111	$68,928	$68,848	$75,869	$78,100	$75,118
Gross Profit	22,845	23,879	23,799	20,732	20,241	24,254	23,848	21,386
Operating Income (Loss)	4,939	5,067	4,240	(538)	2,829	6,312	3,308	3,681
Net Income (Loss) from Continuing Operations	1,909	(436)	3,504	(3,112)	130	(21,006)	(7,129)	(1,905)
Income (Loss) from Continuing Operations per Share of Common Stock-basic	0.05	(0.01)	0.09	(0.08)	—	(0.55)	(0.18)	(0.05)
Income (Loss) from Continuing Operations per Share of Common Stock-diluted	0.05	(0.01)	0.09	(0.08)	—	(0.55)	(0.18)	(0.05)
Adjusted EBITDA from Continuing Operations	8,463	9,402	8,370	5,188	8,298	11,692	7,736	8,244

	Adjusted EBITDA from Continuing Operations Reconciliation
	2016				2015
	Three Months Ended Mar. 31	Three Months Ended June 30	Three Months Ended Sept. 30	Three Months Ended Dec. 31	Three Months Ended Mar. 31	Three Months Ended June 30	Three Months Ended Sept. 30	Three Months Ended Dec. 31
	(In thousands and unaudited)
Net Income (Loss) from Continuing Operations	$1,909	$(436)	$3,504	$(3,112)	$130	$(21,006)	$(7,129)	$(1,905)
Depreciation	1,555	1,931	1,495	1,468	1,331	1,388	1,546	1,612
Intangible Amortization	1,467	1,467	1,528	1,651	1,791	1,816	1,766	1,714
Stock Compensation Amortization	478	669	1,025	1,300	1,189	2,110	1,090	1,135
Interest Expense	2,966	2,614	2,615	2,617	2,543	2,566	2,582	2,608
Income Tax Expense (Benefit)(1)	1,396	2,972	(1,876)	(35)	156	24,768	7,876	2,982
Acquisition Costs and Other Adjustments (2)	(1,308)	185	79	1,299	1,158	50	5	98
Adjusted EBITDA from Continuing Operations	$8,463	$9,402	$8,370	$5,188	$8,298	$11,692	$7,736	$8,244
(1) The income tax expense (benefit) for the three months ended June 30, 2015 included a valuation allowance for deferred tax assets.
(2) The other adjustments include a $3.0 million gain on the divestiture of SETA net of transaction costs and a write-off of $1.1 million related to a discontinued joint venture in 2016.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•
Executive Level Overview.  Discussion of our business and overall analysis of financial and other highlights affecting our company in order to provide context for the remainder of MD&A and our overall strategy.

•	Critical Accounting Policies. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations. An analysis of our segmented financial results comparing 2016 to 2015 and comparing 2015 to 2014.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and sources of and needs for liquidity.

•
Contractual Obligations and Commitments; Off-Balance-Sheet Arrangements.  Overview of contractual obligations, contingent liabilities, commitments, and off-balance-sheet arrangements outstanding as of December 31, 2016.

Forward-Looking Statements
Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, as well as under “Part I, Item 1A. Risk Factors,” and elsewhere in this Annual Report on Form 10-K. In addition, our proposed acquisition of Sotera Defense Solutions, announced on March 8, 2017, involves risks and uncertainties, including (i) the Sotera transaction not being timely completed, if completed at all, including the ability to obtain regulatory approvals and meet other closing conditions to the transaction in a timely manner, if at all; (ii) risks associated with obtaining the financing for the transaction on the expected terms and schedule, or at all; (iii) KeyW’s or Sotera’s respective businesses experiencing disruptions due to transaction-related uncertainty or other factors making it more difficult to maintain relationships with employees, business partners or governmental entities; (iv) the parties being unable to successfully implement integration strategies or realize the anticipated benefits of the acquisition, including the possibility that the expected synergies and cost reductions from the proposed acquisition will not be realized or will not be realized within the expected time period; (v) the increased leverage and interest expense of the combined company and our ability to comply with debt covenants under the proposed new secured credit facility; (vi) changes in future business conditions that could cause our goodwill, which will increase as a result of the Sotera acquisition, to become impaired, requiring substantial write-downs. (vi) areas of Sotera’s internal controls that may need to be remediated or improved; (vii) general economic conditions and/or conditions affecting the parties’ current and prospective customers (viii) difficulties with, or delays in, the inability to achieve our revenue and adjusted EBITDA guidance for 2017, due to, among other things, unanticipated circumstances, trends or events affecting our financial performance; and (ix) other risk factors with respect to acquisitions contained in “Part I, Item 1A. Risk Factors,” and elsewhere in this report. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. We undertake no obligation to revise or update any forward-looking statements for any reason.
Executive Level Overview
We are a highly specialized provider of advanced engineering and technology solutions to support the collection, processing, analysis and dissemination of information across the full spectrum of the Intelligence, Cyber and Counterterrorism Communities’ missions. Our solutions protect our nation and its allies, and are designed to meet the critical needs of agile intelligence and U.S. government national security priorities. Our core capabilities include advanced cyber operations and training; geospatial intelligence; cloud and data analytics; engineering; and intelligence analysis and operations. Our capabilities include a suite of Intelligence Surveillance and Reconnaissance (ISR) solutions deployed from an advanced sensor delivery platform, proprietary products—including electro-optical, hyperspectral and synthetic aperture radar sensors—and other products that we manufacture and integrate with hardware and software to meet unique and evolving intelligence mission requirements.
Our solutions focus on Intelligence Community (IC) customers including the National Security Agency (NSA), the National Geospatial Intelligence Agency (NGA), the Army Geospatial Center (AGC) and other agencies within the Intelligence Community (IC) and Department of Defense (DoD). In addition, we provide products and services to U.S. federal, state and local law enforcement agencies, foreign governments and other entities in the Cyber and Counterterrorism markets. We believe the combination of our advanced solutions, understanding of the IC’s mission, long-standing and successful customer relationships, operational capabilities and highly skilled, cleared workforce will help expand our footprint in our core markets.
During 2016, we continued to establish the Company as a viable and competitive entity within our target markets, in part, by growing our prime contract base. We intend to continue our acquisition strategy as we find the right complementary companies at the right price.
During the first quarter of 2016, we completed the sale of our Systems Engineering and Technical Assistance (SETA) business. The SETA business was not deemed an individually significant component of our Company. Management decided to sell the SETA business in connection with the ongoing strategic review of our overall business, through which we determined that the growth potential of both KeyW's core business and the SETA business could be maximized if the two businesses were separated. The sale of the SETA business eliminated KeyW’s conflicts of interest at two key government agencies and will allow our Company to focus 100% on technology development opportunities across the IC. However, the sale of SETA did not represent a strategic shift that will have a major effect on our operations and financial results and, accordingly, the business' historical results and the gain on sale were classified within continuing operations on our Condensed Consolidated Statements of Operations. Because the sale of SETA was not deemed a discontinued operation, its assets and liabilities of the business were not reclassified as held for sale on our December 31, 2015, balance sheet.

During the second quarter of 2016, the Company sold the Hexis Cyber Solutions, Inc. (Hexis) business in its entirety. The Hexis business marketed our HawkEye products and related maintenance and services to the commercial cyber sector and comprised our entire former Commercial Cyber Solutions reportable segment. Our Commercial Cyber Solutions segment is reflected in the accompanying consolidated financial statements as a discontinued operation, and all the financial data in this filing has been recast to present our Commercial Cyber Solutions segment as a discontinued operation for all periods presented (refer to Note 16 - Businesses Held for Sale, Discontinued Operations and Dispositions to the Consolidated Financial Statements in Item 15 of this Annual Report for more information).

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
Inventories
Inventories are valued at the lower of cost or market. Our inventory consists of specialty products that we manufacture on a limited quantity basis for our customers. As of December 31, 2016 and 2015, we had inventory reserve balances of $0.6 million and $0.1 million respectively, for certain products where the market has not developed as expected.
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
Determining the fair value of a reporting unit is a judgment involving significant estimates and assumptions. These estimates and assumptions include revenue growth rates, operating margins and working capital requirements used to calculate projected future cash flows, risk-adjusted discount rates, selected multiples, control premiums and future economic and market conditions. We have based our fair value estimates on assumptions that we believe to be reasonable, but that are unpredictable and inherently uncertain. The Company evaluated goodwill at the beginning of the fourth quarter of fiscal years 2016, 2015 and 2014 and found no impairment to the carrying value of goodwill.
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
For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax liability or benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax obligations or benefits and subsequent adjustments as considered appropriate by management. The Company's policy is to record interest and penalties as an increase in the liability for uncertain tax obligations or benefits and a corresponding increase to the income tax provision. No material adjustments were recorded as of December 31, 2016, 2015, or 2014.
Share-Based Compensation
As discussed in Note 10 - Share-based Compensation, the Company applies the fair value method that requires all share-based payments to employees and non-employee directors to be expensed over their requisite service period based on their fair value at the grant date, using a prescribed option-pricing model. The expense recognized is based on the straight-line amortization of each individually vesting piece of a grant. The calculated expense is required to be based upon awards that ultimately vest and we have accordingly reduced the expense by estimated forfeitures.
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
Forfeiture Rate — The Company estimates the percentage of share-based awards granted that are expected to be forfeited or canceled on an annual basis before share-based awards become fully vested. The Company uses a forfeiture rate that is a blend of past turnover data and a projection of expected results over the following 12-month period based on projected levels of operations and headcount levels at various classification levels with the Company.
Results of Operations

CONSOLIDATED OVERVIEW (In thousands)	Year ended December 31, 2016		Year ended December 31, 2015		Year ended December 31, 2014
Revenue	$288,027	100.0%	$297,935	100.0%	$279,250	100.0%
Gross Profit	91,255	31.7%	89,729	30.1%	86,342	30.9%
Operating Expenses	71,434	24.8%	66,512	22.3%	59,855	21.4%
Intangible Amortization	6,113	2.1%	7,087	2.4%	7,737	2.8%
Non-Operating Expense	9,386	3.3%	10,258	3.4%	8,804	3.2%
Income Tax Expense (Benefit), net on Continuing Operations	2,457	0.9%	35,782	12.0%	3,356	1.2%
Net Loss on Discontinued Operations	(27,593)	(9.6)%	(28,712)	(9.6)%	(20,125)	(7.2)%

Revenue
Revenue decreased by $9.9 million, or 3.3%, in 2016 as compared to 2015. Excluding the contribution of the divested systems engineering and technical assistance (SETA) business from both periods, revenue was essentially flat on a year-over-year basis. In addition to the SETA divestiture, revenue was impacted by growth in our airborne ISR business, higher advanced geospatial intelligence products and solutions sales, increased government cyber training initiatives and increased revenue from other solutions contracts, which was offset by certain solutions contracts that ended in the second quarter of 2016.
Revenue increased by $18.7 million, or $6.7% in 2015 as compared to 2014. The increase in year-over-year revenue was due to increased product sales, the 2015 acquisitions and the continued expansion of our cyber training initiative, partially offset by lower revenue on certain solutions contracts.
Gross Profit
Gross profit increased by $1.5 million for 2016 as compared to 2015. Gross margin increased by 160 basis points in 2016 as compared to 2015. The increase in gross margin was predominately due to a change in our revenue mix towards our higher-margin airborne ISR business, and higher advanced geospatial intelligence products and solutions sales.
Gross profit increased, while gross margin decreased slightly, in 2015 as compared to 2014. The decrease in gross margin was due to certain contract rate reductions, increased costs in our aviation services operation and a higher volume of relatively lower margin product sales on a year-over-year basis.
Operating Expenses
Our operating expense for 2016 increased by $4.9 million and as a percentage of revenue as compared to 2015. The increase was due primarily to higher indirect expenses, including higher business development costs and other general and administrative expenses.
Operating expense increased $6.7 million and was basically flat as a percentage of revenue for 2015 as compared to 2014. The increase in year-over-year operating expense was due to the acquisitions of Milestone Intelligence Group, Inc. and Ponte Technologies, LLC during 2015 and related acquisition costs and the additional Milestone facility, which we occupied during the third quarter of 2015.
Intangible Amortization
Intangible amortization expense decreased by $1.0 million in 2016 as compared to 2015. The decrease was primarily due to certain intangibles from prior acquisitions becoming fully amortized during the period.
Intangible amortization expense decreased by $0.7 million in 2015 as compared to 2014. The decrease was primarily a result of certain intangibles from prior acquisitions becoming fully amortized during 2014 and throughout 2015, partially offset by intangibles resulting from the 2015 acquisitions.
Non-Operating Expense
Non-operating expense decreased by $0.9 million for the 2016 compared with 2015. The decrease in non-operating expense was driven by the pre-tax gain of $3.0 million related to the sale of our SETA business, partially offset by increased interest expense and certain operating lease disposal costs.
2015 non-operating expense consisted primarily of interest expense totaling $10.3 million. The increase in interest expense compared with 2014 was due primarily to the full-year impact of our increased level of debt resulting from the issuance of our convertible notes during the third quarter of 2014.
Income Tax Expense (Benefit), net on Continuing Operations
The effective tax rate for continuing operations was 56.8%, 609.4% and 33.7% for 2016, 2015 and 2014, respectively. The Company’s effective tax rate for 2016 differs from statutory rates due to the Company’s inability to offset its 2016 indefinite lived intangible deferred tax expense against deferred tax assets in association with the recording of the 2016 valuation allowance movement. The effective tax rate for 2015 is significantly different from statutory rates due to the recording of the valuation allowance on substantially all of the Company’s deferred tax assets. The provision for income tax for 2015 included the recording of a net valuation allowance of $19.6 million as a discrete item. The valuation allowance was established due to the uncertainty of the utilization of deferred tax assets in future periods. The valuation allowance established in 2015 is still in effect as we currently believe it unlikely that we will realize a significant portion of our deferred tax asset.

Loss on Discontinued Operations
Loss on discontinued operations for 2016 was $27.6 million, which in addition to losses from operations, was driven by a $5.5 million pre-tax loss on the disposal of the Hexis Cyber Solutions product line and a $7.0 million goodwill impairment charge. The loss on discontinued operations decreased $1.1 million, or 4% for 2016 compared to 2015. The largest drivers of the decrease were related to cost-saving measures put in place in January 2016 and the sale of Hexis Cyber Solutions product lines in the second quarter of 2016.
Loss on discontinued operations increased by $8.6 million, or 42.7% in 2015 as compared to 2014. The largest drivers of the increase were the $8.0 million goodwill impairment charge, the loss on disposal of certain long-lived assets and additional investment in infrastructure related to Hexis Cyber Solutions products.

Liquidity and Capital Resources

At December 31, 2016, we had approximately $41.9 million in cash and cash equivalents. During 2016, we had several significant cash events, including warrant holders' exercising approximately 2.2 million warrants; the SETA divestiture; the sale of the Hexis Cyber Solutions product lines; and the acquisition of a geospatial intelligence collection business.

Cash from Operations

Operations provided approximately $23.1 million in cash during 2016, an increase of $10.8 million as compared to 2015. The increase was primarily due to timing of our collections of receivables. A number of non-cash adjustments contributed to our net loss in 2016, including intangible amortization, depreciation, goodwill impairment charges, stock compensation expense, amortization of convertible debt discount and changes in our deferred taxes. Intangible amortization from continuing operations was approximately $6.1 million in 2016. Stock compensation expense was $3.5 million in 2016. Depreciation expense from continuing operations for 2016 was $6.4 million. Our need for additional working capital will be determined by our method and volume of growth. Growing through self-performed labor will require more working capital than growing using subcontractors, but we expect self-performed labor will be a more profitable alternative than using subcontractors.

Investing and Financing

During 2016 we received $16.2 million in cash resulting from the divestiture of our SETA and the Hexis Cyber Solutions businesses. We spent approximately $9.8 million in cash to acquire four planes to help meet the needs of our expanding ISR business. We also spent approximately $2.5 million in cash to acquire a geospatial intelligence collection business. We have historically completed acquisitions each year. We intend to finance the approximately $235.0 million purchase price for our pending acquisition of Sotera Defense Solutions, announced March 8, 2017, through borrowings from a new secured credit facility and cash on hand. Depending on the size and timing of other future acquisitions, we may use additional proceeds under our existing credit facility, as well as additional debt or possibly equity offering proceeds, to complete such acquisitions.

Events Subsequent to December 31, 2016

During January 2017, the Company entered into an underwriting agreement with certain underwriters. Pursuant to the terms and conditions of the underwriting agreement, the Company sold 8,500,000 shares of its common stock at a price of $9.975 per share and received $84.8 million in gross proceeds.

On March 8, 2017, the Company announced that the Company's wholly-owned operating company, The KeyW Corporation, signed a definitive agreement to acquire Sotera Defense Solutions (Sotera) in an all-cash transaction valued at approximately $235.0 million. The Company intends to fund the transaction through borrowings from a new secured credit facility and cash on hand. The transaction is expected to close in the second quarter of 2017, subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions.

Convertible Notes
On July 21, 2014, we initially issued $130.0 million aggregate principal amount of the Company's 2.50% Convertible Senior Notes due July 15, 2019 (the "Notes") pursuant to an underwriting agreement, dated July 16, 2014 (the “Underwriting Agreement”) with RBC Capital Markets, LLC and Merrill Lynch, Pierce, Fenner & Smith Inc., as representatives of several underwriters (collectively, the “Underwriters”). Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, exercisable for up to 30 days after the closing of the offering, to purchase up to an additional $19.5 million principal amount of the Notes solely to cover over-allotments, if any, which was subsequently exercised in full in August 2014, resulting in a total issuance of $149.5 million aggregate principal amount of Notes.
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
The Notes are senior unsecured obligations of the Company and will rank equal in right of payment to all of the Company's existing and future senior unsecured indebtedness. The Notes will be senior in right of payment to any existing or future indebtedness which is subordinated by its terms. The Notes are structurally subordinated to all liabilities of the Company's subsidiaries and are effectively junior to the secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness.
Holders may convert their Notes under the following conditions at any time prior to the close of business on the business day immediately preceding January 15, 2019, in multiples of $1,000 principal amount, under the following circumstances:

•
during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending September 30, 2014, if the last reported sale price of the Company's common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day;

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
The conversion rate for the Notes is initially 67.4093 shares of Company common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $14.83 per share of Company common stock, and is subject to adjustments upon the occurrence of certain specified events as set forth in the Indenture. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Company common stock or a combination of cash and shares of Company common stock, at its election, as described in the Indenture.
In addition, upon the occurrence of a fundamental change (as defined in the Indenture), holders of the Notes may require the Company to repurchase the Notes at a purchase price of 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date.
The events of default, which may result in the acceleration of the maturity of the Notes, include default by the Company in the payment of principal of the Notes, default by the Company in the payment of interest on the Notes when due and the continuance of such default for a period of 30 days, failure by the Company to comply with its conversion obligations upon exercise of a holder's conversion right under the Indenture and such failure continuing for 3 business days, failure by the Company to provide timely notice of a fundamental change or specified corporate transaction, if required, failure by the Company to comply with its obligations in respect of certain merger transactions, failure by the Company to perform certain of its agreements required under the Indenture if such failure continues for 90 days after notice is given in accordance with the Indenture, failure by the Company to timely discharge certain other indebtedness, entry of certain judgments against the Company which are not paid, discharged or stayed within 60 days, certain events of bankruptcy or insolvency involving the Company or any significant subsidiary (as defined in the Indenture) of the Company, if necessary.
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
Capped Call Transactions
On July 16, 2014, the Company entered into capped call transactions with each of Royal Bank of Canada and Bank of America, N.A. (collectively, the “Counterparties” and such transactions, the “Capped Call Transactions”). The Capped Call Transactions have an initial strike price of approximately $14.83 per share, which corresponds to the initial conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the Notes, and have a cap price of approximately $19.3760. The Capped Call Transactions cover, subject to anti-dilution adjustments, 8,763,209 shares of the Company's common stock, which is the same number of shares of the Company's common stock initially underlying the Notes.
The Capped Call Transactions are expected generally to reduce the potential dilution to the Company's common stock upon conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of any converted Notes, as the case may be, in the event that the market price per share of the Company's common stock, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions as adjusted pursuant to the anti-dilution adjustments. If, however, the market price per share of the Company's common stock, as measured under the terms of the Capped Call Transactions, exceeds the cap price of the Capped Call Transactions, there would nevertheless be dilution and/or there would not be an offset of such potential cash payments, in each case, upon conversion of the Notes to the extent that such market price exceeds the cap price of the Capped Call Transactions.
The Company has been advised that the Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to the Company's common stock and/or purchasing or selling the Company's common stock or other securities of the Company in secondary market transactions prior to the maturity of the Notes. This activity could also cause or avoid an increase or a decrease in the market price of the Company's common stock or the Notes, which could affect the ability of holders of the Notes to convert the Notes.
The Company intends to exercise options it holds under the Capped Call Transactions whenever Notes are converted on or after January 15, 2019, and expects that upon any conversions of Notes prior to January 15, 2019 or any repurchase of Notes by the Company, a corresponding portion of the Capped Call Transactions will be terminated. Upon such termination, the Company expects to receive from the Counterparties either a number of shares of the Company's common stock with an aggregate market value equal to, or an amount of cash equal to, the value of the Capped Call Transactions or a portion thereof, as the case may be, being early terminated, subject to the terms of the Capped Call Transactions. The Company has been advised that the Counterparties or their respective affiliates, in order to unwind their hedge positions with respect to those exercised or terminated options, are likely to buy or sell shares of the Company's common stock or other securities or instruments of the Company, including the Notes, in secondary market transactions or unwind various derivative transactions with respect to such common stock during the relevant valuation period under the Capped Call Transactions, which generally corresponds to the observation period for the converted Notes. These unwind activities could have the effect of increasing or decreasing the trading price of the Company's common stock and, to the extent the activity occurs during any observation period related to a conversion of Notes, could have the effect of increasing or reducing the value of the consideration that holders of the Notes will receive upon conversion of the Notes.
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
Borrowings under the Credit Agreement bear interest at a rate equal to an applicable rate plus, at the Company's option, either (a) adjusted LIBOR or (b) a base rate. The Company will also be required to pay a facility fee to the Lenders for any unused commitments and customary letter of credit fees.

The outstanding amount of revolving loans shall be prepaid with (a) 100% of the net cash proceeds of all asset sales or other dispositions of property by Borrower and its subsidiaries, (b) 100% of the net cash proceeds of issuances of debt obligations of Borrower and its subsidiaries (other than permitted debt), and (c) 100% of the net cash proceeds of any public offering or disposition of the equity of Borrower or its subsidiaries.
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
The Credit Agreement contains a number of negative covenants that will, among other things, restrict, subject to certain exceptions, the Company and its subsidiaries' ability to: incur additional indebtedness; incur additional liens; sell all or substantially all of the Company's assets; consummate certain fundamental changes; change the Company's lines of business or make certain restricted payments (including cash payments upon conversion of the Notes if a default or event of default exists under the facility or if, after giving effect to such payments and any debt incurred to make such payments, the Company is not in pro forma compliance with the financial covenants and other financial tests under the facility, or cash payments to pay the purchase price of the Notes). The Credit Agreement also contains certain customary affirmative covenants and events of default.
The Credit Agreement requires the Company to maintain a maximum consolidated senior secured leverage ratio and a minimum cash interest coverage ratio. The consolidated senior secured leverage ratio test measures the ratio of the Company's consolidated funded indebtedness (other than consolidated funded indebtedness that is unsecured) to trailing four quarter Consolidated EBITDA (as defined in the Credit Agreement). This ratio is permitted to be no greater than 2.25 to 1.00 as of the end of any fiscal quarter during the applicable period. The cash interest coverage ratio test measures the ratio of trailing four quarter Consolidated EBITDA minus taxes paid in such period to consolidated interest expense paid in such period in cash. This ratio is permitted to be no less than 3.50 to 1.00.
In February 2016, the Company amended the Credit Agreement. The amendment permanently decreases the amount available under the revolver to $20.0 million. At December 31, 2016, we were in compliance with all of our debt covenants under the Credit Agreement.

The Revolver is secured by a security interest and lien on substantially all of the Company's, the Borrower's and the Subsidiary Guarantors' assets including a pledge of one hundred percent of the equity securities of the Borrower and the Subsidiary Guarantors.
As of December 31, 2016, we had the full $20 million available under our Revolver.
Outlook

We expect cash on hand (including the net proceeds from our January 2017 offering of common stock), operating cash flow, and access to our line of credit will provide sufficient liquidity for fiscal 2017. We expect that our 2017 cash flow from operations will be positive. The manner in which we staff our contracts will impact the degree of working capital investment required to fuel our growth. Included in our net income are several significant non-cash transactions that would be add-backs to net income when calculating our cash flow from operations, including stock compensation expense, amortization of intangibles and depreciation of fixed assets.

We may continue to acquire new companies that are a strategic fit and enhance our corporate platform. We intend to finance the approximately $235.0 million purchase price for our pending acquisition of Sotera Defense Solutions, announced March 8, 2017, through borrowings from a new secured credit facility and cash on hand. Any other 2017 acquisitions will impact our available cash and credit. The pace and size of any such acquisitions will determine how much, if any, of our available credit facility we utilize during the year.

After we went public in 2010, employees and investors began to exercise their options and warrants. Some of these exercises were done cashlessly, but other exercises were done by paying cash for their shares. We are unable to forecast what the employee and investor activity will be in 2017 with regard to these instruments. The total potential cash inflows from these instruments if all exercised for cash would be approximately $16 million.

Contractual Obligations and Commitments

	Total	Less than one year	1 – 3 years	3 – 5 years	More than 5 years
	(In thousands)
Facilities/Office space	$61,860	$9,252	$17,756	$16,984	$17,868
Office equipment	217	97	119	1	—
Total Operating Leases	62,077	9,349	17,875	16,985	17,868
Long-Term Debt Obligations	149,500	—	149,500	—	—
Total Contractual Obligations	$211,577	$9,349	$167,375	$16,985	$17,868
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial position is exposed to several risks including interest rate risk and credit risk. We do not use any derivative financial instruments to manage currency exchange rate risk, interest rate risk, equity market or commodity price risk.

Currency Exchange Rates

We currently do not have any material foreign currency risk, and accordingly estimate that an immediate 10% change in foreign exchange rates would not have a material impact on our reported net income. We do not currently utilize any derivative financial instruments to hedge foreign currency risks.

Interest Rates

At December 31, 2016, we had $149.5 million aggregate principal amount of 2.5% convertible senior notes due 2019 (the "Notes"). As the Notes are fixed rate instruments, as of December 31, 2016, our results of operations are not subject to fluctuations in interest rates with respect to the Notes.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings and submissions to the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, and reported within the time periods specified in the SEC’s rules and forms. Such controls include those designed to ensure that information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the CEO and CFO concluded that due to a material weakness in our internal control over financial reporting described below under Management's Annual Report on Internal Control Over Financial Reporting, our disclosure controls and procedures were not effective as of December 31, 2016.

In light of the material weakness in internal control over financial reporting, we engaged significant internal and external resources to perform supplemental procedures prior to filing this Annual Report on Form 10-K. These additional procedures have allowed us to conclude that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

Under the supervision and with the participation of management, we assessed our internal control over financial reporting as of December 31, 2016, the end of our fiscal year. Management based its assessment on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our management’s assessment of the effectiveness of our internal control over financial reporting included testing and evaluating the design and operating effectiveness of our internal controls. Based on this assessment, management has concluded that due to the material weakness in internal control over financial reporting described below, our internal control over financial reporting was not effective as of December 31, 2016. We reviewed the results of management's assessment with the audit committee of our board of directors.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As part of its evaluation of internal control over financial reporting described above, management concluded a failure to establish an effective control environment and monitoring activities in one area. The Company did not have adequate controls in place to properly evaluate, and account for, complex or unusual revenue arrangements and apply the appropriate revenue recognition guidance in accordance with GAAP.

Management did adopt new controls during 2016 to remediate the prior-year material weakness related to revenue recognition for complex or unusual transactions. Those controls were implemented in 2016, but the control did not operate at a level of precision to prevent or detect a potential material misstatement.

The control deficiency described above did not result in any material misstatement in the consolidated financial statements as of and for the fiscal year ended December 31, 2016. However, the control deficiency creates a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis in the future, and therefore we concluded that the deficiency represents a material weakness in the Company’s internal control over financial reporting.

Remediation of Previously Disclosed Material Weaknesses

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 15, 2016, management previously identified material weaknesses in our internal control over financial reporting. Based on management’s evaluation, certain material weaknesses have been remediated as of December 31, 2016.

Previously identified material weaknesses which have been remediated include (i) the Company did not maintain effective controls related to the preparation or review of the long-term forecasts and related assumptions, data and calculations used in its annual impairment tests and for the maintenance of related documentation; and (ii) processes lacked adequate levels of monitoring and review controls to identify and correct inventory errors in a timely manner, including the capitalization of general and administrative costs into our ending inventory.

The following actions were taken by management to remediate the previously identified material weaknesses:

•
We enhanced procedures to better formalize our process over the creation of long term forecasts, including improving the level of documentation that exists with respect to the development of our annual long-term forecast. Specific enhancements included procedures to improve our process of retaining documentation throughout forecast creation, and use of reliable assumptions and estimates along with the documentation of management's review.

•
We augmented our internal controls related to inventory to include controls designed specifically to assess costs capitalized into inventory at a higher level of precision. Specific enhancements include monthly assessments by management of project costs in order to identify general and administrative costs that should be expensed rather than capitalized into inventory, and enhanced project workflows designed to support inventory project cost management.

The Company has begun to implement a number of remediation steps to address the material weakness described above, led by our CFO and corporate controller. The following actions have begun and will be further developed during 2017:

•
We are in the process of assessing our portfolio of contracts in order to adequately adopt new revenue recognition standards under ASC-606 guidance for adoption in FY 2018. As part of this assessment, management will design controls to prevent and detect misstatements that could arise from a transition to the new guidance.

•
We are enhancing our internal controls to include a control designed to prevent the improper application of revenue recognition on newly signed contracts. The control will include the utilization of a revenue recognition checklist that will be documented and reviewed by management as part of the accounting department’s assessment of each new contract.

•	We will include our contract specialists in management’s quarterly review of unique and complex revenue transactions.

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

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by Grant Thornton LLP, our independent registered public accounting firm, who also audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their reports, which appear with our accompanying consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item will be included in and is incorporated herein by reference from our 2017 Proxy Statement.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in and is incorporated herein by reference from our 2017 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in and is incorporated herein by reference from our 2017 Proxy Statement.
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

The information required by this Item will be included in and is incorporated herein by reference from our 2017 Proxy Statement.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in and is incorporated herein by reference from our 2017 Proxy Statement.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
The KeyW Holding Corporation
We have audited the internal control over financial reporting of The KeyW Holding Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. (i) Evaluation of, and accounting for the revenue recognition related to complex or unusual revenue arrangements.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated March 15, 2017, which expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Baltimore, Maryland
March 15, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
The KeyW Holding Corporation
We have audited the accompanying consolidated balance sheets of The KeyW Holding Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The KeyW Holding Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2017, expressed an adverse opinion.

/s/GRANT THORNTON LLP

Baltimore, Maryland
March 15, 2017

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$41,871	$21,227
Receivables	43,141	53,828
Inventories, net	15,178	15,616
Prepaid expenses	1,350	1,538
Income tax receivable	318	302
Assets of discontinued operations	3,000	7,765
Total current assets	104,858	100,276
Property and equipment, net	40,615	28,750
Goodwill	290,710	297,223
Other intangibles, net	7,871	10,957
Other assets	1,399	1,508
Non-current assets of discontinued operations	—	15,408
TOTAL ASSETS	$445,453	$454,122
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,913	$10,299
Accrued expenses	9,941	9,345
Accrued salaries & wages	15,122	8,916
Deferred revenue	3,760	717
Deferred income taxes	1,170	964
Liabilities of discontinued operations	1,185	7,084
Total current liabilities	38,091	37,325
Long-term liabilities:
Convertible senior notes, net of discount	132,482	126,188
Non-current deferred tax liabilities	29,239	26,890
Other non-current liabilities	12,705	11,894
TOTAL LIABILITIES	212,517	202,297
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $0.001 par value; 5 million shares authorized, none issued	—	—
Common stock, $0.001 par value; 100 million shares authorized, 40,977,448 and 39,940,667 shares issued and outstanding	41	40
Additional paid-in capital	333,883	327,045
Accumulated deficit	(100,988)	(75,260)
Total stockholders' equity	232,936	251,825
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$445,453	$454,122

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2016	2015	2014
Revenues	$288,027	$297,935	$279,250
Costs of Revenues, excluding amortization	196,772	208,206	192,908
Gross Profit	91,255	89,729	86,342
Operating Expenses
Operating expenses	71,434	66,512	59,855
Intangible amortization expense	6,113	7,087	7,737
Total	77,547	73,599	67,592
Operating Income	13,708	16,130	18,750
Non-Operating Expense, net	9,386	10,258	8,804
Earnings before Income Taxes from Continuing Operations	4,322	5,872	9,946
Income Tax Expense, net on Continuing Operations	2,457	35,782	3,356
Net Income (Loss) from Continuing Operations	1,865	(29,910)	6,590
Loss before Income Taxes from Discontinued Operations	(28,082)	(42,896)	(32,103)
Income Tax Benefit, net on Discontinued Operations	(489)	(14,184)	(11,978)
Net Loss on Discontinued Operations	(27,593)	(28,712)	(20,125)
Net Loss	$(25,728)	$(58,622)	$(13,535)

Weighted Average Common Shares Outstanding
Basic	40,500,656	38,722,340	37,442,680
Diluted	41,012,014	38,722,340	39,796,250

Basic net earnings (loss) per share:
Continuing operations	$0.05	$(0.77)	$0.18
Discontinued operations	(0.69)	(0.74)	(0.54)
Basic net loss per share	$(0.64)	$(1.51)	$(0.36)

Diluted net earnings (loss) per share:
Continuing operations	$0.05	$(0.77)	$0.17
Discontinued operations	(0.68)	(0.74)	(0.51)
Diluted net loss per share	$(0.63)	$(1.51)	$(0.34)

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital (APIC)	(Accumulated Deficit) Retained Earnings	Total Shareholders' Equity
	Shares	Amount
BALANCE, JANUARY 1, 2014	36,925,730	$37	$302,557	$(3,103)	$299,491
Net loss	—	—	—	(13,535)	(13,535)
Warrant exercise, net	31,097	—	132	—	132
Option exercise	293,795	1	1,355	—	1,356
Restricted stock issuances	279,123	—	3,312	—	3,312
Restricted stock forfeitures	(24,137)	—	(164)	—	(164)
Equity issued as part of acquisitions	95,866	—	1,016	—	1,016
Stock based compensation	—	—	3,273	—	3,273
Conversion feature of convertible debt, net of expenses	—	—	22,740	—	22,740
Purchase of capped calls	—	—	(18,403)	—	(18,403)
BALANCE, DECEMBER 31, 2014	37,601,474	38	315,818	(16,638)	299,218
Net loss	—	—	—	(58,622)	(58,622)
Warrant exercise, net	1,503,859	2	4,548	—	4,550
Option exercise, net	73,794	—	(463)	—	(463)
Restricted stock issuances	591,015	—	4,165	—	4,165
Restricted stock forfeitures	(47,800)	—	(283)	—	(283)
Equity issued as part of acquisitions, net	242,250	—	1,858	—	1,858
Equity canceled related to a previous acquisition	(23,925)	—	(240)	—	(240)
Stock based compensation	—	—	1,642	—	1,642
BALANCE, DECEMBER 31, 2015	39,940,667	40	327,045	(75,260)	251,825
Net loss	—	—	—	(25,728)	(25,728)
Warrant exercise, net	820,648	1	1,919	—	1,920
Option exercise, net	82,550	—	537	—	537
Restricted stock issuances	186,793	—	3,452	—	3,452
Restricted stock forfeitures	(162,793)	—	(1,297)	—	(1,297)
Equity issued as part of an acquisition	129,530	—	1,130	—	1,130
Shares withheld for tax withholding on vesting of restricted stock	(19,947)	—	(220)	—	(220)
Stock based compensation	—	—	1,317	—	1,317
BALANCE, DECEMBER 31, 2016	40,977,448	$41	$333,883	$(100,988)	$232,936

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2016	2015	2014
Net loss	$(25,728)	$(58,622)	$(13,535)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	3,472	5,524	6,421
Depreciation/amortization	13,578	19,849	19,623
Impairment of goodwill from discontinued operations	6,980	8,000	—
Amortization of discount of convertible debt	6,294	5,149	2,209
Write-off of deferred financing costs	340	—	1,976
(Gain) Loss on disposal of long-lived assets	(3,447)	1,186	—
Loss on sale of assets held for sale	3,568	—	—
Shortfall (windfall) tax benefit from option exercise	—	823	(1,044)
Deferred taxes	1,967	22,428	(6,379)
Changes in balance sheet items:
Receivables	15,516	1,368	(4,307)
Inventory	(663)	(4,441)	(2,977)
Prepaid expenses	(759)	356	(583)
Income tax receivable	(16)	2,827	1,896
Accounts payable	(4,694)	1,341	2,262
Accrued expenses	6,240	5,134	2,158
Other balance sheet changes	447	1,336	714
Net cash provided by operating activities	23,095	12,258	8,434
Cash flows from investing activities:
Acquisitions, net of cash acquired	(2,504)	(20,991)	(2,940)
Purchase of property and equipment	(18,410)	(13,742)	(9,511)
Proceeds from sale of assets	16,226	—	—
Net cash used in investing activities	(4,688)	(34,733)	(12,451)
Cash flows from financing activities:
Proceeds from issuance of convertible debt	—	—	149,500
Purchase of capped calls	—	—	(18,403)
Issuance cost of convertible senior notes and revolving credit facility	—	—	(6,446)
Proceeds from revolver	—	—	46,000
Repayment of debt	—	—	(131,000)
(Shortfall) windfall tax benefit from option exercise	—	(823)	1,044
Proceeds from option and warrant exercises, net	2,237	4,924	443
Net cash provided by financing activities	2,237	4,101	41,138
Net increase (decrease) in cash and cash equivalents	20,644	(18,374)	37,121
Cash and cash equivalents at beginning of period	21,227	39,601	2,480
Cash and cash equivalents at end of period	$41,871	$21,227	$39,601
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,883	$3,914	$1,734
Cash (refunded) paid for taxes	$40	$(3,601)	$84
Equity issued for acquisitions, net	$1,130	$1,618	$1,016
Non-cash fixed asset additions	$—	$5,652	$—

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Corporate Organization
The KeyW Holding Corporation (Holdco) was incorporated in Maryland in December 2009. Holdco is a holding company and conducts its operations through The KeyW Corporation (Opco) and its wholly owned subsidiaries. As used herein, the terms “KeyW”, the “Company”, and “we”, “us” and “our” refer to Holdco and, unless the context requires otherwise, its subsidiaries, including Opco.
As further described in Note 16 - Businesses Held for Sale, Discontinued Operations and Dispositions, during the second quarter of 2016, the Company sold the Hexis Cyber Solutions, Inc. (Hexis) business in its entirety. The Hexis business marketed our HawkEye products and related maintenance and services to the commercial cyber sector and comprised our entire former Commercial Cyber Solutions reportable segment. Our Commercial Cyber Solutions segment is reflected in the accompanying consolidated financial statements as a discontinued operation. References to financial data are to the Company's continuing operations, unless otherwise noted.
KeyW is a highly-specialized provider of advanced engineering and technology solutions to support the collection, processing, analysis and dissemination of information across the full spectrum of the Intelligence, Cyber and Counterterrorism Communities’ missions. Our solutions protect our nation and its allies, and are designed to meet the critical needs of agile intelligence and U.S. government national security priorities. Our core capabilities include advanced cyber operations and training, geospatial intelligence, cloud and data analytics, engineering, and intelligence analysis and operations. Our capabilities include a suite of Intelligence Surveillance and Reconnaissance (ISR) solutions deployed from an advanced sensor delivery platform, proprietary products including electro-optical, hyperspectral and synthetic aperture radar sensors, and other products that we manufacture and integrate with hardware and software to meet unique and evolving intelligence mission requirements.
KeyW’s solutions focus on Intelligence Community (IC) customers including the National Security Agency (NSA), the National Geospatial Intelligence Agency (NGA), the Army Geospatial Center (AGC) and other agencies within the IC and Department of Defense (DoD). In addition, we provide products and services to U.S. federal, state and local law enforcement agencies, foreign governments and other entities in the Cyber and Counterterrorism markets. We believe the combination of our advanced solutions, understanding of the IC’s mission, long-standing and successful customer relationships, operational capabilities and highly skilled, cleared workforce will help expand our footprint in our core markets.
Principles of Consolidation
The consolidated financial statements include the transactions of KeyW, Opco and their wholly owned subsidiaries from the date of their acquisition. All intercompany accounts and transactions have been eliminated.
Revenue Recognition
We derive the majority of our revenue from time-and-materials, firm-fixed-price, cost-plus-fixed-fee and cost-plus-award-fee contracts.
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
Inventories
Inventories are valued at the lower of cost or net realizable value. Our inventory consists of specialty products that we manufacture on a limited quantity basis for our customers. As of December 31, 2016 and 2015, we had inventory reserve balances of $0.6 million and $0.1 million respectively, for certain products where the market has not developed as expected.
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. Invoice terms range from net 10 days to net 90 days. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance (allowance for doubtful accounts) based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written-off through a charge to the valuation allowance and a credit to accounts receivable. For the years ended December 31, 2016, 2015 and 2014 there were no credits to the valuation allowance.
Property and Equipment
All property and equipment are stated at acquisition cost or in the case of self-constructed assets, the cost of labor and a reasonable allocation of overhead costs (no general and administrative costs are included). The cost of maintenance and repairs, which do not significantly improve or extend the life of the respective assets, are charged to operations as incurred.
Provisions for depreciation and amortization are computed on either a straight-line method or accelerated methods acceptable under accounting principles generally accepted in the United States of America (“U.S. GAAP”) over the estimated useful lives of between 3 and 7 years. Leasehold improvements are amortized over the lesser of the terms of the underlying leases or the estimated useful lives of the assets.
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
Software Development Costs
Costs of internally developed software for resale are expensed until the technological feasibility of the software product has been established. In accordance with the pronouncement on software development costs of the Accounting Standards Codification (“ASC”), software development costs are capitalized and amortized over the product's estimated useful life. As of December 31, 2016 and 2015, we had capitalized $2.1 million and $1.9 million of software development costs, respectively. Capitalized software development costs are amortized using the greater of straight-line method or as a percentage of revenue recognized from the sale of the capitalized software. The Company had capitalized software development amortization of $0.3 million for the year ended December 31, 2016. Due to the products still being under development and not having been placed into service, the Company had no computer software amortization costs for the years ended December 31, 2015 and 2014.

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
Determining the fair value of a reporting unit is a judgment involving significant estimates and assumptions. These estimates and assumptions include revenue growth rates, operating margins and working capital requirements used to calculate projected future cash flows, risk-adjusted discount rates, selected multiples, control premiums and future economic and market conditions. We have based our fair value estimates on assumptions that we believe to be reasonable, but that are unpredictable and inherently uncertain. The Company evaluated goodwill at the beginning of the fourth quarter of fiscal years 2016, 2015 and 2014 and found no impairment to the carrying value of goodwill from continuing operations.
A summary of the changes in the carrying amount of goodwill is as follows (in thousands):

Consolidated
Goodwill as of December 31, 2015	$297,223
Acquisition	720
Divestiture	(7,233)
Goodwill as of December 31, 2016	$290,710
Intangibles
Intangible assets consist of the value of customer related intangibles acquired in various acquisitions. Intangible assets are amortized on a straight line basis over their estimated useful lives unless the pattern of usage of the benefits indicates an alternative method is more representative. The useful lives of the intangibles range from one to seven years.
Concentrations of Credit Risk
We maintain cash balances that, at times, during the years ended December 31, 2016 and 2015 exceeded the federally insured limit on a per financial institution basis. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to cash. In addition, we have credit risk associated with our receivables that arise in the ordinary course of business. In excess of 90% of our total revenue is derived from contracts where the end customer is the U.S. Government and any disruption to cash payments from our end customer could put the Company at risk.
Use of Estimates
Management uses estimates and assumptions in preparing these consolidated financial statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Significant estimates include amortization lives, depreciation lives, percentage of completion revenue, inventory obsolescence reserves, medical self-insurance IBNR, income taxes and stock compensation expense. Actual results could vary from the estimates that were used.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with original maturities of three months or less, when purchased, to be cash equivalents.

Fair Value of Financial Instruments
The balance sheet includes various financial instruments consisting of cash and cash equivalents, accounts receivable, and accounts payable. The fair values of these instruments approximate the carrying values due to the short maturity of these instruments. The balance sheet also includes our convertible senior notes, the fair value of which is estimated using a market approach with Level 2 inputs.
Research and Development
Internally funded research and development expenses are expensed as incurred and are included in cost of operations in the accompanying consolidated statement of operations. In accordance with FASB ASC Topic 730, Research and Development, such costs consist primarily of payroll, materials, subcontractor and an allocation of overhead costs related to product development. Research and development costs totaled $4.6 million, $3.4 million and $4.6 million for years ended December 31, 2016, 2015 and 2014, respectively, and are included as operating expenses in the consolidated statement of operations.
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
For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax liability or benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax obligations or benefits and subsequent adjustments as considered appropriate by management. The Company's policy is to record interest and penalties as an increase in the liability for uncertain tax obligations or benefits and a corresponding increase to the income tax provision. No material adjustments were recorded as of December 31, 2016, 2015, or 2014.
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

The following table presents the calculation of basic and diluted net loss per share (in thousands except per share amounts):

	December 31, 2016	December 31, 2015	December 31, 2014
Net Income (Loss) from Continuing Operations	$1,865	$(29,910)	$6,590
Net Loss on Discontinued Operations	(27,593)	(28,712)	(20,125)
Net Loss	$(25,728)	$(58,622)	$(13,535)

Weighted-average shares – basic	40,501	38,722	37,443
Effect of dilutive potential common shares	511	—	2,353
Weighted-average shares – diluted	41,012	38,722	39,796

Net Income (Loss) per share from Continuing Operations – basic	$0.05	$(0.77)	$0.18
Net Loss per share from Discontinued Operations – basic	(0.69)	(0.74)	(0.54)
Net Loss per share – basic	$(0.64)	$(1.51)	$(0.36)

Net Income (Loss) per share from Continuing Operations – diluted	$0.05	$(0.77)	$0.17
Net Loss per share from Discontinued Operations – diluted	(0.68)	(0.74)	(0.51)
Net Loss per share – diluted	$(0.63)	$(1.51)	$(0.34)

Anti-dilutive share-based awards, excluded	2,499	5,281	7,251
Employee equity share options, restricted shares, and warrants granted by the Company are treated as potential common shares outstanding in computing diluted income per share. Diluted shares outstanding include the dilutive effect of in-the-money options and in-the-money warrants and unvested restricted stock. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible, are collectively assumed to be used to repurchase shares. As we incurred a net loss from continuing operations for the year ended December 31, 2015, none of the outstanding dilutive share-based awards were included in the diluted share calculation as they would have been anti-dilutive.
The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread of our Convertible Senior Notes due 2019 (the "Notes") on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share of common stock when the average market price of our common stock for a given period exceeds the Notes' conversion price of $14.83. For the year ended December 31, 2016, approximately 10.1 million shares related the Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the conversion price of the Notes exceeded the average market price of the Company's common shares for the years ended December 31, 2016, 2015 and 2014.
Share Based Compensation
As discussed in Note 10 - Share-based Compensation, the Company applies the fair value method that requires all share-based payments to employees and non-employee directors to be expensed over their requisite service period based on their fair value at the grant date, using a prescribed option-pricing model. The expense recognized is based on the straight-line amortization of each individually vesting piece of a grant. The calculated expense is required to be based upon awards that ultimately vest and we have accordingly reduced the expense by estimated forfeitures.
The following assumptions were used for share-based awards granted.
Dividend Yield—The Company has never declared or paid dividends on its common stock and has no plans to do so in the foreseeable future.
Risk-Free Interest Rate—Risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term approximating the expected life of the share-based award term assumed at the date of grant.

Expected Volatility—Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company's expected volatility is based on its historical volatility for a period that approximates the estimated life of the share-based awards.
Expected Term of the Share-based Awards—This is the period of time that the share-based awards granted are expected to remain unexercised. The Company estimates the expected life of the share-based award term based on the expected tenure of employees and historical experience.
Forfeiture Rate—The Company estimates the percentage of share-based awards granted that are expected to be forfeited or canceled on an annual basis before share-based awards become fully vested. The Company uses a forfeiture rate that is a blend of past turnover data and a projection of expected results over the following 12-month period based on projected levels of operations and headcount levels at various classification levels with the Company.
Segment Reporting
FASB ASC Section 280, Segment Reporting, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. The guidance also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company defines its reportable segments based on the way the chief operating decision maker (CODM), currently its chief executive officer, manages the operations of the Company for allocating resources and assessing performance. The Company has historically operated two segments, Government Solutions and Commercial Cyber Solutions. The Company disposed of the assets and liabilities of its Commercial Cyber Solutions during the second quarter of 2016, (see Note 16 - Businesses Held for Sale, Discontinued Operations and Dispositions). Therefore, we have also reclassified the results of our Hexis business, which comprised our entire Commercial Cyber Solutions reportable segment, as discontinued operations for all periods presented in our consolidated financial statements and determined that the Company is now operating one reporting segment, Government Solutions.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, an accounting pronouncement related to revenue recognition (FASB ASC Topic 606), which amends the guidance in former ASC Topic 605, Revenue Recognition, and provides a single, comprehensive revenue recognition model for all contracts with customers. This standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The FASB also approved early adoption of the standard, but not before January 1, 2017. We will adopt ASU 2014-09 in the first quarter of 2018. We have completed an initial review of our contracts and do not expect that adoption of this standard will have a material the impact on our consolidated financial statements. We are currently evaluating the method of adoption.

In November 2015, the FASB issued ASU 2015-17, Income Taxes, amending the accounting for income taxes and requiring all deferred tax assets and liabilities to be classified as non-current on the consolidated balance sheet.  The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted.  The ASU may be adopted either prospectively or retrospectively. We will adopt ASU 2015-17 in the first quarter of 2017. We are currently evaluating the method of adoption, but do not expect that adoption of this standard will have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 to Topic 718, Compensation - Stock Compensation, require recognition of all excess tax benefits and tax deficiencies through income tax expense or benefit in the income statement. Other amendments in this new standard include guidance on the classification of share-based payment transactions in the statement of cash flows and an option to account for forfeitures of share-based awards as they occur rather than estimating the compensation cost based on the number of awards that are expected to vest. The amendments in the new standard are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. We will adopt ASU

2016-09 in the first quarter of 2017. We are currently evaluating the method of adoption, but do not expect that adoption of this standard will have a material the impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows. The new guidance addresses the diversity in practice in how certain cash receipts and payments are classified in the statement of cash flows, including debt prepayment or extinguishment costs, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, and distributions from certain equity method investees. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The guidance requires application using a retrospective transition method. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other. The new guidance simplifies subsequent goodwill measurement by eliminating Step 2 from the goodwill impairment test. Under this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019 with early adoption permitted for annual goodwill impairment tests performed after January 1, 2017. The standard must be applied prospectively. Upon adoption, the standard will impact how we assess goodwill for impairment. We are currently considering our timing of adoption.

2. ACQUISITIONS
The Company has completed multiple acquisitions since it began operations in August 2008. The acquisitions were made to increase the Company's skill sets and to create sufficient critical mass to be able to serve as prime contractor on significant contracts. Most of the acquisitions resulted in the Company recording goodwill and other intangibles. The goodwill was primarily a result of the acquisitions focusing on acquiring cleared personnel to expand our presence with our main customers. The value of having that personnel generated the majority of the goodwill from the transactions and drove much of the purchase price in addition to other identified intangibles including contracts, customer relationships, contract rights and intellectual property. Several of the acquisitions involved issuance of Company common stock. The stock price for acquisition accounting was determined by the fair value on the acquisition date.
Details of the acquisitions completed since January 1, 2015 are outlined below:
During the first and second quarters of 2015, the Company acquired Milestone Intelligence Group, Inc. (Milestone), Ponte Technologies, LLC (Ponte Tech) and certain assets of Innovative Engineering Solutions, Inc. in three separate transactions. The total consideration paid for these three acquisitions was $21.4 million in cash and 242,250 shares of KeyW stock valued at $1.9 million. These acquisitions individually and combined are not considered material to the financial results of KeyW.

During the second quarter of 2016, in conjunction with the Milestone Intelligence Group acquisition earnout, the Company issued 129,530 shares of KeyW common stock with an approximate value of $1 million.
The total purchase price paid for the acquisitions described above have been allocated as follows (in thousands):

2015 Acquisitions

Cash	$643
Current assets, net of cash acquired	1,533
Fixed assets	155
Intangibles	5,059
Goodwill	16,706
Total Assets Acquired	24,096
Current liabilities	844
Total Liabilities Assumed	844
Net Assets Acquired	$23,252
Net Cash Paid	$20,751
Equity Issued	1,858
Actual Cash Paid	$21,394
During the third quarter of 2016, the Company acquired a geospatial intelligence collection business for a purchase price of $3.9 million. The purchase price included $2.5 million of cash and contingent cash consideration of up to $2.5 million, preliminarily valued at $1.4 million as of the acquisition date. The contingent cash consideration is based on the acquired company achieving certain revenue targets by March 31, 2018.
All acquisitions were accounted for using the acquisition method of accounting. Results of operations for each acquired entity are included in the consolidated financial statements from the date of each acquisition.
Pro forma income statements are not presented for 2016 and 2015 as there have been no material acquisitions during the twelve months ended December 31, 2016 or 2015.
3. FAIR VALUE MEASUREMENTS
The fair value hierarchy prioritizes the inputs to valuation techniques used to measure the fair value of financial assets and liabilities on a recurring basis into three broad levels:

Level 1	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities the Company has the ability to access.

Level 2	Inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3	Inputs are unobservable for the asset or liability and rely on management's own assumptions about what market participants would use in pricing the asset or liability.
At December 31, 2016 and 2015, we did not have any assets or liabilities recorded at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques.
4. RECEIVABLES
Receivables consist of the following:

	(In thousands)
Receivables	December 31, 2016	December 31, 2015
Billed Receivables	$29,861	$36,278
Unbilled Receivables	13,280	17,550
Total Receivables	$43,141	$53,828

Unbilled amounts represent revenue recognized which could not be billed by the period end based on contract terms. The majority of the unbilled amounts were billed subsequent to period end. Retainages typically exist at the end of a project and/or if there is a disputed item on an invoice received by a customer. At December 31, 2016 and 2015, retained amounts are insignificant and are expected to be collected subsequent to the balance sheet date. During 2016 the Company established a reserve against $1.1 million of receivables related to a discontinued joint venture. Prior to December 31, 2016, these receivables were written-off.
Most of the Company's revenues are derived from contracts with the U.S. Government, in which we are either the prime contractor or a subcontractor, depending on the award.
5. INVENTORIES
Inventories at December 31, 2016 and 2015, consisted of work in process at various stages of production and finished goods. This inventory, which consists primarily of mobile communications devices, aeroptic cameras and radars, are valued at the lower of cost or net realizable value. The cost of the work in process consists of materials put into production, the cost of labor and an allocation of overhead costs. At December 31, 2016 and 2015, we had reserved $0.6 million and $0.1 million respectively, for certain inventory items where the market has not developed as expected.

Activity in our Inventory Reserve is as follows (In Thousands):
Balance - January 1, 2015	$171
Additions	1,110
Write-offs	(1,210)
Balance - December 31, 2015	71
Additions	690
Write-offs	(154)
Balance - December 31, 2016	$607
6. PREPAID EXPENSES
Prepaid expenses at December 31, 2016 and 2015, primarily consist of prepaid insurance, deferred financing costs related to the revolving credit facility and software licenses.
7. PROPERTY AND EQUIPMENT
Property and equipment are as follows:

	(In thousands)
Property and Equipment	December 31, 2016	December 31, 2015
Aircraft	$25,425	$11,296
Leasehold	23,289	22,469
Manufacturing Equipment	5,887	5,452
Software Development Costs	2,132	1,942
Office Equipment	13,312	10,967
Total	70,045	52,126
Accumulated Depreciation	(29,430)	(23,376)
Property and Equipment, net	$40,615	$28,750
Depreciation and amortization expense charged to operations was $6.4 million, $5.9 million, and $5.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

8. AMORTIZATION OF INTANGIBLE ASSETS
The following tables summarize the components of gross and net intangible asset balances for the acquisitions noted below. Intangible assets that have been fully amortized as of the respective tables balance sheet dates have not been included below.

December 31, 2016 (In thousands)
Intangible	Gross Book Value	Accumulated Amortization	Net Book Value
Customer Relationships and Contracts	$26,837	$20,981	$5,856
Software Technology and Other	2,162	147	2,015
	$28,999	$21,128	$7,871

December 31, 2015 (In thousands)
Intangible	Gross Book Value	Accumulated Amortization	Net Book Value
Customer Relationships and Contracts	$25,973	$15,016	$10,957

Estimated future intangible amortization expense by year as of December 31, 2016, (In thousands):
2017	2018	2019	2020	2021
$5,555	$996	$626	$416	$278
The Company recorded amortization expense of $6.1 million, $7.1 million, and $7.7 million for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, the remaining weighted-average amortization period for acquired intangible assets is 2.0 years.
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

Holders of the Notes may convert their notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending September 30, 2014, if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day; (ii) during the five business day period immediately after any five consecutive trading day period in which the trading price per $1,000 principal amount of Notes for each trading day of that period was less than 98% of the product of the last reported sale price of Company's common stock and the conversion rate for the Notes for each such trading day; or (iii) upon the occurrence of specified corporate events. On and after January 15, 2019, holders may convert their Notes at any time, regardless of the foregoing circumstances.

Upon conversion, the Company will settle the Notes in cash, shares of Company common stock or a combination of cash and shares of Company common stock, at the Company's election. The Notes have an initial conversion rate of 67.41 shares of common stock per $1,000 principal amount of the Notes, which is equal to an initial conversion price of approximately $14.83 per common share. The conversion price is subject to adjustments upon the occurrence of certain specified events, as set forth in the Indenture.

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

The Company used the net proceeds from the Notes to repay the outstanding balances under the credit facility the Company entered into in 2012, (the "2012 Credit Agreement"). Net proceeds also have been used for working capital, capital expenditures and other general corporate purposes, including acquisitions.

The Company allocated the $149.5 million proceeds from the issuance of the Notes between long-term debt, the liability component, and additional paid-in-capital, the equity component, in the amounts of $122.1 million and $27.4 million, respectively. The initial value of the liability component was measured using the nonconvertible debt interest rate. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the Notes. Since the Company must still settle the Notes at face value at or prior to maturity, the Company will accrete the liability component to its face value resulting in additional non-cash interest expense being recognized in the Company's consolidated statements of operations while the Notes remain outstanding. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

As of December 31, 2016, the outstanding principal of the Notes was $149.5 million, the unamortized debt discount was $14.7 million, the unamortized deferred financing costs were $2.3 million and the carrying amount of the liability component was $132.5 million, which was recorded as long-term debt within the Company's consolidated balance sheet. As of December 31, 2016, the fair value of the liability component relating to the Notes, based on a market approach, was approximately $136.2 million and represents a Level 2 valuation.

During the twelve months ended December 31, 2016, the Company recognized $10.0 million of interest expense relating to the Notes, which included $5.4 million for noncash interest expense relating to the debt discount and $0.9 million relating to amortization of deferred financing costs. During the twelve months ended December 31, 2015, the Company recognized $9.8 million of interest expense relating to the Notes, which included $5.1 million for noncash interest expense relating to the debt discount and $0.9 million relating to amortization of deferred financing costs. During the twelve months ended December 31, 2014, the Company recognized $4.3 million of interest expense relating to the Notes, which included $2.2 million for noncash interest expense relating to the debt discount and $0.4 million relating to amortization of deferred financing costs. The Company is estimated to incur $0.9 million, $0.9 million and $0.5 million in future amortization of deferred financing costs for the subsequent years ending December 31, 2017 - 2019 respectively.

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

Borrowings under the 2014 Credit Agreement bear interest at a rate equal to an applicable rate plus, at the Company's option, either (a) adjusted LIBOR or (b) a base rate. The Company is required to pay a facility fee to the Lenders for any unused commitments and customary letter of credit fees.

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

In February 2016, the Company amended the 2014 Credit Agreement by adjusting the minimum cash interest coverage ratio covenant effective for the quarters ended December 31,  2015, and March 31, 2016 and increasing the applicable interest rates with respect to the Credit Agreement's consolidated senior secured leverage ratio pricing tiers. The amendment permanently decreases the amount available under the revolver to $20.0 million. As a result of the amendment permanently decreasing the amount available under the revolver the Company wrote off $0.3 million of unamortized deferred financing costs, which were included as part of interest expense.

At December 31, 2016, we were in compliance with all of our debt covenants under the 2014 Credit Agreement and there was no outstanding balance under the 2014 Credit Agreement.

2012 Credit Facility
In the fourth quarter of 2012, the Company entered into a the 2012 Credit Agreement, which included a $70 million term loan, a $50 million revolver and an accordion feature allowing for an additional $35 million in borrowing. The 2012 Credit Agreement was a five year, multi-bank agreement with the Royal Bank of Canada, as administrative agent. In connection with entering into the 2012 Credit Facility the Company incurred $3.2 million in financing costs. These financing costs were being amortized using the effective interest rate method over a five year period, the expected life of the related debt. In July of 2014 in connection with issuing the Notes the Company terminated, satisfied, and discharged all of its obligations under the 2012 Credit Agreement. Interest expense recorded under the credit facilities was $4.5 million during 2014. The Company recognized $0.4 million in amortization expense relating to deferred financing costs for the twelve months ended December 31, 2014, which was included as part of interest expense. In July 2014 as a result of the termination of the 2012 Credit Agreement, the Company wrote off $2.0 million of unamortized deferred financing costs, which were included as part of interest expense.
The KeyW Holding Corporation is a holding company with no independent assets or operations (other than the ownership of its subsidiaries). Holdco contemplates that if it issues any guaranteed debt securities under any registration statement filed by it under the Securities Act of 1933, as amended, all guarantees will be full and unconditional and joint and several, and any subsidiaries of the Parent that are not subsidiary guarantors will be “minor” subsidiaries as such term is defined under the rules and regulations of the Securities and Exchange Commission. The agreements governing the Company's long-term indebtedness do not contain any significant restrictions on the ability of Holdco or any guarantor to obtain funds from its subsidiaries by dividend, loan or otherwise.  Accordingly, we do not provide separate financial statements of any guarantor subsidiaries.
10. SHARE-BASED COMPENSATION
At December 31, 2016, KeyW had stock-based compensation awards outstanding under the following plans: The 2008 Stock Incentive Plan (2008 Plan), The 2009 Stock Incentive Plan (2009 Plan) and The 2013 Stock Incentive Plan (2013 Plan).

On August 15, 2012, the shareholders approved the 2013 KeyW Holding Corporation Stock Incentive Plan. The 2013 plan, which took effect on January 1, 2013, replaced the 2009 plan and provides for the issuance of additional restricted stock, stock options, and restricted stock units. Pursuant to an amendment approved by the Company's shareholders on August 12, 2015, the number of shares available for issuance under the 2013 Plan was increased by 700,000 shares to a maximum of 2,700,000 shares.

2013 Stock Incentive Plan
Total equity available to issue	2,700,000
Total equity outstanding or exercised	1,985,297
Total equity remaining	714,703

The Company has awarded stock options, restricted stock awards, restricted stock units and the rights to receive Long-Term Incentive Shares to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate such persons to serve the Company and to expend maximum effort to improve the business results and earnings of the Company, by providing to such persons an opportunity to acquire or increase a direct proprietary interest in the operations and future success of the Company and align employee and shareholder interests.

Stock Options
The Company historically has issued stock option awards that vested over varying periods, ranging from three to five years, and had a ten-year life. We estimated the fair value of stock options using the Black-Scholes option-pricing model. We used historical data to determine volatility of our stock. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. All option awards terminate within ninety days or sooner after termination of service with the Company except as provided in certain circumstances with regard to our senior executive employment agreements.
No stock options were granted during 2016 and 2015. The option grants during 2014 consisted of options issued to new hires, board members and discretionary awards. All equity issuances have an exercise price at market value or higher based upon our publicly-traded share price on the date of grant.
The Black-Scholes model requires certain inputs related to dividend yield, risk-free interest rate, expected volatility and forfeitures in order to price the option values. During 2014 our assumptions related to these inputs were as follows:

2014
Dividend yield	—%
Risk-free interest rate	1.47% - 1.66%
Expected volatility	36.35% - 48.65%
Forfeitures	11.00% - 37.00%
2016 Stock Option Exchange Program
During 2016, the Company completed the shareholder-approved one-time Stock Option Exchange Program.

Replacement RSUs
During July 2016, the Company completed an offer to exchange certain previously granted employee stock options for new restricted stock units on a three-for-one basis with certain eligible employees, excluding members of the Board of Directors and named executive officers. 390,570 options were exchanged for 130,265 restricted stock units. The restricted stock units granted will vest over a one-year period from the date of the exchange. The exchange resulted in a modification charge of approximately $0.1 million, which will be recognized over the one-year vesting period of the new restricted stock units. Terms of the restricted stock units are discussed in more detail below.

Replacement Long-Term Incentive Share Rights
During August 2016, the Company completed an exchange of certain previously granted employee stock options for new rights to receive Long-Term Incentive Shares on a three-for-one basis with certain members of the non-executive leadership team, excluding members of the Board of Directors and named executive officers. 178,900 options were exchanged for 59,636 rights to receive Long-Term Incentive Shares. These rights have a weighted-average requisite service period of 2.2 years. There was no modification charge as a result of the exchange. Rights to receive Long-Term Incentive Shares are discussed in more detail below.

A summary of stock option activity is as follows:

	Number of Shares	Option Exercise Price	Weighted- Average Exercise Price
Options Outstanding 01/01/2014	3,081,674
Options Exercisable 01/01/2014	1,911,565
Granted	645,670	$13.16 - $17.71	$17.10
Exercised	(501,400)	$5.00 - $14.88	$8.19
Forfeited	(277,070)	$5.00 - $17.11	$13.52
Options Outstanding 12/31/2014	2,948,874
Options Exercisable 12/31/2014	1,934,215
Granted	—	—	—
Exercised	(139,270)	$5.00 - $10.00	$5.65
Forfeited	(476,715)	$5.50 - $17.11	$13.00
Options Outstanding 12/31/2015	2,332,889
Options Exercisable 12/31/2015	1,965,633
Granted	—	—	—
Exercised	(82,550)	$5.00 - $11.99	$6.50
Forfeited	(1,014,117)	$5.00 - $17.71	$13.62
Options Outstanding 12/31/2016	1,236,222
Options Exercisable 12/31/2016	1,193,911
As of December 31, 2016, outstanding stock options were as follows:

Exercise Price	Options Outstanding	Intrinsic Value	Options Vested	Intrinsic Value	Weighted-Average Remaining Life (Years)
$5.00 - $5.50	257,450	$1,646,686	257,450	$1,646,685	2.62
$6.90 - $7.66	202,261	881,235	202,261	881,235	5.05
$7.96 - $10.98	206,463	551,743	206,463	551,743	4.30
$11.18 - $11.69	124,750	63,195	124,750	63,195	5.99
$11.99 - $12.97	135,724	—	135,724	—	5.44
$13.00 - $14.57	134,324	—	134,324	—	5.01
$14.88 - $17.11	175,250	—	132,939	—	7.08
	1,236,222	$3,142,859	1,193,911	$3,142,858

Restricted Stock Awards
During 2016, the Company issued a total of 184,791 shares of restricted common stock as part of employee incentive plans and to new hires. The Company issued 75,100 shares of restricted common stock to existing employees under the long-term incentive plan and an additional 79,441 shares of restricted common stock to board members. The Company also issued 30,250 shares of restricted common stock to new employees. The expense for these shares will be recognized over the vesting life of each individual tranche of shares based upon the fair value of a share of stock at the date of grant. All of the above shares cliff vest after three years, except for the shares issued to our board members. The shares granted to board members vest 50% on the 1st anniversary of the grant date and 50% on the 2nd anniversary of the grant date. All restricted stock awards have no exercise price.

During 2015, the Company issued a total of 591,015 shares of restricted stock as part of employee incentive plans and to new hires. The Company issued 344,415 shares of restricted common stock to existing employees under the long-term incentive plan, 48,000 shares of restricted common stock to board members, 60,750 shares of restricted common stock to new employees, 37,850 shares of restricted common stock to existing employees as discretionary awards and 100,000 shares of restricted common stock to William J. Weber our CEO as a sign-on inducement. The shares of restricted common stock issued to the CEO were granted outside of the 2013 Plan, in accordance with Section 4(2) of the Securities Act of 1933. The expense for these shares will be recognized over the vesting life of each individual tranche of shares based upon the fair value of a share of stock at the date of grant. All of the above shares cliff vest in three years, except for the shares issued to our CEO. The shares granted to our CEO vest 50% on the 1st anniversary of the grant date, 25% on the 2nd anniversary of the grant date and 25% on the 3rd anniversary of the grant date.

A summary of the outstanding unvested restricted stock awards is as follows:

Unvested Shares
Outstanding 01/01/2014	603,500
Granted	279,123
Vested	(171,481)
Forfeited	(24,137)
Outstanding 12/31/2014	687,005
Granted	591,015
Vested	(270,487)
Forfeited	(47,800)
Outstanding 12/31/2015	959,733
Granted	184,791
Vested	(335,353)
Forfeited	(162,793)
Outstanding 12/31/2016	646,378
Restricted Stock Units
As discussed above, the Company issued 130,265 restricted stock units as part of the July 2016 stock option exchange program. The following table summarizes the activities for our unvested restricted stock units:

Unvested Units
Outstanding January 1, 2016	—
Granted	130,265
Vested	(2,002)
Cancelled	(5,969)
Outstanding December 31, 2016	122,294

Long-Term Incentive Share Rights
During 2016, the Company granted the right to receive up to an aggregate of 1,070,000 Long-Term Incentive Shares. 565,000 of these rights were granted to new hires, 445,364 were granted as part of employee incentive plans and 59,636 were granted as part of the August 2016 stock option exchange program, discussed above. Of the grants to new hires rights to 505,000 of the Long-Term Incentive Shares were granted as sign-on inducements outside of the 2013 Plan, in accordance with Section 4(2) of the Securities Act of 1933. The Long-Term Incentive Shares will be subject to a two-year holding period following the issuance date. The granting and vesting of the Long-Term Incentive Shares will be contingent upon the employees' continued employment with KeyW, subject to acceleration upon certain events. We measured the fair value of the rights to receive Long-Term Incentive Shares using a Monte Carlo simulation approach with the following assumptions: risk-free interest rate ranging between 1.01% and 1.80%, expected volatility ranging between 52.96% and 59.5% and dividend yield of 0%. The grant-date fair value of these Long-Term Incentive Share rights is $5.5 million. The expense for these rights will be recognized over the requisite service period of each individual tranche, which have weighted average requisite service periods range from 2.1 years and 4.9 years.

During 2015, the Company granted the right to receive up to an aggregate of 400,000 Long-Term Incentive Shares to Mr. Weber as a sign-on inducement. These rights to receive Long-Term Incentive Shares were granted outside of the 2013 Plan, in accordance with Section 4(2) of the Securities Act of 1933. The Long-Term Incentive Shares will be subject to a two-year holding period following the issuance date. The granting and vesting of the Long-Term Incentive Shares will be contingent upon Mr. Weber's continued employment with KeyW, subject to acceleration upon certain events. We measured the fair value of the rights to receive Long-Term Incentive Shares using a Monte Carlo simulation approach with the following assumptions: risk-free interest rate of 1.67%, expected volatility of 59.8%, and dividend yield of 0%. The grant-date fair value of these Long-Term Incentive Shares rights is $1.2 million. The expense for these rights will be recognized over the requisite service period of each individual tranche, which have a weighted average requisite service period of 4.7 years.

The following table summarizes the activities for our Long-Term Incentive Share rights:

Long-Term Incentive Share Rights
Outstanding January 1, 2015	—
Granted	400,000
Outstanding January 1, 2016	400,000
Granted	1,070,000
Cancelled	(30,000)
Outstanding December 31, 2016	1,440,000

These rights consist of five tranches, which Long-Term incentive Shares will be awarded at any time prior to the fifth anniversary of the rights' commencement dates if the closing market price of the Company's common stock over any 30 consecutive trading days is at or greater than the target price, set forth in the table below.

Target Price Per Share	Long-Term Incentive Shares Rights
$13.00	180,000
$16.00	180,000
$20.00	360,000
$25.00	360,000
$30.00	360,000
All stock based compensation has been recorded as part of operating expenses. Accounting standards require forfeitures to be estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture estimates are disclosed in the information with respect to the option grants. For the periods ended December 31, 2016, 2015, and 2014 share-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. The Company recorded total stock compensation expense of $3.5 million, $5.5 million and $6.4 million for the years ended December 31, 2016, 2015, and 2014, respectively. The total unrecognized stock compensation expense at December 31, 2016 is approximately $8.4 million, which will be recognized over a weighted average period of 2.3 years.
As a result of the June 2015 death of Len Moodispaw, our former Chairman and CEO, and in accordance with his equity grant agreements, all of his unvested equity grants immediately vested. As such the corresponding unrecognized stock compensation expense of $0.9 million, was recorded during the second quarter of 2015.

Employee Stock Purchase Plan
Effective January 1, 2011, the Company offered an Employee Stock Purchase Plan (“ESPP”) to employees. Under the terms of the ESPP, employees may purchase up to 1,000 shares of common stock per quarter at a 15% discount to the market price on the last trading day of the quarter. The Company has elected to use open market purchases for all shares issued under the ESPP. In 2016, 2015 and 2014 the Company recognized expense of $0.2 million, $0.3 million and $0.4 million, respectively, under the plan.
11. WARRANTS
During 2016, warrant holders exercised 2,213,935 warrants, with 349,144 exercised for cash and 1,864,791 exercised cashlessly. The warrants exercised for cash were exercised at $5.50 per share. The total cash received from these exercises was $1.9 million. Under our warrant agreements, warrants may be exercised cashlessly based on the average price of the Company's common stock for the five days prior to exercise. Under this methodology the warrants that were exercised cashlessly were exchanged for 471,504 shares of the Company's common stock.

During 2015, warrant holders exercised 1,750,841 warrants, with 1,137,500 exercised for cash and 613,341 exercised cashlessly. The 1,137,500 warrants exercised for cash were exercised at $4.00 per shares. The total cash received from these exercises was $4.6 million. Under our warrant agreements, warrants may also be exercised cashlessly based on the average price of the Company's common stock for the five days prior to exercise. Under this methodology the warrants that were exercised cashlessly were exchanged for 366,359 shares of the Company's common stock.

During 2014, warrant holders exercised 31,830 warrants, with 29,550 exercised for cash and 2,280 exercised cashlessly. The warrants exercised for cash consisted of 20,000 warrants exercised at $4.00 per share and 9,550 warrants exercised at $5.50 per share. The total cash received from these exercises was $0.1 million. Under our warrant agreements, warrants may be exercised cashlessly based on the average price of the Company's common stock for the five trading days prior to exercise. Under this methodology the warrants that were exercised cashlessly were exchanged for 1,547 shares of the Company's common stock.
As of December 31, 2016, outstanding warrants were as follows:

Exercise Price	Warrants Outstanding	Warrants Vested	Weighted-Average Remaining Life (Years)
$9.25	160,000	160,000	0.21
$12.65	158,116	158,116	2.90
	318,116	318,116
12. COMMITMENTS AND CONTINGENCIES
A substantial portion of the Company’s revenue and costs are subject to audit by the U.S. Defense Contract Audit Agency (DCAA). Billings under government contracts are based on provisional rates that permit recovery of allowable overhead, and general and administrative expenses not exceeding certain limits. These rates are subject to review by the government on an annual basis. When final determination and approval of the allowable rates have been made, billings may be adjusted. Incurred cost audits through December 31, 2010 have been completed without material adjustment to proposed costs.

The Company leases certain office equipment and operating facilities under non-cancellable operating leases that expire at various dates through 2025. Certain leases contain renewal options. Rental payments on certain leases are subject to annual increases based on escalation clauses and increases in the lessor's operating expenses. For the leases that require fixed rental escalations during their lease terms, rent expense is recognized on a straight-line basis resulting in deferred rent. The deferred rent included in other liabilities both current and non-current totaled $12.5 million and $13.3 million at December 31, 2016 and 2015, respectively, of which $9.3 million and $10.7 million related to the lease incentive liability at December 31, 2016 and 2015, respectively. Total net lease expense was $7.7 million, $7.1 million and $5.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The schedule below shows the future minimum lease payments required under our operating leases as of December 31, 2016.

	(In Thousands)
Type	2017	2018	2019	2020	2021	Thereafter
Facilities/Office space	$9,252	$9,260	$8,496	$8,458	$8,526	$17,868
Office equipment	97	81	38	1	—	—
Operating Leases	$9,349	$9,341	$8,534	$8,459	$8,526	$17,868
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
13. RETIREMENT PLANS
The Company currently has one qualified defined contribution retirement plan. The KeyW Corporation Employee 401(k) Plan (KeyW Plan), which includes a contributory match 401(k) feature for KeyW employees. As of January 1, 2010, the KeyW Plan calls for an employer matching contribution of up to 10% of eligible compensation. Total authorized contributions under the matching contribution feature of the KeyW Plan were $10.0 million, $11.3 million and $9.7 million, in 2016, 2015 and 2014, respectively. There were no discretionary contributions during these periods.

14. INCOME TAX PROVISION
Applicable income tax expense (benefit) provision on continuing operations is as follows:

	(In thousands)
	2016	2015	2014
Current:
Federal	$—	$—	$(2,343)
State	1	(7)	155
	1	(7)	(2,188)
Deferred	2,456	35,789	5,544
Total provision for income taxes	$2,457	$35,782	$3,356
Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. At December 31, 2016 and 2015, the net deferred tax liability was $30.4 million and $27.9 million respectively.
Deferred tax assets and liabilities, shown as the sum of the appropriate tax effect for each significant type of temporary differences as of December 31, 2016 and 2015, are as follows:

	(In thousands)
	2016 Deferred Tax		2015 Deferred Tax
	Asset	Liability	Asset	Liability
Net operating loss	$28,074	$—	$19,526	$—
Accrued compensation	2,452	—	2,156	—
Stock based compensation	4,984	—	5,822	—
Tenant improvement allowance	258	—	287	—
Inventory reserves	—	(30)	398	—
Other deferred tax assets	2,206	—	1,751	—
Tax credits	1,734	—	1,676	—
Other deferred tax liabilities	—	(258)	—	(294)
Convertible Debt	—	(1,753)	—	(2,495)
Deferred revenue – current	—	(997)	—	(988)
Prepaid expenses	—	(178)	—	(168)
Depreciation	—	(409)	—	(975)
Intangible assets amortization – Definite Lived	6,197	—	8,450	—
Intangible assets amortization – Indefinite Lived	—	(31,125)	—	(28,864)
Internally developed software	—	(702)	—	(1,582)
Capitalized R&D 59(e)	—	—	695	—
Less: Valuation Allowance	(40,862)	—	(33,249)	—
	$5,043	(35,452)	$7,512	(35,366)
Net deferred liability		$(30,409)		$(27,854)
The Company has recorded a deferred tax asset reflecting the benefit of $70.7 million of federal net operating loss carry-forwards, $2.1 million of federal tax credits for research and development and alternative minimum tax, as well as $90.3 million of state net operating loss carry-forwards, and $0.1 million of state tax credits for research and development. In connection with the acquisition of Sensage, a portion of the net operating loss carryforward is limited under section 382 of the Internal Revenue Code. The annual limitation is equal to approximately $1.7 million and the total net operating loss available for use during the carryforward period is $18.5 million. Deferred tax assets are set to expire between 2017 and 2036.
As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2014 that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting. Equity will be increased by $0.4 million and $0.1 million for federal and state purposes respectively with the adoption of ASU 2016-9 in 2017. The Company uses tax law ordering when determining when excess tax benefits have been realized.
The Company has generated four years of pretax losses due primarily to losses generated by of its Commercial Cyber Solutions segment reported as discontinued operations, as further described in Note 16 - Businesses Held for Sale, Discontinued Operations and Dispositions. Management has reviewed both positive and negative evidence and weighted this evidence to determine the realization of its deferred tax assets. A significant portion of the negative evidence considered included the cumulative losses identified above and the inability to carryback current tax losses to recover taxes previously paid as all amounts have been recovered. As a result of a cumulative negative weighting, management believes that it is more likely than not the Company's deferred tax assets will not be realized. The Company recorded an initial valuation allowance during 2015. The Company's current valuation allowance in the amount of $40.9 million does not include the reversal of the deferred tax liability associated with indefinite lived intangibles due to the nature of the underlying assets. The Company's deferred tax assets will be evaluated in subsequent reporting periods by management using the same weighted positive and negative evidence to determine if a change in the valuation allowance is required.
The net deferred tax liabilities shown on the balance sheet as of December 31, 2016 and 2015, are as follows:

	(In thousands)
	2016	2015
Deferred taxes – current liability	$(1,463)	$(1,450)
Deferred taxes – long term liability	(33,989)	(33,916)
Deferred taxes – current assets	293	486
Deferred taxes – long term assets	4,750	7,026
Net Deferred Tax Liability	$(30,409)	$(27,854)
A reconciliation of the difference between the statutory federal income tax rate and the effective tax rate for the Company's continuing operations for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Percent of Pre-tax Income
	2016	2015	2014
Tax computed at statutory rate	35.0%	35.0%	35.0%
State income taxes net of federal income tax benefit	10.4%	5.9%	1.2%
Meals and entertainment – non-deductible	4.6%	3.4%	1.4%
Non-deductible acquisition costs	3.4%	1.1%	—%
ESPP Expense	0.8%	1.4%	0.8%
Other permanent items	3.8%	(1.0)%	(0.2)%
Provision to return	1.8%	1.2%	(0.7)%
Tax credits	(1.6)%	(3.8)%	(3.8)%
Valuation Allowance	(1.4)%	566.2%	—%
Effective tax rate	56.8%	609.4%	33.7%
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
The following table represents a reconciliation of the Company's total unrecognized tax benefits balance for the year ended December 31, 2016:

(In thousands)
Activity
January 1, 2016	$483
Decreases as a result of tax positions taken in a prior period	(14)
Increases as a result of tax positions taken during the current period	4,160
December 31, 2016	$4,629
As of the year ended December 31, 2016, the Company has certain income tax positions in federal and state jurisdictions that are not more likely than not to be sustained upon tax examination. As a result, the Company recorded an increase to the unrecognized tax benefit during the current year. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are deemed immaterial and are not included in the above table or within the financial statements.
As of December 31, 2016, the following tax years remained subject to examination by the major tax jurisdictions indicated:

Major Jurisdictions	Open Years
United States	2012 through 2015
California	2012 through 2015
Maryland	2011 through 2015
Massachusetts	2013 through 2015
Virginia	2013 through 2015
During the year ended December 31, 2015, the Internal Revenue Service (IRS) initiated an audit of the Company's Federal returns for the years ended December 31, 2013 and 2014. Management has reviewed its ASC 740-10 (FIN 48) positions and, although timing of the resolution and/or closure of audits is not certain, does not believe it is reasonably possible that its unrecognized tax benefits would materially change in the next twelve months. If an issue addressed during the IRS audit is resolved in a manner inconsistent with Management expectations, the Company would adjust its net operating loss carryback, other tax credits, and its 2014 net operating loss carryforward.
15. SEGMENT INFORMATION
Prior to the sale of the Hexis Cyber Solutions product lines during the second quarter of 2016, the Company had two reportable segments consisting of Government Solutions and Commercial Cyber Solutions. Subsequent to the sale of the Hexis Cyber Solutions product lines the Company has only one reportable segment, Government Solutions.
The Company primarily provides information solutions and services to national and military intelligence agencies. Substantially all of the Company's revenues and tangible long-lived assets are generated by or located in the United States. As such, financial information by geographic location is not presented.

Customers
For the years ended December 31, 2016, 2015 and 2014 we earned approximately 94%, 94% and 91%, respectively, of our revenue from prime contracts with the U.S. Government or subcontracts with other contractors engaged in work for the U.S. Government. The percentage of total revenue by customer sector was a follows:

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014

Department of Defense	92%	87%	70%
Other intelligence agencies and law enforcement	2%	6%	21%
Commercial and other	6%	7%	9%
16. BUSINESSES HELD FOR SALE, DISCONTINUED OPERATIONS AND DISPOSITIONS
During the first quarter of fiscal year 2016, the Company committed to a plan to sell the Hexis business in its entirety. The Hexis business marketed our HawkEye products and related maintenance and services to the commercial cyber sector and comprised our entire former Commercial Cyber Solutions reportable segment. During the second quarter of 2016, the sale of the Hexis Cyber Solutions product lines resulted in a pre-tax loss of approximately $5.5 million. This loss reflects the difference between the consideration received for Hexis and the net carrying value of the business less transaction costs.
From inception of the Hexis business through our decision to sell the business, we had been a relatively new participant in the commercial cyber security market. Accordingly, the Hexis business had historically required a significant amount of investment of the Company's resources. The business has historically incurred losses and was expected to continue to incur losses until we gained sufficient traction within the marketplace. Following completion of the sale of the Hexis business, the Company no longer offers or markets any products or services to the commercial cyber security market and does not intend to make similar investments in the development of commercial cyber security products. After consideration of these factors, we concluded that our decision to sell the Hexis business constitutes a strategic shift that is expected to have a major effect on our operations and financial results. Therefore, we also reclassified the results of our Hexis business, which comprised our entire Commercial Cyber Solutions reportable segment, as discontinued operations for all periods presented in our consolidated financial statements. The results of our Commercial Cyber Solutions segment previously included the allocation of certain general corporate costs, which we have reallocated to our remaining continuing operations on a retrospective basis.
The following table summarizes the aggregate carrying amounts of the major classes of Hexis assets and liabilities included in discontinued operations as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
Receivables	$3,000	$5,256
Inventories, net	—	2,164
Prepaid expenses	—	345
Property and equipment, net	—	5,341
Goodwill	—	7,467
Other intangibles, net	—	2,600
Total assets classified as held for sale:	$3,000	$23,173

Accounts payable and other accrued expenses	$1,185	$3,686
Deferred revenue	—	3,398
Total liabilities held for sale	$1,185	$7,084

The following table provides a summary of the operating results of Hexis, which we have reflected as discontinued operations for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year ended December 31,
	2016	2015	2014
Revenues	$2,894	$13,875	$11,324
Costs of Revenues, excluding amortization	1,881	4,014	2,493
Operating expenses	16,225	40,395	36,509
Impairment of goodwill	6,980	8,000	—
Intangible amortization expense	381	4,362	4,425
Loss on disposal of Hexis	5,509	—	—
Loss before Income Taxes from Discontinued Operations	$(28,082)	$(42,896)	$(32,103)
Income Tax Benefit, net on Discontinued Operations	(489)	(14,184)	(11,978)
Loss on Discontinued Operations	$(27,593)	$(28,712)	$(20,125)

The following table presents the operating and investing cash flows of our discontinued Hexis business for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year ended December 31,
	2016	2015	2014
Non-Cash Operating Items
Depreciation and amortization expense	$1,015	$6,885	$6,557
Impairment of goodwill	6,980	8,000	—
Loss on disposal of long-lived assets	$3,568	$1,148	$—
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	$—	$(240)	$(2,940)
Purchases of property and equipment	(471)	(838)	(3,954)
Proceeds from Hexis asset divestiture	$5,000	$—	$—

Other Dispositions
In March 2016, we completed the sale of our SETA business to Quantech Services, Inc. for approximately $11.2 million in cash. The SETA business was not deemed an individually significant component of our Company. Management decided to sell the SETA business in connection with the ongoing strategic review of our overall business, through which we determined that the growth potential of both KeyW's core business and the SETA business could be maximized if the two businesses were separated. The sale of SETA eliminated KeyW's conflicts at two key government agencies and will allow our Company to focus 100% on technology development opportunities across the Intelligence Community. However, the sale of SETA did not represent a strategic shift that will have a major effect on our operations and financial results and, accordingly, the business historical results and the gain on sale were classified within continuing operations on our Condensed Consolidated Statements of Operations. Because the sale of SETA was not deemed a discontinued operation, its assets and liabilities of the business were not reclassified as held for sale on our December 31, 2015, balance sheet.
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
17. SUBSEQUENT EVENTS
In connection with the preparation of its financial statements for the year ended December 31, 2016, the Company has evaluated events that occurred subsequent to December 31, 2016 to determine whether any of these events required recognition or disclosure in the 2016 financial statements. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements other than those listed below.

During January 2017, the Company entered into an underwriting agreement with certain parties. Pursuant to the terms and conditions of the underwriting agreement, the Company sold 8,500,000 shares of its common stock at a price of $9.975 per share and received $84.8 million in proceeds.

On March 8, 2017, we announced that, the Company's wholly-owned operating company, Opco, signed a definitive agreement to acquire Sotera Defense Solutions (Sotera) in an all-cash transaction valued at approximately $235.0 million. The Company intends to fund the transaction through borrowing from a new secured credit facility and cash on hand. The transaction is expected to close in the second quarter of 2017, subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions.

EXHIBIT INDEX

Exhibit No.	Exhibit Description
1.1	Underwriting Agreement among the Company and RBC Capital Markets, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives, dated July 16, 2014.	(15)
3.1	Amended and Restated Articles of Incorporation of the Company, as filed on October 6, 2010.	(2)
3.2	Certificate of Correction of Articles of Amendment and Restatement.	(9)
3.3	Amended and Restated Bylaws of the Company, effective as of August 13, 2014.	(16)
4.1	Specimen of Common Stock Certificate.	(1)
4.2	Indenture, dated July 21, 2014, between the Company and Wilmington Trust, National Association, as trustee.	(15)
4.3	First Supplemental Indenture, dated July 21, 2014, between the Company and Wilmington Trust, National Association, as trustee.	(15)
4.4	Form of 2.50% Convertible Senior Note due 2019 (incorporated by reference to Exhibit 4.2 hereto).	(15)
10.1*	The KeyW Corporation 2008 Stock Incentive Plan	(1)
10.2*	Form of Incentive Stock Option Agreement for grants pursuant to The KeyW Corporation 2008 Stock Incentive Plan	(1)
10.3*	Form of Non-Qualified Stock Option Agreement for grants pursuant to The KeyW Corporation 2008 Stock Incentive Plan	(1)
10.4*	Form of Restricted Stock Agreement for grants pursuant to The KeyW Corporation 2008 Stock Incentive Plan	(1)
10.5*	The KeyW Holding Corporation 2009 Stock Incentive Plan	(1)
10.6*	Form of Incentive Stock Option Agreement for grants pursuant to The KeyW Holding Corporation 2009 Stock Incentive Plan	(11)
10.7*	Form of Non-Qualified Stock Option Agreement for grants pursuant to The KeyW Holding Corporation 2009 Stock Incentive Plan	(11)
10.8*	Form of Restricted Stock Agreement for grants pursuant to The KeyW Holding Corporation 2009 Stock Incentive Plan	(11)
10.9*	Form of The KeyW Corporation Non-Qualified Stock Options Agreement for non-plan grants	(1)
10.10*	Form of The KeyW Corporation Restricted Stock Agreement for non-plan grants	(1)
10.11*	Long-Term Incentive Plan	(1)
10.12*	Annual Incentive Plan	(1)
10.13*	Employment Agreement, dated June 16, 2010, between The KeyW Corporation and Kimberly J. DeChello	(1)
10.15*	Employment Agreement, dated June 16, 2010, between The KeyW Corporation and Mark A. Willard	(10)
10.16	Form of Amended and Restated Warrant	(10)
10.17*	The KeyW Holding Corporation 2010 Employee Stock Purchase Plan	(1)
10. 18*	Amendment, dated March 12, 2012, to Employment Agreement, dated June 16, 2010, between The KeyW Corporation and Kimberly J. DeChello	(3)
10. 20*	Amendment, dated March 12, 2012, to Employment Agreement, dated June 16, 2010, between The KeyW Corporation and Mark A. Willard	(3)
10.22*	Second Amendment, dated June 29, 2012, to Employment Agreement, dated June 16, 2010, between The KeyW Corporation and Mark A. Willard	(5)
10.23*	Second Amendment, dated June 29, 2012, to Employment Agreement, dated June 16, 2010, between The KeyW Corporation and Kimberly J. DeChello	(5)
10.24*	The KeyW Holding Corporation Amended and Restated 2013 Stock Incentive Plan	(6)
10.25*	Form of Incentive Stock Option Agreement for grants pursuant to The KeyW Holding Corporation 2013 Stock Incentive Plan	(11)
10.26*	Form of Non-Qualified Stock Option Agreement for grants pursuant to The KeyW Holding Corporation 2013 Stock Incentive Plan	(11)

10.27*	Form of Restricted Stock Agreement for grants pursuant to The KeyW Holding Corporation 2013 Stock Incentive Plan	(11)
10.29	Base Call Option Transaction Confirmation, dated as of July 16, 2014, between the Company and Royal Bank of Canada.	(14)
10.30	Base Call Option Transaction Confirmation, dated as of July 16, 2014, between the Company and Bank of America, NA.	(14)
10.31	Credit Agreement, dated as of July 21, 2014, among The KeyW Corporation, as the Borrower, certain subsidiaries of the Borrower and the Company, as Guarantors, the lenders identified in the Credit Agreement and Royal Bank of Canada, as Administrative Agent.	(14)
10.32*	Employment Agreement, dated August 11, 2014, between Hexis Cyber Solutions, Inc. and Philip L. Calamia.	(15)
10.33	Additional Call Option Transaction Confirmation, dated as of August 12, 2014, between the Company and Royal Bank of Canada.	(12)
10.34	Additional Call Option Transaction Confirmation, dated as of August 12, 2014, between the Company and Bank of America, NA.	(12)
10.35	Employment Agreement, dated August 25, 2015, between The KeyW Corporation and William J. Weber.	(16)
10.36	Employment Agreement, dated January 4, 2016, between The KeyW Corporation and Michele Cook.	x
10.37	Amendment No. 1, dated as of January 15, 2015, to Credit Agreement, dated as of July 21, 2014, among The KeyW Corporation, as the Borrower, certain subsidiaries of the Borrower.	(17)
10.38	Amendment No. 2, dated as of November 5,2015, to Credit Agreement, dated as of July 21, 2014, among The KeyW Corporation, as the Borrower, certain subsidiaries of the Borrower.	(17)
10.39	Amendment No. 3, dated as of February 25, 2016, to Credit Agreement, dated as of July 21, 2014, among The KeyW Corporation, as the Borrower, certain subsidiaries of the Borrower	(18)
10.40*	First Amendment, dated May 23, 2016, by and between Hexis Cyber Solutions, Inc. and Philip L. Calamia	(19)
10.41*	Employment Agreement, dated May 23, 2016, by and between The KeyW Corporation and Michael J. Alber	(20)
12.1	Computation of Ratio of Earnings to Fixed Charges.	(14)
14.1	Code of Ethics	(2)
21.1	Subsidiaries of the Registrant	x
23.1	Consent of Grant Thornton LLP	x
31.1	Certification of the Chief Executive Officer pursuant to R Rule 13a-14(a)/15d-14(a)	x
31.2	Certification of the Chief Financial Officer pursuant to R Rule 13a-14(a)/15d-14(a)	x
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

(1)	Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-16768).

(2)	Filed as Exhibits 3.1 and 14.1, respectively, to Registrant's Form 10-K filed March 29, 2011, File No. 001-34891.

(3)	Filed as Exhibits 10.36 and 10.39, respectively, to the Registrant's Annual Report on Form 10-K, filed March 15, 2012, File No. 001-34891.

(4)	[Reserved]

(5)	Filed as Exhibits 10.3 and 10.4, respectively, to Registrant's Current Report on Form 8-K filed July 3, 2012, File No. 001-34891.

(6)	Filed as Annex A to Registrant's Definitive Proxy Statement on Schedule 14A filed July 10, 2015.

(7)	[Reserved]

(8)	[Reserved]

(9)	Filed as Exhibit 3.1 to Registrant's Current Report on Form 8-K filed July 15, 2014, File No. 001-34891.

(10)	Filed as Exhibits 10.18 and 10.20, respectively, to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-16768).

(11)	Filed as Exhibits 10.6, 10.7, 10.8, 10.28, 10.29 and 10.30, respectively, to the Registrant's Annual Report on From 10-K for the year ended December 31, 2012, filed March 12, 2013, File No. 001-34891.

(12)	Filed as Exhibits 10.1 and 10.2, respectively, to the Registrant's Form 8-K reporting under Items 2.03, 8.01, and 9.0, filed August 15, 2014, File No. 001-3489.

(13)	Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed July 7, 2014, File No. 001-34891.

(14)	Filed as Exhibits 1.1, 4.1, 4.2, 4.3, 10.1, 10.2, 10.3 and 12.1, respectively to the Registrant's Current Report on Form 8-K filed July 21, 2014, File No. 001-38491.

(15)	Filed as Exhibits 3.1 and 10.1 to the Registrant's Current Report on Form 8-K filed August 15, 2014, File No. 001-34891.

(16)	Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed August 31, 2016, File No. 001-34891.

(17)	Filed as Exhibits 10.1 and 10.2, respectively, to the Registrant's Current Report on Form 8-K, filed November 10, 2015.

(18)	Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed March 2, 2015.

(19)	Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed May 27, 2016.

(20)	Filed as Exhibit 10.2 to the Registrant's Current Report on From 8-K, filed May 27, 2016.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE KEYW HOLDING CORPORATION (Registrant)
By:	/s/ William J. Weber
William J. Weber President and Chief Executive Officer; Principal Executive Officer
March 15, 2017

By:	/s/ Michael J. Alber
Michael J. Alber Executive Vice President and Chief Financial Officer; Principal Financial and Accounting Officer
March 15, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Deborah A. Bonanni	/s/ Arthur L. Money
Deborah A. Bonanni, Director	Arthur L Money, Director
March 15, 2017	March 15, 2017

/s/ William I. Campbell	/s/ Caroline S. Pisano
William I. Campbell, Director	Caroline S. Pisano, Director
March 15, 2017	March 15, 2017

/s/ Shephard Hill	/s/ Mark Sopp
Shephard Hill, Director	Mark Sopp, Director
March 15, 2017	March 15, 2017

/s/ J. Chris Inglis	/s/ William J. Weber
J. Chris Inglis, Director	William J. Weber, Director
March 15, 2017	March 15, 2017

/s/ Kenneth A. Minihan
Kenneth A. Minihan, Director
March 15, 2017