Form 10-Q
period 2017-03-31
KEYW HOLDING CORP
filed 2017-05-05
CIK 1487101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:          March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐             No ☒
 The number of shares outstanding of the issuer’s common stock ($0.001 par value), as of April 25, 2017 was 49,507,355.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share and par value per share amounts)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$119,691	$41,871
Receivables	48,093	43,141
Inventories, net	16,759	15,178
Prepaid expenses	1,696	1,350
Income tax receivable	324	318
Assets of discontinued operations	—	3,000
Total current assets	186,563	104,858

Property and equipment, net	42,141	40,615
Goodwill	290,710	290,710
Other intangibles, net	6,221	7,871
Other assets	1,452	1,399
TOTAL ASSETS	$527,087	$445,453
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,175	$6,913
Accrued expenses	9,901	9,941
Accrued salaries and wages	13,588	15,122
Deferred revenue	5,796	3,760
Liabilities of discontinued operations	—	1,185
Total current liabilities	35,460	36,921

Convertible senior notes, net of discount	134,090	132,482
Non-current deferred tax liability, net	30,409	30,409
Other non-current liabilities	12,504	12,705
TOTAL LIABILITIES	212,463	212,517
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5 million shares authorized, none issued	—	—
Common stock, $0.001 par value; 100 million shares authorized, 49,498,035 and 40,977,448 shares issued and outstanding	50	41
Additional paid-in capital	419,446	333,883
Accumulated deficit	(104,872)	(100,988)
Total stockholders’ equity	314,624	232,936
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$527,087	$445,453

The accompanying notes to the consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share amounts)

	Three months ended March 31,
	2017	2016
Revenues	$68,256	$73,642
Cost of Revenues, excluding amortization	47,889	50,797
Gross Profit	20,367	22,845
Operating Expenses
Operating expenses	19,984	16,439
Intangible amortization expense	1,650	1,467
Total Operating Expenses	21,634	17,906
Operating (Loss) Income	(1,267)	4,939
Non-Operating Expense, net	2,617	1,634
(Loss) Earnings before Income Taxes from Continuing Operations	(3,884)	3,305
Income Tax Expense, net on Continuing Operations	—	1,396
Net (Loss) Income from Continuing Operations	(3,884)	1,909
Loss before Income Taxes from Discontinued Operations	—	(17,809)
Income Tax Benefit, net on Discontinued Operations	—	(490)
Net Loss on Discontinued Operations	—	(17,319)
Net Loss	$(3,884)	$(15,410)

Weighted Average Common Shares Outstanding
Basic	46,561,936	39,850,003
Diluted	46,561,936	39,900,388

Basic net (loss) earnings per share:
Continuing operations	$(0.08)	$0.05
Discontinued operations	—	(0.44)
Basic net loss per share	$(0.08)	$(0.39)

Diluted net (loss) earnings per share:
Continuing operations	$(0.08)	$0.05
Discontinued operations	—	(0.44)
Diluted net loss per share	$(0.08)	$(0.39)

The accompanying notes to the consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)
(In thousands except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2017	40,977,448	$41	$333,883	$(100,988)	$232,936
Net loss	—	—	—	(3,884)	(3,884)
Warrant exercise, net	13,773	—	—	—	—
Option exercise, net	4,437	—	28	—	28
Restricted stock issuances	27,702	—	523	—	523
Restricted stock forfeitures	(25,325)	—	(86)	—	(86)
Stock issued in public offering, net of expenses	8,500,000	9	84,577	—	84,586
Stock based compensation	—	—	521	—	521
Balance, March 31, 2017	49,498,035	$50	$419,446	$(104,872)	$314,624

The accompanying notes to the consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands except share amounts)

	Three months ended March 31,
	2017	2016
Net loss	$(3,884)	$(15,410)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock compensation	958	488
Depreciation and amortization expense	3,082	4,038
Impairment of Commercial Cyber Solutions goodwill	—	6,980
Estimated cost to sell disposal group	—	2,275
Amortization of discount on convertible debt	1,608	1,555
Gain on disposal of assets	—	(3,221)
Write-off of deferred financing costs	—	340
Deferred taxes	—	868
Changes in operating assets and liabilities:
Receivables	(1,952)	4,493
Inventories, net	(1,581)	(1,158)
Prepaid expenses	(345)	(951)
Accounts payable	(738)	(737)
Accrued expenses	(923)	1,350
Other	(60)	197
Net cash (used in) provided by operating activities	(3,835)	1,107
Cash flows from investing activities:
Purchases of property and equipment	(2,959)	(1,567)
Proceeds from sale of assets	—	11,000
Net cash (used in) provided by investing activities	(2,959)	9,433
Cash flows from financing activities:
Proceeds from stock issuance, net	84,586	—
Proceeds from option and warrant exercises, net	28	87
Net cash provided by financing activities	84,614	87
Net increase in cash and cash equivalents	77,820	10,627
Cash and cash equivalents at beginning of period	41,871	21,227
Cash and cash equivalents at end of period	$119,691	$31,854
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,897	$1,926
Cash paid for taxes	$6	$42

The accompanying notes to the consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
We prepared our interim condensed consolidated financial statements that accompany these notes in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. Certain information and note disclosures normally included in the annual financial statements have been omitted pursuant to those instructions. This interim information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2016, contained in our Annual Report on Form 10-K and filed with the Securities and Exchange Commission on March 15, 2017. Interim results may not be indicative of our full fiscal year performance.

Corporate Organization
The KeyW Holding Corporation (Holdco or KeyW) was incorporated in Maryland in December 2009. Holdco is a holding company and conducts its operations through The KeyW Corporation (Opco), and its wholly owned subsidiaries. As used herein, the terms “KeyW”, the “Company,” and “we,” “us,” and “our” refer to Holdco and, unless the context requires otherwise, its subsidiaries, including Opco.

As further described in Note 12 - Businesses Held for Sale, Discontinued Operations and Dispositions, during the second quarter of 2016, the Company sold the Hexis Cyber Solutions, Inc. (Hexis) business in its entirety. The Hexis business marketed our HawkEye products and related maintenance and services to the commercial cyber sector and comprised our entire former Commercial Cyber Solutions reportable segment. Our Commercial Cyber Solutions segment is reflected in the accompanying condensed consolidated financial statements as a discontinued operation. References to financial data are to the Company's continuing operations, unless otherwise noted.
KeyW is a highly specialized provider of advanced engineering and technology solutions to support the collection, processing, analysis and dissemination of information across the full spectrum of the Intelligence, Cyber and Counterterrorism Communities’ missions. Our solutions protect our nation and its allies, and are designed to meet the critical needs of agile intelligence and U.S. government national security priorities. Our core capabilities include advanced cyber operations and training, geospatial intelligence, cloud and data analytics, engineering, and intelligence analysis and operations. Our capabilities include a suite of Intelligence Surveillance and Reconnaissance (ISR) solutions deployed from an advanced sensor delivery platform, proprietary products including electro-optical, hyperspectral and synthetic aperture radar sensors, and other products that we manufacture and integrate with hardware and software to meet unique and evolving intelligence mission requirements.
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
Principles of Consolidation
The condensed consolidated financial statements include the transactions of KeyW, Opco and their wholly owned subsidiaries from the date of their acquisition. All intercompany accounts and transactions have been eliminated.

Revenue Recognition
We derive the majority of our revenue from time-and-materials, firm-fixed-price, cost-plus-fixed-fee and cost-plus-award-fee contracts.
Revenues from cost reimbursable contracts are recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost reimbursable contracts, we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as prior award experience and communications with the client regarding performance. For cost reimbursable contracts with performance-based fee incentives, we recognize the relevant portion of the fee upon customer approval. For time-and-materials contracts, revenue is recognized based on billable rates times hours delivered plus materials and other reimbursable costs incurred. For firm-fixed-price service contracts, revenue is recognized using the proportional performance based on the estimated total costs

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

of the project. For fixed-price production contracts, revenue and cost are recognized at a rate per unit as the units are delivered or by other methods to measure services provided. This method of accounting requires estimating the total revenues and total contract costs of the contract. During the performance of contracts, these estimates are periodically reviewed and revisions are made as required. The impact on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses on such contracts. Estimated losses on contracts at completion are recognized when probable and reasonably estimable.
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
Cost of Revenues
Cost of revenues consists primarily of compensation expenses for program personnel, the fringe benefits associated with this compensation and other direct expenses incurred to complete programs, including cost of materials, depreciation and subcontract efforts.

Inventories
Inventories are valued at the lower of cost or net realizable value. Our inventory consists of specialty products that we manufacture on a limited quantity basis for our customers. As of March 31, 2017 and December 31, 2016, we had an inventory reserve balance of $0.7 million and $0.6 million respectively, for certain products where the market has not developed as expected.

Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. Invoice terms range from net 10 days to net 90 days. Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written-off through a charge to the valuation allowance and a credit to accounts receivable. For the three months ended March 31, 2017 and 2016, there were no credits to the valuation allowance.

Property and Equipment
All property and equipment are stated at acquisition cost or, in the case of self-constructed assets, the cost of labor and a reasonable allocation of overhead costs (no general and administrative costs are included). The cost of maintenance and repairs, which do not significantly improve or extend the life of the respective assets, are charged to operations as incurred.

Provisions for depreciation and amortization are computed on either a straight-line method or accelerated methods acceptable under U.S. GAAP over the estimated useful lives of between 3 and 7 years. Leasehold improvements are amortized over the lesser of the lives of the underlying leases or the estimated useful lives of the assets.

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

Software Development Costs
Costs of internally developed software for resale are expensed until the technological feasibility of the software product has been established. In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), software development costs are capitalized and amortized over the product's estimated useful life. As of March 31, 2017 and December 31, 2016, we had capitalized $2.1 million of software development costs. Capitalized software development costs are

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

amortized using the greater of the straight-line method or as a percentage of revenue recognized from the sale of the capitalized software. During the three months ended March 31, 2017, the Company recorded related amortization of $0.1 million. During the three months ended March 31, 2016, the Company had no computer software amortization costs, due to the products still being under development and not having been placed into service during those periods.

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

Goodwill
Purchase price in excess of the fair value of tangible assets and identifiable intangible assets acquired and liabilities assumed in a business combination is recorded as goodwill. In accordance with FASB ASC Topic 350-20, Goodwill, the Company tests for impairment at least annually or more frequently, if impairment indicators arise. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. As a result of the adoption of ASU2017-04, Intangibles - Goodwill and Other, we have the option (which may be bypassed at our election) to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on our review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative impairment test to identify goodwill impairment and measure the amount of goodwill impairment loss to be recognized (if any) by comparing the fair value of a reporting unit with its carrying amount, using a combination of income and market approaches. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

Determining the fair value of a reporting unit is a judgment involving significant estimates and assumptions. These estimates and assumptions include revenue growth rates, operating margins and working capital requirements used to calculate projected future cash flows, risk-adjusted discount rates, selected multiples, control premiums and future economic and market conditions. We have based our fair value estimates on assumptions that we believe to be reasonable, but that are unpredictable and inherently uncertain. The Company completed its annual evaluation of goodwill at the beginning of the fourth quarter of fiscal year 2016 and found no impairment to the carrying value of goodwill.

We routinely review goodwill at the reporting unit level for potential impairment as part of our internal control framework. In the first quarter of 2017, we evaluated our reporting units to determine if a triggering event has occurred. As of March 31, 2017, the Company concluded that there were no indicators of impairment that would cause us to believe that it is more likely than not that the fair value of any such reporting units is less than the carrying value. Accordingly, a detailed impairment test has not been performed and no goodwill impairment charges were recorded in connection with the interim impairment reviews of any such reporting units.
A summary of the changes to goodwill, is as follows (in thousands):

Goodwill as of December 31, 2016	$290,710
Acquisition	—
Divestiture	—
Goodwill as of March 31, 2017	$290,710

Intangibles
Intangible assets consist of the value of customer-related intangibles acquired in various acquisitions. Intangible assets are amortized on a straight-line basis over their estimated useful lives, unless the pattern of unless the pattern of benefit is materially different. The useful lives of the intangibles range from one to seven years.

Concentrations of Credit Risk

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

Use of Estimates
Management uses estimates and assumptions in preparing these condensed consolidated financial statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Significant estimates include amortization lives, depreciation lives, percentage of completion revenue, inventory obsolescence reserves, medical self-insurance incurred but not reported ("IBNR") claims, income taxes and stock compensation expense. Actual results could vary from the estimates that were used.

Cash and Cash Equivalents
We consider all highly liquid investments purchased with maturities of three months or less, when purchased, to be cash equivalents.

Fair Value of Financial Instruments
The balance sheet includes various financial instruments consisting of cash and cash equivalents, accounts receivable, and accounts payable. The fair values of these instruments approximate the carrying values due to the short maturity of these instruments. The balance sheet also includes our convertible senior notes, the fair value of which is estimated using a market approach with Level 2 inputs (see footnote 3, Fair Value Measurements).

Research and Development
Internally funded research and development costs are expensed as incurred and are included in operating expenses in the accompanying condensed consolidated statement of operations. In accordance with FASB ASC Topic 730, Research and Development, such costs consist primarily of payroll, materials, subcontractor and an allocation of overhead costs related to product development. Research and development costs totaled $1.1 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively.

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

For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax liability or benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax obligations or benefits and subsequent adjustments as considered appropriate by management. The Company's policy is to record interest and penalties as an increase in the liability for uncertain tax obligations or benefits and a corresponding increase to the income tax provision. No such adjustments were recorded during the three months ended March 31, 2017 or 2016.

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

The following table presents the calculation of basic and diluted net loss per share (in thousands except per share amounts):

	Three months ended March 31,
	2017	2016
Net (Loss) Income from Continuing Operations	$(3,884)	$1,909
Loss on Discontinued Operations	—	(17,319)
Net Loss	$(3,884)	$(15,410)
Weighted average shares – basic	46,562	39,850
Effect of dilutive potential common shares	—	50
Weighted average shares – diluted	46,562	39,900

Net (Loss) Income per share from Continuing Operations – basic	$(0.08)	$0.05
Net Loss per share from Discontinued Operations – basic	—	(0.44)
Net Loss per share – basic	$(0.08)	$(0.39)
Net (Loss) Income per share from Continuing Operations – diluted	$(0.08)	$0.05
Net Loss per share from Discontinued Operations – diluted	—	(0.44)
Net Loss per share – diluted	$(0.08)	$(0.39)
Anti-dilutive share-based awards, excluded	2,126	2,653
Employee equity share options, restricted shares and warrants granted by the Company are treated as potential common shares outstanding in computing diluted earnings (loss) per share. Diluted shares outstanding include the dilutive effect of in-the-money options and in-the-money warrants and unvested restricted stock. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of excess tax benefits, if any, are collectively assumed to be used to repurchase shares.
The Company uses the if-converted method for calculating any potential dilutive effect of the conversion spread of our Convertible Senior Notes due 2019 (the Notes) on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share of common stock when the average market price of our common stock for a given period exceeds the Notes' conversion price of $14.83. For the three months ended March 31, 2017, 10.1 million shares related to the Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the conversion price of the Notes exceeded the average market price of the Company’s common shares for the three months ended March 31, 2017.

Share-Based Compensation
As a result of the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, and as further discussed in Note 10, Share-Based Compensation, the Company applies the fair value method that requires all share-based payments to employees and non-employee directors be expensed over their requisite service period based on their fair value at the grant date, using a prescribed option-pricing model. The expense recognized is based on the straight-line amortization of each individually vesting piece of a grant. The Company has elected to account for forfeitures related to share-based awards when they occur.

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Expected Term of the Share-based Awards — This is the period of time that the share-based awards granted are expected to remain unexercised. The Company estimates the expected life of the share-based award term based on the expected tenure of employees and historical experience.
Segment Reporting
FASB ASC Section 280, Segment Reporting, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. The guidance also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company defines its reportable segments based on the way the chief operating decision maker ("CODM"), currently its chief executive officer, manages the operations of the Company for allocating resources and assessing performance. The Company has historically operated two segments, Government Solutions and Commercial Cyber Solutions. The Company disposed of the assets and liabilities of its Commercial Cyber Solutions during the second quarter of 2016, see Note 12 - Businesses Held for Sale, Discontinued Operations and Dispositions. Therefore, we have also reclassified the results of our Hexis business, which comprised our entire Commercial Cyber Solutions reportable segment, as discontinued operations for all periods presented in our consolidated financial statements. The Company is one operating and reporting segment.

Recently Adopted Accounting Pronouncements
In November 2015, the FASB issued ASU 2015-17, Income Taxes, amending the accounting for income taxes and requiring all deferred tax assets and liabilities to be classified as non-current on the condensed consolidated balance sheet. The ASU is effective for reporting periods beginning after December 15, 2016. We adopted ASU 2015-17 as of January 1, 2017 on a retrospective basis and reclassified $1.2 million current deferred tax liability to non-current deferred tax liability on our condensed consolidated balance sheets.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 to Topic 718, Compensation - Stock Compensation, simplified several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements as well as classification in the statements of cash flows. The amendments in the new standard are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We adopted ASU 2016-09 in the first quarter of 2017 and it did not impact our condensed consolidated financial statements. The adoption of ASU 2016-09 impacted our accounting policies as follows: (1) Excess tax benefits and tax deficiencies related to share-based payment awards are recognized prospectively as part of the income tax provision in the Condensed Consolidated Statements of Operations. (2) Excess tax benefits related to share-based payment awards are classified in operating activities in the Condensed Consolidated Statements of Cash Flows. We applied this provision on a retrospective basis. (3) We elected to account for forfeitures related to share-based awards when they occur and have applied the accounting policy change on a modified retrospective basis, as required by ASU 2016-09.

There were no impacts on our condensed consolidated financial statements resulting from our early adoption in the first quarter of 2017 of the following accounting pronouncements: (i) ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments and (ii) ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.

Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, an accounting pronouncement related to revenue recognition (FASB ASC Topic 606), which amends the guidance in former ASC Topic 605, Revenue Recognition, and provides a single, comprehensive revenue recognition model for all contracts with customers. This standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The FASB also approved early adoption of the standard, but not before January 1, 2017. We will adopt ASU 2014-09 in the first quarter of 2018. We have completed an initial review of our contracts and currently do not expect that adoption of this standard will have a material impact on the amount or timing of revenue recognized in our condensed consolidated financial statements, but we are continuing to evaluate any potential impact. We are also currently evaluating our method of adoption.

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

expedients available. We are currently evaluating the impact of this pronouncement on our condensed consolidated financial statements.

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

Pro forma income statements are not presented for the three months ended March 31, 2017 and 2016, as there were no material acquisitions during that period.

As further discussed in Note 14, Subsequent Events, the Company completed the previously announced acquisition of Sotera Defense Solutions (Sotera) on April 4, 2017.

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

At March 31, 2017, we did not have any assets or liabilities measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

4. RECEIVABLES

Receivables consist of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Receivables
Billed	$33,564	$29,861
Unbilled	14,529	13,280
Total Receivables	$48,093	$43,141

Unbilled amounts represent revenue recognized which could not be billed by the period end based on contract terms. The majority of the unbilled amounts were billed subsequent to period end. Retainages typically exist at the end of a project and/or if there is a disputed item on an invoice received by a customer, at March 31, 2017 and December 31, 2016, retained amounts are insignificant and are expected to be collected subsequent to the balance sheet date.
Most of the Company's revenues are derived from contracts with the U.S. Government, in which we are either the prime contractor or a subcontractor, depending on the award.

5. INVENTORIES

Inventories at March 31, 2017 and December 31, 2016, consist of work in process at various stages of production and finished goods. This inventory, which consists primarily of mobile communications devices, aeroptic cameras and radars, are valued at the lower of cost (as calculated using the weighted average method) or net realizable value. The cost of the work in process consists of materials put into production, the cost of labor and an allocation of overhead costs. At March 31, 2017 and December 31, 2016, we had an inventory reserve balance of $0.7 million and $0.6 million, respectively, for certain products where the market has not developed as expected.

6. PREPAID EXPENSES

Prepaid expenses at March 31, 2017 and December 31, 2016, primarily consist of prepaid insurance, deferred financing costs and software licenses.

7. PROPERTY AND EQUIPMENT

Property and equipment are as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Property and Equipment
Aircraft	$26,987	$25,425
Leasehold Improvements	24,132	23,289
Manufacturing Equipment	6,127	5,887
Software Development Costs	2,132	2,132
Office Equipment	13,627	13,312
Total	73,005	70,045
Accumulated Depreciation	(30,864)	(29,430)
Property and Equipment, net	$42,141	$40,615

Depreciation expense charged to operations was $1.4 million and $1.6 million for the three months ended March 31, 2017 and 2016, respectively.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

8. AMORTIZATION OF INTANGIBLE ASSETS

Information regarding our purchased intangible assets was as follows:

March 31, 2017 (In thousands)
Intangible	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationships and Contracts	$26,837	$(22,520)	$4,317
Software Technology and Other	2,162	(258)	1,904
	$28,999	$(22,778)	$6,221
The Company recorded amortization expense of $1.7 million and $1.5 million for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, expected amortization expense relating to purchased intangible assets was as follows:

Remainder of 2017	2018	2019	2020	2021
$3,905	$996	$626	$416	$278

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

As of March 31, 2017, the outstanding principal of the Notes was $149.5 million, the unamortized debt discount was $13.3 million, the unamortized deferred financing costs were $2.1 million and the carrying amount of the liability component was $134.1 million, which was recorded as long-term debt within the Company’s condensed consolidated balance sheet. As of March 31, 2017, the fair value of the liability component relating to the Notes, based on a market approach, was approximately $136.6 million and represents a Level 2 valuation.

During the three months ended March 31, 2017, the Company recognized $2.5 million of interest expense related to the Notes, which included $1.4 million for noncash interest expense relating to the debt discount and $0.2 million relating to amortization of deferred financing costs. During the three months ended March 31, 2016, the Company recognized $2.5 million of interest expense relating to the Notes, which included $1.3 million for noncash interest expense relating to the debt discount and $0.2 million relating to amortization of deferred financing costs.

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

At March 31, 2017, we were in compliance with all of our debt covenants under the 2014 Credit Agreement and there was no outstanding balance under the 2014 Credit Agreement.
The KeyW Holding Corporation is a holding company with no independent assets or operations (other than the ownership of its subsidiaries). Holdco contemplates that if it issues any guaranteed debt securities under any registration statement filed by it under

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

10. SHARE-BASED COMPENSATION

At March 31, 2017, KeyW had stock-based compensation awards outstanding under the following plans: The 2008 Stock Incentive Plan ("2008 Plan"), The 2009 Stock Incentive Plan ("2009 Plan") and The Amended and Restated 2013 Stock Incentive Plan ("2013 Plan").

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

2013 Stock Incentive Plan
Total equity available to issue	2,700,000
Total equity outstanding or exercised	1,932,906
Total equity remaining for future grants	767,094

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

Stock Options
No stock options were granted during the three months ended March 31, 2017. Historically the Company has issued stock option awards that vest over varying periods, ranging from three to five years, and have a ten-year life. We estimated the fair value of stock options using the Black-Scholes option-pricing model. All stock options were issued with an exercise price at market value or higher based upon our publicly-traded share price on the date of grant. All option awards terminate within ninety days or sooner after termination of service with the Company, except as provided in certain circumstances under our senior executive employment agreements.

A summary of stock option activity for the period ended March 31, 2017 is as follows:

	Number of Shares	Option Exercise Price	Weighted Average Exercise Price
Options Outstanding January 1, 2017	1,236,222
Granted	—	—	—
Exercised	(4,437)	$5.00 - $10.00	$6.20
Cancelled	(11,750)	$8.14 - $14.33	$12.14
Options Outstanding March 31, 2017	1,220,035

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

As of March 31, 2017, outstanding stock options were as follows:

Exercise Price	Options Outstanding	Intrinsic Value	Options Vested	Intrinsic Value	Weighted Average Remaining Life (Years)
$5.00 – $5.50	253,950	$1,027,388	253,950	$1,027,388	2.38
$6.90 – $7.66	202,261	405,922	202,261	405,922	4.81
$7.96 – $9.25	147,176	112,063	147,176	112,063	3.89
$9.50 - $11.69	180,600	—	180,600	—	5.34
$11.99 - $12.97	128,974	—	128,974	—	5.22
$13.00 - $14.57	131,824	—	131,824	—	4.76
$14.88 - $17.11	175,250	—	175,250	—	6.83
	1,220,035	$1,545,373	1,220,035	$1,545,373

Restricted Stock Awards
For the three months ended March 31, 2017, the Company issued 27,368 shares of restricted common stock as part of employee incentive plans and to new hires. The Company issued 8,518 shares of restricted common stock to a board member, 15,000 shares of restricted common stock to new employees and 3,850 shares of restricted common stock to existing employees as discretionary awards. The expense for these shares will be recognized over the vesting life of each individual tranche of shares based upon the fair value of a share of stock at the date of grant. All of the above shares cliff vest after three years, except for the shares issued to our board members. The shares granted to board members vest 50% on the 1st anniversary of the grant date and 50% on the 2nd anniversary of the grant date.

The following table summarizes the activities for our unvested restricted stock awards for the three months ended March 31, 2017:

Unvested Shares
Outstanding January 1, 2017	646,378
Granted	27,368
Vested	(118,568)
Cancelled	(25,325)
Outstanding March 31, 2017	529,853

Restricted Stock Units
The following table summarizes the activities for our unvested restricted stock units for the three months ended March 31, 2017:

Unvested Units
Outstanding January 1, 2017	122,294
Granted	—
Vested	(334)
Cancelled	(2,934)
Outstanding March 31, 2017	119,026

Long-Term Incentive Share Rights
The following table summarizes the activities for our Long-Term Incentive Share rights for the three months ended March 31, 2017:

Unvested Long-Term Incentive Shares
Outstanding January 1, 2017	1,440,000
Granted	—
Cancelled	(50,000)
Outstanding March 31, 2017	1,390,000

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

These rights consist of five vesting tranches, which Long-Term incentive Shares will be awarded at any time prior to the fifth anniversary of the rights' commencement dates if the closing market price of the Company’s common stock over any 30 consecutive trading days is at or greater than the target price, set forth in the table below.

Target Price Per Share	Long-Term Incentive Shares
$13.00	173,750
$16.00	173,750
$20.00	347,500
$25.00	347,500
$30.00	347,500

All stock based compensation has been recorded as part of operating expenses. The Company recorded total stock compensation expense of $1.0 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively. The total unrecognized stock compensation expense at March 31, 2017, is approximately $7.4 million, which is expected to be recognized over a weighted average period of 2.3 years.

11. WARRANTS

During the three months ended March 31, 2017, warrant holders exercised 100,000 warrants and 60,000 warrants expired. Under our warrant agreements, warrants may be exercised in a cashless transaction based on the average price of the Company's common stock for the five days prior to exercise. Under this methodology, the warrants exercised were exchanged for 13,773 shares of the Company's common stock.

As of March 31, 2017, outstanding warrants were as follows:

Exercise Price	Warrants Outstanding	Warrants Vested	Weighted Average Remaining Life (Years)
$12.65	158,116	158,116	2.66

12. BUSINESSES HELD FOR SALE, DISCONTINUED OPERATIONS AND DISPOSITIONS

Dispositions - Discontinued Operations
During the first quarter of fiscal year 2016, the Company committed to a plan to sell the Hexis business in its entirety. The Hexis business marketed our HawkEye products and related maintenance and services to the commercial cyber sector and comprised our entire former Commercial Cyber Solutions reportable segment. Based upon our estimate of the fair value of the disposal group less cost to sale, we determined that the carrying value of the Hexis business was greater than its fair value less cost to sell and, accordingly, we recorded an impairment charge of $7.0 million to our Commercial Cyber Solutions segment goodwill based on the preliminary asset purchase agreements and additional expense of $2.3 million representing the estimated cost to sell the disposal group. As a result we reduced the recorded carrying value of our Commercial Cyber Segment to $3.1 million at the end of the first quarter of 2016. The sale of the Hexis Cyber Solutions product lines during the second quarter of 2016, resulted in a pre-tax loss of approximately $5.5 million. This loss reflects the difference between the consideration received for Hexis and the net carrying value of the business less transaction costs.

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

The following table summarizes the aggregate carrying amounts of the major classes of Hexis assets and liabilities included in discontinued operations as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Receivables	$—	$3,000

Accounts payable and other accrued expenses	$—	$1,185

The following table provides a summary of the operating results of Hexis, which we have reflected as discontinued operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31,
	2017	2016
Revenues	$—	$2,078
Costs of Revenues, excluding amortization	—	976
Operating expenses	—	9,275
Impairment of goodwill	—	6,980
Intangible amortization expense	—	381
Estimated cost to sell disposal group	—	2,275
Loss before Income Taxes from Discontinued Operations	—	(17,809)
Income Tax Benefit, net on Discontinued Operations	—	(490)
Loss on Discontinued Operations	$—	$(17,319)

The following table presents the operating and investing cash flows of our discontinued Hexis business for the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31,
	2017	2016
Non-Cash Operating Items
Depreciation and amortization expense	$—	$1,016
Impairment of Commercial Cyber Solutions Goodwill	—	6,980
Loss recognized on classification as held for sale	—	2,275
Cash Flows from Investing Activities
Purchases of property and equipment	$—	$(417)

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

In connection with the sale of SETA, we recognized a pre-tax gain of approximately $3.0 million. This gain was reported within non-operating expense, net on our condensed consolidated statement of operations and reflects the difference between the consideration received for SETA and the net carrying value of the business less transaction costs. The net carrying value of the SETA business included approximately $7.2 million of goodwill that, in accordance with ASC 350, was allocated to the business based upon the relative fair values of SETA and the overall Government Solutions reporting unit within which the SETA business historically had been reported.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

13. INCOME TAXES

The Company’s quarterly provision for income taxes is measured using an estimated annual effective tax rate, subsequently adjusted for discrete items that occur within the quarter. The provision for income taxes for continuing operations for the three months ended March 31, 2017 and 2016, was an expense of $0.0 million and $1.4 million, respectively. The effective tax rate on income from continuing operations was 0.0% and 42.2% for the three months ended March 31, 2017 and 2016, respectively.
For the three months ended March 31, 2017, the Company applied its forecasted effective tax rate to the year-to-date loss and arrived at a tax benefit. As a result of the Company's expected inability to recognize certain deferred tax benefits, it was determined that the benefit should not be recorded in the interim period resulting in an effective tax rate of 0.0%.
As a result of the adoption of ASU 2016-09 in the first quarter of 2017, the Company recorded a cumulative effect adjustment to increase deferred tax assets for the Federal and state net operating losses attributable to excess tax benefits from stock-based compensation which had not been previously recognized. The impact was an increase to the deferred tax assets associated with net operating losses of approximately $0.5 million, which was offset by a corresponding increase to the valuation allowance. All excess tax benefits and deficiencies in the current and future periods will be recognized within the quarterly provision for income taxes during the reporting period in which they occur. This may result in increased volatility in the Company’s effective tax rate.
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

14. SUBSEQUENT EVENTS

The Company is not aware of any subsequent events which would require recognition or disclosure in the condensed consolidated financial statements other than those listed below.

On April 4, 2017, the Company entered into a $135 million term loan facility (the “Term Loan Facility”) and a $50 million revolving credit facility (the “Revolving Loan Facility”). Subject to the terms and conditions of the Credit Agreement, on April 4, 2017, KeyW borrowed an aggregate of $135 million under the Term Loan Facility (the “Term Loan Proceeds”) and an aggregate of $10 million under the Revolving Loan Facility (the “Revolver Proceeds”).

On April 4, 2017, the Company's wholly-owned operating company, Opco, completed the previously announced merger (the “Merger”) of Sandpiper Acquisition Corporation, a wholly-owned subsidiary of Opco, with and into Sotera Holdings Inc., a Delaware corporation (Sotera), with Sotera surviving the Merger as a wholly-owned subsidiary of Opco. The Merger consideration consisted of $235.0 million in cash, subject to certain adjustments set forth in the Merger Agreement. The Merger consideration was funded through a combination of cash on hand, the Term Loan Proceeds and the Revolver Proceeds. Due to the timing of the acquisition we have not yet completed the necessary valuation of the various assets acquired or an allocation of the purchase price among the various types of assets.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that management believes is relevant to an assessment and an understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and accompanying notes as well as our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 15, 2017.

FORWARD-LOOKING STATEMENTS
The matters discussed in this Quarterly Report may constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, activity levels, performance or achievements to be materially different from any future results, activity levels, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “could”, “expect”, “estimate”, “may”, “potential”, “will”, and “would”, or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. There may be events in the future that we are not able to predict or control accurately, and numerous factors may cause events, our results of operations, financial performance, achievements, or industry performance, to differ materially from those reflected in the forward-looking statements. The factors listed in the section captioned “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 15, 2017, as well as any other cautionary language in this Quarterly Report, provide examples of such risks, uncertainties, and events. In addition, our acquisition of Sotera Defense Solutions (Sotera), completed on April 4, 2017, involves risks and uncertainties, including ( (i) the parties being unable to successfully implement integration strategies or realize the anticipated benefits of the acquisition, including the possibility that the expected synergies and cost reductions from the proposed acquisition will not be realized or will not be realized within the expected time period; (ii) the increased leverage and interest expense of the combined company and our ability to comply with debt covenants under our secured credit facility entered into on April 4, 2017; (iv) changes in future business conditions that could cause our goodwill, which will increase as a result of the Sotera acquisition, to become impaired, requiring substantial write-downs. (v) areas of Sotera’s internal controls that may need to be remediated or improved; (vi) general economic conditions and/or conditions affecting the parties’ current and prospective customers (vii) difficulties with, or delays in, the inability to achieve our revenue and adjusted EBITDA guidance for 2017, due to, among other things, unanticipated circumstances, trends or events affecting our financial performance; and (vii) other risk factors with respect to acquisitions contained in section captioned “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2016, and elsewhere in this report. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. Subsequent events and developments may cause our views to change. While we may elect to update the forward-looking statements at some point in the future, we specifically disclaim any obligation to do so.

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our condensed consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any, are disclosed in the financial statements. On an ongoing basis, we evaluate our estimates and assumptions, including those related to long-term contracts, product returns, bad debts, inventories, fixed asset lives, income taxes, environmental matters, litigation, and other contingencies. These estimates and assumptions are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2016. We base our estimates and assumptions on historical experience and on various factors that are believed to be reasonable under the circumstances, including current and expected economic conditions, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from our estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our Annual Report on Form 10-K for year ended December 31, 2016.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2017 AND MARCH 31, 2016
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

CONSOLIDATED OVERVIEW (In thousands)	Three months ended March 31, 2017	% of Revenue	Three months ended March 31, 2016	% of Revenue
Revenue	$68,256	100.0%	$73,642	100.0%
Gross Profit	20,367	29.8%	22,845	31.0%
Operating Expenses	19,984	29.3%	16,439	22.3%
Intangible Amortization	1,650	2.4%	1,467	2.0%
Non-operating Expense, net	2,617	3.8%	1,634	2.2%
Income Tax Expense, net on Continuing Operations	—	—%	1,396	1.9%
Loss on Discontinued Operations	—	—%	(17,319)	(23.5)%

Revenue decreased by $5.4 million, or 7.3%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. The divested systems engineering and technical assistance (SETA) business accounted for $2.5 million of the decrease in revenue. In addition to the SETA divestiture, revenue decreased due to certain higher-margin solutions contracts totaling $3.9 million completing primarily during the first quarter of 2016, which will not materially impact year-over-year comparisons on a quarterly basis going forward. The decline was partially offset by higher airborne ISR revenue.
Gross profit decreased by $2.5 million for the three months ended March 31, 2017, as compared to the period ended March 31, 2016. Gross margin decreased by 120 basis points for the three months ended March 31, 2017, as compared to the period ended March 31, 2016. The decrease in gross margin was predominately due to the completion of the higher-margin solutions contracts as well as lower contract margins on a large follow-on solutions program.
Our operating expenses for the three months ended March 31, 2017, increased by $3.5 million and as a percentage of revenue compared to the same period ended March 31, 2016. The increase is due primarily to costs incurred related to the Sotera acquisition, higher stock-based compensation and increased business development costs.
Intangible amortization expense increased $0.2 million because of the additional amortization related to the 2016 acquisition, which was completed during the third quarter of 2016.
Non-operating expense increased by $1.0 million for the three months ended March 31, 2017, compared with the three months ended March 31, 2016. The increase in non-operating expense was driven by the 2016 pre-tax gain related to the sale of our SETA business, which was partially offset by certain operating lease disposal costs and increased interest expense.

The effective tax rate on income from continuing operations was 0.0% and 42.2% for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017, the Company applied its interim tax rate to its year to date loss which resulted in a tax benefit. However, due to the Company's inability to realize a tax benefit, both in the quarter and for the 2017 year end, the Company recorded no tax benefit or expense for the quarter. If the Company continues under a full valuation allowance they would expect to record tax expense in subsequent quarters of approximately $3.8 million for the year ended December 2017. This expense relates to the Company’s inability to offset its deferred tax liability related to indefinite life intangibles against deferred tax assets for purposes of the valuation allowance. Management continues to review, on a quarterly basis, positive and negative evidence related to the valuation allowance. A change in evidence would impact tax expense in the period in which it occurred.

Loss on discontinued operations decreased by $17.3 million for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. The decrease in loss was driven the sale of Hexis Cyber Solutions product lines in the second quarter of 2016.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents totaled $119.7 million at March 31, 2017. Our working capital, defined as current assets minus current liabilities, was $151.1 million, which represents an increase of approximately $83.2 million from December 31, 2016. The increase in working capital is primarily due $84.6 million of net proceeds from our January 2017 offering of common stock. At March 31, 2017, we were in compliance with all of our debt covenants under our senior credit agreement.
Our need for additional working capital will be determined by our method and volume of growth. Growing through self-performed

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

labor will require more working capital than growing using subcontractors, but we expect self-performed labor will be a more profitable alternative than using subcontractors. We expect cash on hand, operating cash flow and access to our senior secured credit facility will provide sufficient liquidity for fiscal 2017.

Cash Flow from Operations
Operations used approximately $3.8 million of cash during the first quarter of 2017, compared with cash provided from operations of $1.1 million in the first quarter of 2016, a decrease of $4.9 million. Factors affecting cash flow in the first quarter of 2017 included a net loss of $3.9 million and changes in operating assets and liabilities totaling $5.6 million, partially offset by intangible amortization and depreciation of $3.1 million; stock compensation expense of $1.0 million; and amortization of discount on convertible debt $1.6 million. Factors affecting cash flow in the first quarter of 2016 included a net loss of $15.4 million and the gain on disposal of assets of $3.2 million, offset by the impairment of the Commercial Cyber Solutions business goodwill of $7.0 million; estimated cost to sell the Commercial Cyber Solutions business of $2.3 million; amortization of discount of convertible debt of $1.6 million; and changes in operating assets and liabilities totaling $3.2 million.

Investing and Financing
During the three months ended March 31, 2017 we received $84.6 million of net proceeds from our January 2017 offering of common stock. We spent approximately $1.4 million in cash to modify three planes to help meet the needs of our expanding ISR business. On April 4, 2017, our wholly-owned operating company, Opco, completed the acquisition of Sotera Defense Solutions (Sotera) in a $235.0 million all-cash transaction, subject to certain adjustments set forth in the Merger Agreement. Also on April 4, 2017, we entered into a $135 million term loan facility and a $50 million revolving credit facility. The Sotera acquisition was funded through a combination of cash on hand and through borrowings from a new credit facility.

We may continue to acquire new companies that are a strategic fit and enhance our corporate platform. Any other 2017 acquisitions will impact our available cash and credit. The pace and size of any such acquisitions will determine how much, of our available credit facility we utilize during the year.

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

•
during the five-business day period immediately after any five consecutive trading day period in which the trading price per $1,000 principal amount of Notes for each trading day of that period was less than 98% of the product of the last reported sale price of Company common stock and the conversion rate for the Notes for each such trading day; or

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

Borrowings under the 2014 Credit Agreement bore interest at a rate equal to an applicable rate plus, at the Company’s option, either (a) adjusted LIBOR or (b) a base rate. The Company was required to pay a facility fee to the Lenders for any unused commitments and customary letter of credit fees.

The 2014 Revolver matured on the earlier to occur of (i) the fifth anniversary of the closing of the 2014 Credit Agreement, and (ii) the date that is 180 days prior to the maturity date of the Notes unless the Notes are converted into equity, repaid, refinanced or otherwise satisfied on terms permitted under the 2014 Credit Agreement. The Company could voluntarily repay outstanding loans under the 2014 Revolver at any time without premium or penalty, subject to customary fees in the case of prepayment of LIBOR based loans.

The 2014 Credit Agreement contained a number of negative covenants that, among other things, restricted, subject to certain exceptions, the Company and its subsidiaries’ ability to: incur additional indebtedness; incur additional liens; sell all or substantially all of the Company’s assets; consummate certain fundamental changes; change the Company’s lines of business or make certain restricted payments (including cash payments upon conversion of the Notes if a default or event of default exists under the facility or if, after giving effect to such payments and any debt incurred to make such payments, the Company is not in pro forma compliance with the financial covenants and other financial tests under the facility, or cash payments to pay the purchase price of the Notes). The 2014 Credit Agreement also contains certain customary affirmative covenants and events of default.

The 2014 Credit Agreement required the Company to maintain a maximum consolidated senior secured leverage ratio and a minimum cash interest coverage ratio. The consolidated senior secured leverage ratio test measured the ratio of the Company’s consolidated funded indebtedness (other than consolidated funded indebtedness that is unsecured) to trailing four quarter Consolidated EBITDA (as defined in the Credit Agreement). This ratio was permitted to be no greater than 2.25 to 1.00 as of the end of any fiscal quarter during the applicable period. The cash interest coverage ratio test measures the ratio of trailing four quarter Consolidated EBITDA minus taxes paid in such period to consolidated interest expense paid in such period in cash. This ratio was permitted to be no less than 3.50 to 1.00.

The 2014 Revolver was secured by a security interest and lien on substantially all of the Company’s, the Borrower’s and the Subsidiary Guarantors’ assets including a pledge of one hundred percent of the equity securities of the Borrower and the Subsidiary Guarantors.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

In February 2016, the Company amended the 2014Credit Agreement by adjusting the minimum cash interest coverage ratio covenant effective for the quarters ended December 31, 2015, and March 31, 2016 to 2.25:1.00 and 3.25:1.00, respectively, and increasing the applicable interest rates with respect to the 2014 Credit Agreement’s consolidated senior secured leverage ratio pricing tiers. The amendment permanently decreases the amount available under the revolver to $20.0 million. At March 31, 2017, we were in compliance with all of our debt covenants under the 2014 Credit Agreement.

2017 Credit Facility
On April 4, 2017, Opco entered into (a) a $135 million term loan facility (the “Term Loan Facility”) and (b) a $50 million revolving credit facility (the “Revolving Loan Facility”), the terms of which are set forth in a Credit Agreement (the “2017 Credit Agreement”), dated as of April 4, 2017 (the “Closing Date”), by and among Opco, as borrower, the Company, the several lenders party thereto, Royal Bank of Canada, as administrative agent and collateral agent (the “Agent”), and RBC Capital Markets, as lead arranger and bookrunner. The 2017 Credit Agreement replaced the 2014 Credit Agreement. Subject to the terms and conditions of the 2017 Credit Agreement, on April 4, 2017, Opco borrowed an aggregate of $135 million under the Term Loan Facility (the “Term Loan Proceeds”) and an aggregate of $10 million under the Revolving Loan Facility (the “Revolver Proceeds”).

Use of Proceeds
The Term Loan Proceeds were used (i) to pay, directly or indirectly, the purchase price of our previously announced acquisition of Sotera (ii) to refinance, repay or terminate, including discharging and releasing all security and guaranties in respect of, and the termination and unwinding of any interest rate hedging agreements in connection therewith, certain of our and Sotera’s and its subsidiaries’ existing third party indebtedness for borrowed money (the “Refinancing”); and (iii) to pay related transaction fees and expenses.

The Revolver Proceeds were used to fund upfront fees required to be paid on the Closing Date. The proceeds of any borrowings under the Revolving Credit Facility made after the Closing Date will be available for any purpose not prohibited by the terms of the 2017 Credit Agreement.

Interest Rates
Borrowings under the 2017 Credit Agreement were and will be incurred in U.S. Dollars. All borrowings under the Credit Agreement may, at our option, be incurred as either eurodollar loans (“Eurodollar Loans”) or base rate loans (“Base Rate Loans”).

Eurodollar Loans will accrue interest, for any interest period, at (a) the Eurodollar Rate (as defined in the 2017 Credit Agreement) plus (b) an applicable margin of 3.75%.

Base Rate Loans will accrue interest, for any interest period, at (a) a base rate per annum equal to the highest of (i) the Federal funds rate plus 1/2 of 1%, (ii) the prime commercial lending rate announced by the Royal Bank of Canada from time to time as its prime lending rate and (iii) the Eurodollar Rate for a one month interest period plus 1.00%, plus (b) an applicable margin of 2.75%.

After the completion of our fiscal quarter ending June 30, 2017, the applicable margin for borrowings under the Revolving Credit Facility may be decreased if our consolidated net leverage ratio decreases.

Maturity Dates
The Term Loan Facility and the Revolving Loan Facility mature on the earlier of (i) the five year anniversary of the Closing Date, and (ii) the date that is 180 days prior to the scheduled maturity date of the Company’s 2.50% convertible senior notes due 2019, unless such notes are converted into equity or otherwise repaid or refinanced.

Mandatory Prepayments
Amounts outstanding under the 2017 Credit Agreement will be subject to mandatory prepayments, subject to customary exceptions, from the net cash proceeds to us from certain asset sales or recovery events.

Certain Covenants and Events of Default
The 2017 Credit Agreement contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, investments and transactions with affiliates. The 2017 Credit Agreement contains two financial covenants: (i) a maximum total leverage ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization and other adjustments described in the Credit Agreement (“consolidated EBITDA”) for the trailing four consecutive quarters of (a) 5.50 to 1.00 for any period ending on or prior to June 30, 2017, (b) 5.00 to 1.00 for any period thereafter ending on or prior to

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

December 31, 2019, and (c) 4.50 to 1.00 for each fiscal quarter thereafter; and (ii) a minimum interest coverage ratio of consolidated EBITDA to consolidated interest expense for the trailing four consecutive quarters of 3:00 to 1:00.

The 2017 Credit Agreement includes customary events of default that include, among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults and a change of control default. The occurrence of an event of default could result in the acceleration of the obligations under the 2017 Credit Agreement and cross-default our other indebtedness.

Security
Our obligations under the 2017 Credit Agreement are secured by a pledge of substantially all of our and each other guarantors’ assets, including a pledge of the equity interests in certain of Opco’s domestic and first-tier foreign subsidiaries, subject to customary exceptions.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding our exposure to interest rates and foreign exchange rate risks.

Interest Rate Risk
At March 31, 2017, we had $149.5 million aggregate principal amount of 2.5% convertible senior notes due 2019 (the "Notes"). As the Notes are fixed rate instruments, as of March 31, 2017, our results of operations are not subject to fluctuations in interest rates.

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

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the CEO and CFO concluded that as of December 31, 2016, our disclosure controls and procedures were not effective because of the material weakness described in Management's Annual Report on Internal Control Over Financial Reporting contained in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 15, 2017. In light of the material weakness identified at December 31, 2016, management has implemented processes and procedures to begin to remediate the identified material weakness.

We have also conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, pursuant to Rule 13a-15 of the Exchange Act, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our CEO and CFO concluded that, because the material weakness in our internal control over financial reporting described above had not been fully remediated as of March 31, 2017, our disclosure controls and procedures were not effective as of March 31, 2017.
Notwithstanding the existence of this material weakness, our management has concluded that our condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for all periods and dates presented.

Management’s Plan for Remediation
Our management and Board of Directors are committed to the remediation of the identified material weakness, as well as the continued improvement of our overall system of internal control over financial reporting. We are currently working to remediate the underlying causes of the control deficiencies that gave rise to the material weakness as follows:

•
We are enhancing our internal controls to include a control designed to prevent the improper application of revenue recognition on newly signed contracts. The control will include the utilization of a revenue recognition checklist that will be documented and reviewed by management as part of the accounting department’s assessment of each new contract.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

•	We are including our contract specialists in management’s quarterly review of unique and complex revenue transactions.

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

Changes in Internal Control over Financial Reporting
Except for the implementation of the remediation measures described above, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As of March 31, 2017, and the date of this filing, the Company is not party to any material on-going legal proceedings.

ITEM 1A.    RISK FACTORS

Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016, includes certain risk factors that could materially affect our business, financial condition, or future results. Except as set forth below, there have been no material changes from the risk factors previously disclosed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

The risk factor entitled “Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt” in our Annual Report on Form 10-K for the year ended December 31, 2016 is revised in its entirety as follows:

We have a substantial amount of indebtedness, which may adversely affect our cash flow, our ability to comply with our debt covenants and operate our business.

We have substantial indebtedness under our senior secured credit facility and our convertible notes. Our indebtedness could have important consequences, including:

•
requiring us to dedicate a substantial portion of our cash flow to service our debt, which will reduce the funds available working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limiting our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	making us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limiting our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our strategy, or other purposes; and

•	placing us at a disadvantage compared to our competitors who have less debt.

Our ability to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

The risk factor entitled “Our existing senior credit facility contains financial and operating covenants that limit our operations and could lead to adverse consequences if we fail to comply” in our Annual Report on Form 10-K for the year ended December 31, 2016 is revised in its entirety as follows:

Our existing senior credit facility contains financial and operating covenants that limit our operations and could lead to adverse consequences if we fail to comply. Our credit facility contains financial and operating covenants that, among other things, require us to maintain or satisfy specified financial ratios (including total indebtedness to consolidated adjusted “EBITDA”, or “earnings before interest, taxes, depreciation, amortization, stock compensation and acquisition costs” ratios and an interest coverage ratio of consolidated EBITDA to consolidated interest expense), limit our ability to incur indebtedness, pay dividends or engage in certain significant business transactions, and require us to comply with a number of other affirmative and negative operating covenants. Failure to meet these financial and operating covenants could result from, among other things, changes in our results of operations, our incurrence of debt or changes in general economic conditions. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders, which could harm our business and operations. In addition, our credit facility contains several other material covenants, including a lien against substantially all of our assets (including receivables and a pledge of the equity interests of certain subsidiaries), limitations on additional debt,

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

limitations on our ability to make acquisitions, a limitation on the payment of dividends, and restrictions on the sale, lease, or disposal of any substantial part of our assets, other than in the normal course of business, mandatory prepayments (subject to customary exceptions) from our net cash proceeds from certain asset sales or recovery events.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2017, there were no unregistered sales of equity securities.

ITEM 6.    EXHIBITS

Exhibits – See Exhibit Index

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KEYW HOLDING CORPORATION

Date:	May 5, 2017	By:	/s/ William J. Weber
William J. Weber
President and Chief Executive Officer

Date:	May 5, 2017	By:	/s/ Michael J. Alber
Michael J. Alber
Executive Vice President and Chief Financial Officer

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Exhibit No.	Exhibit Description

1.1	Underwriting Agreement, dated as of January 27, 2017, among the Company, RBC Capital Markets, LLC and Barclays Capital, Inc. as the representatives of the several underwriters named therein	(6)

2.1	Agreement and Plan of Merger, dated as of March 8, 2017, by and among The KeyW Corporation, Sandpiper Acquisition Corporation, a wholly owned subsidiary of The KeyW Corporation, and Sotera Holdings Inc.	(7)

3.1	Amended and Restated Articles of Incorporation of the Company, as filed on October 6, 2010	(1)

3.2	Certificate of Correction of Articles of Amendment and Restatement	(2)

3.3	Amended and Restated Bylaws of the Company, effective as of August 13, 2014	(3)

4.1	Specimen of Common Stock Certificate	(4)

4.2	Indenture, dated July 21, 2014, between the Company and Wilmington Trust, National Association, as trustee.	(5)

4.3	First Supplemental Indenture, dated July 21, 2014, between the Company and Wilmington Trust, National Association, as trustee.	(5)

4.4	Form of 2.50% Convertible Senior Note due 2019 (incorporated by reference to Exhibit 4.2 hereto).	(5)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	x

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	x

32.1*
Certification of the Chief Executive Officer and the Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
		x

101.INS**	XBRL Instance Document	x

101.SCH**	XBRL Taxonomy Extension Schema Document	x

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	x

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	x

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	x

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

x	Filed herewith.
(1)	Filed as Exhibit 3.1 to the Registrant's Form 10-K filed March 29, 2011, File No. 001-34891.
(2)	Filed as Exhibit 3.1 to the Registrant's Form 8-K filed July 15, 2014, File No. 001-34891.
(3)	Filed as Exhibit 3.1 to the Registrant's Form 8-K reporting under Items 5.02, 5.03, 5.07, filed August 15, 2014, File No. 001-34891.
(4)	Filed as Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, as amended, File No. 333-167608.
(5)	Filed as Exhibits 4.1, 4.2, and 4.3, respectively to the Registrant’s Current Report on Form 8-K filed July 21, 2014, File No. 001-38491.
(6)	Filed as Exhibit 1.1 to the Registrant’s Form 8-K filed February 1, 2017.
(7)	Filed as Exhibit 2.1 to the Registrant's Form 8-K filed April 7, 2017.
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