Form 10-Q
period 2017-09-30
KEYW HOLDING CORP
filed 2017-11-03
CIK 1487101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:          September 30, 2017
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
Yes ☐             No ☒
 There were 49,795,335 shares of our common stock ($0.001 par value), outstanding as of October 25, 2017.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except par value per share amounts)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$17,266	$41,871
Receivables	81,607	43,141
Inventories, net	18,760	15,178
Prepaid expenses	3,069	1,350
Income tax receivable	334	318
Assets of discontinued operations	—	3,000
Total current assets	121,036	104,858

Property and equipment, net	44,034	40,615
Goodwill	491,999	290,710
Other intangibles, net	24,750	7,871
Other assets	2,971	1,399
TOTAL ASSETS	$684,790	$445,453
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,869	$6,913
Accrued expenses	17,586	9,941
Accrued salaries and wages	33,787	15,122
Term loan – current portion	6,750	—
Deferred revenue	5,953	3,760
Liabilities of discontinued operations	—	1,185
Total current liabilities	81,945	36,921

Convertible senior notes, net of discount	137,347	132,482
Term loan – non-current portion, net of discount	122,069	—
Non-current deferred tax liability, net	35,376	30,409
Other non-current liabilities	11,973	12,705
TOTAL LIABILITIES	388,710	212,517
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5 million shares authorized, none issued	—	—
Common stock, $0.001 par value; 100 million shares authorized, 49,796 and 40,977 shares issued and outstanding	50	41
Additional paid-in capital	421,730	333,883
Accumulated deficit	(125,700)	(100,988)
Total stockholders’ equity	296,080	232,936
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$684,790	$445,453

The accompanying notes to the consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)
(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue	$122,394	$72,111	$314,708	$219,099
Cost of revenue	93,116	48,312	235,186	148,576
Operating expenses	24,408	18,031	80,551	51,815
Intangible amortization expense	2,431	1,528	6,570	4,463
Operating income (loss)	2,439	4,240	(7,599)	14,245
Non-operating expense, net	4,583	2,612	11,977	6,776
(Loss) earnings before income taxes from continuing operations	(2,144)	1,628	(19,576)	7,469
Income tax expense (benefit), net on continuing operations	2,012	(1,876)	5,136	2,491
Net (loss) income from continuing operations	(4,156)	3,504	(24,712)	4,978
Loss before income taxes from discontinued operations	—	(1,044)	—	(27,990)
Income tax benefit, net on discontinued operations	—	(4)	—	(494)
Net loss on discontinued operations	—	(1,040)	—	(27,496)
Net (loss) income	$(4,156)	$2,464	$(24,712)	$(22,518)

Weighted average common shares outstanding
Basic	49,771	40,955	48,627	40,368
Diluted	49,771	41,306	48,627	40,931

Basic net (loss) earnings per share:
Continuing operations	$(0.08)	$0.09	$(0.51)	$0.12
Discontinued operations	—	(0.03)	—	(0.68)
Basic net (loss) earnings per share	$(0.08)	$0.06	$(0.51)	$(0.56)

Diluted net (loss) earnings per share:
Continuing operations	$(0.08)	$0.09	$(0.51)	$0.12
Discontinued operations	—	(0.03)	—	(0.67)
Diluted net (loss) earnings per share	$(0.08)	$0.06	$(0.51)	$(0.55)

The accompanying notes to the consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2017	40,977	$41	$333,883	$(100,988)	$232,936
Net loss	—	—	—	(24,712)	(24,712)
Warrant exercise, net	14	—	—	—	—
Option exercise, net	34	—	216	—	216
Restricted stock issuances	315	—	1,696	—	1,696
Restricted stock forfeitures	(44)	—	(247)	—	(247)
Stock issued in public offering, net of expenses	8,500	9	84,577	—	84,586
Stock based compensation	—	—	1,605	—	1,605
Balance, September 30, 2017	49,796	$50	$421,730	$(125,700)	$296,080

The accompanying notes to the consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine months ended September 30,
	2017	2016
Net loss	$(24,712)	$(22,518)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock compensation	3,054	2,172
Depreciation and amortization expense	12,736	10,460
Impairment of Commercial Cyber Solutions goodwill	—	6,980
Non-cash interest expense	5,356	4,700
Gain on disposal of assets	—	(3,447)
Loss on sale of assets held for sale	—	3,568
Write-off of deferred financing costs	—	340
Deferred taxes	5,109	1,974
Changes in assets and liabilities, net of effects of acquisitions:
Receivables	2,329	11,113
Inventories, net	(3,582)	(1,165)
Prepaid expenses	(219)	(1,224)
Accounts payable	3,949	(3,071)
Accrued expenses	3,983	3,849
Other non-current assets/liabilities	(1,857)	(92)
Net cash provided by operating activities	6,146	13,639
Cash flows from investing activities:
Acquisitions, net of cash acquired	(236,091)	(2,504)
Purchases of property and equipment	(8,085)	(8,388)
Proceeds from sale of assets	—	16,226
Net cash (used in) provided by investing activities	(244,176)	5,334
Cash flows from financing activities:
Proceeds from stock issuance, net	84,586	—
Proceeds from issuance of term note	135,000	—
Repayment of term note	(1,688)	—
Issuance cost of term loan and revolving credit facility	(4,689)	—
Proceeds from revolver	10,000	—
Repayment of revolver	(10,000)	—
Proceeds from option and warrant exercises, net	216	2,305
Net cash provided by financing activities	213,425	2,305
Net (decrease) increase in cash and cash equivalents	(24,605)	21,278
Cash and cash equivalents at beginning of period	41,871	21,227
Cash and cash equivalents at end of period	$17,266	$42,505
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,622	$3,858
Cash paid for taxes	$15	$89

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

KeyW's solutions focus on Intelligence Community (IC) customers, including the National Security Agency (NSA), the National Geospatial Intelligence Agency (NGA), the Army Geospatial Center (AGC) and other agencies within the IC and Department of Defense (DoD). In addition, we provide products and services to U.S. federal, state and local law enforcement agencies, foreign governments and other entities in the Cyber and Counterterrorism markets. KeyW's acquisition of Sotera Holdings Inc., a Delaware corporation (Sotera) on April 4, 2017, provides new and enhanced access to agencies within the IC and DoD. Sotera adds high-priority new customer agencies to KeyW’s existing IC portfolio, including highly sought-after Federal Bureau of Investigation (FBI) and Department of Homeland Security (DHS) customers, and creates additional inroads at new areas of the DoD (e.g., Army Intelligence). We believe the combination of our advanced solutions, understanding of our customers’ mission; longstanding and successful customer relationships; operational capabilities; and highly skilled, cleared workforce will help expand our footprint in our core markets.

Principles of Consolidation
The condensed consolidated financial statements include the transactions of KeyW, Opco and their wholly owned subsidiaries from the date of their acquisition. All intercompany accounts and transactions have been eliminated.

Revenue Recognition
We derive the majority of our revenue from cost-plus-fixed-fee, cost-plus-award-fee, time-and-materials, and firm-fixed-price contracts.
Revenue from cost reimbursable contracts is recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost reimbursable contracts, we recognize the relevant

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as prior award experience and communications with the client regarding performance. For time-and-materials contracts, revenue is recognized based on billable rates times hours delivered plus materials and other reimbursable costs incurred. For firm-fixed-price service contracts, revenue is recognized using the proportional performance based on the estimated total costs of the project or percentage of completion. For fixed-price production contracts, revenue and cost are recognized at a rate per unit as the units are delivered or by other methods to measure services provided. This method of accounting requires estimating the total revenues and total contract costs of the contract. During the performance of contracts, these estimates are periodically reviewed and revisions are made as required. The impact on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances, has resulted in reduced profits or losses on such contracts. Estimated losses on contracts at completion are recognized when probable and reasonably estimable.
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

Inventories
Inventories are valued at the lower of cost or net realizable value. Our inventory consists of specialty products that we manufacture on a limited quantity basis for our customers. As of September 30, 2017 and December 31, 2016, we had an inventory reserve balance of $0.9 million and $0.6 million, respectively, for certain products where the market has not developed as expected.

Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. Invoice terms range from net 10 days to net 90 days. Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based on its assessment of the status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written-off through a charge to the valuation allowance and a credit to accounts receivable. For the nine months ended September 30, 2017 and 2016, there were no charges recorded to the valuation allowance.

Property and Equipment
All property and equipment are stated at acquisition cost or, in the case of self-constructed assets, the cost of labor and a reasonable allocation of overhead costs, (No general and administrative costs are included.) The cost of maintenance and repairs, which do not significantly improve or extend the life of the respective assets, are charged to operations as incurred.

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

Software Development Costs
Costs of internally developed software for resale are expensed until the technological feasibility of the software product has been established. In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), software development costs are capitalized and amortized over the product's estimated useful life. As of September 30, 2017 and December 31, 2016, capitalized software development costs were $2.1 million. Capitalized software development costs are amortized using the greater of the straight-line method or as a percentage of revenue recognized from the sale of the capitalized software. During the three months ended September 30, 2017 and 2016, the Company recorded related amortization of $0.1 million and zero, respectively. During the nine months ended September 30, 2017 and 2016, the Company recorded related amortization of $0.3 million and $0.4 million, respectively.

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

Goodwill
Purchase price in excess of the fair value of tangible assets and identifiable intangible assets acquired and liabilities assumed in a business combination is recorded as goodwill. The Company tests for impairment at least annually, during the beginning of the fourth quarter, or more frequently if impairment indicators arise. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit.

At out election we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on our review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative impairment test to identify goodwill impairment and measure the amount of goodwill impairment loss to be recognized (if any) by comparing the fair value of a reporting unit with its carrying amount, using a combination of income and market approaches. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. As a result of the adoption of Accounting Standards Update (ASU) 2017-04, Intangibles - Goodwill and Other, if we determine the that goodwill is impaired we are no longer required to compare the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill, which is commonly referred to as Step 2.

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

We routinely review goodwill at the reporting unit level for potential impairment as part of our internal control framework. We evaluated our reporting unit to determine if a triggering event has occurred. As of September 30, 2017, the Company concluded that there were no indicators of impairment that would cause us to believe that it is more likely than not that the fair value of any such reporting unit is less than the carrying value. Accordingly, a detailed impairment test has not been performed and no goodwill impairment charges were recorded in connection with the interim impairment reviews of any such reporting units.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

As further described in Note 2 - Acquisitions, during the second quarter of 2017, the company completed the acquisition of Sotera. The goodwill related to the Sotera acquisition represents all the 2017 additions to goodwill. A summary of the changes to goodwill is as follows (in thousands):

Goodwill as of January 1, 2017	$290,710
Acquisition	201,289
Goodwill as of September 30, 2017	$491,999

Intangibles
Acquired intangible assets with finite lives consist primarily of the value of customer-related intangibles acquired in various acquisitions. Acquired intangible assets with finite lives are amortized using the method that best reflects how their economic benefits are utilized or, if a pattern of economic benefits cannot be reliably determined, on a straight-line basis over their estimated useful lives. The useful lives of the intangibles range from one to 16 years.

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

Research and Development
Internally funded research and development costs are expensed as incurred and are included in operating expenses in the accompanying condensed consolidated statement of operations. In accordance with FASB ASC Topic 730, Research and Development, such costs consist primarily of payroll, materials, subcontractor and an allocation of overhead costs related to product development. Research and development costs totaled $0.6 million and $1.2 million for the three months ended September 30, 2017 and 2016, respectively. Research and development costs totaled $3.0 million and $3.3 million for the nine months ended September 30, 2017 and 2016, respectively.

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax liability or benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax obligations or benefits and subsequent adjustments as considered appropriate by management. The Company's policy is to record interest and penalties as an increase in the liability for uncertain tax obligations or benefits and a corresponding increase to the income tax provision. No such adjustments were recorded during the nine months ended September 30, 2017 or 2016.

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
The following table presents the calculation of basic and diluted net loss per share (in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net (loss) income from continuing operations	$(4,156)	$3,504	$(24,712)	$4,978
Loss on discontinued operations	—	(1,040)	—	(27,496)
Net loss	$(4,156)	$2,464	$(24,712)	$(22,518)
Weighted average shares – basic	49,771	40,955	48,627	40,368
Effect of dilutive potential common shares	—	351	—	563
Weighted average shares – diluted	49,771	41,306	48,627	40,931

Net (loss) income per share from continuing operations – basic	$(0.08)	$0.09	$(0.51)	$0.12
Net loss per share from discontinued operations – basic	—	(0.03)	—	(0.68)
Net loss per share – basic	$(0.08)	$0.06	$(0.51)	$(0.56)
Net (loss) Income per share from Continuing Operations – diluted	$(0.08)	$0.09	$(0.51)	$0.12
Net loss per share from discontinued operations – diluted	—	(0.03)	—	(0.67)
Net loss per share – diluted	$(0.08)	$0.06	$(0.51)	$(0.55)
Anti-dilutive share-based awards, excluded	2,359	1,905	2,120	1,808
Employee equity share options, restricted shares and warrants granted by the Company are treated as potential common shares outstanding in computing diluted earnings (loss) per share. Diluted shares outstanding include the dilutive effect of in-the-money options and in-the-money warrants and unvested restricted stock. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury-stock method, the amount the employee must pay for exercising stock options and the amount of compensation cost for future service that the Company has not yet recognized are collectively assumed to be used to repurchase shares. As the Company incurred a net loss from continuing operations for the three and nine months ended September 30, 2017, none of the outstanding dilutive share-based awards were included in the diluted share calculation for those periods as they would have been anti-dilutive.
The Company uses the if-converted method for calculating any potential dilutive effect of the conversion spread of our Convertible Senior Notes due 2019 (the Notes) on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share of common stock when the average market price of our common stock for a given period exceeds the Notes' conversion price of $14.83. For the three and nine months ended September 30, 2017, 10.1 million shares related to the Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the conversion price of the Notes exceeded the average market price of the Company’s common shares for the three and nine months ended September 30, 2017.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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
Expected Term of the Share-based Awards — This is the period that the share-based awards granted are expected to remain unexercised. The Company estimates the expected life of the share-based award term based on the expected tenure of employees and historical experience.
Segment Reporting
FASB ASC Section 280, Segment Reporting, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. The guidance also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company defines its reportable segments based on the way the chief operating decision maker ("CODM"), currently its chief executive officer, manages the operations of the Company for allocating resources and assessing performance. The Company had historically operated two segments, Government Solutions and Commercial Cyber Solutions. The Company disposed of the assets and liabilities of its Commercial Cyber Solutions during the second quarter of 2016, see Note 12 - Businesses Held for Sale, Discontinued Operations and Dispositions. Therefore, the Company has also reclassified the results of its Hexis business, which comprised the entire Commercial Cyber Solutions reportable segment, as discontinued operations for all periods presented in its consolidated financial statements. As a result of the acquisition of Sotera during the second quarter of 2017, there was no change in operating or reporting segments. The Company conducts business as one operating and reporting segment.

Recently Adopted Accounting Pronouncements
In November 2015, the FASB issued ASU 2015-17, Income Taxes, amending the accounting for income taxes and requiring all deferred tax assets and liabilities to be classified as non-current on the condensed consolidated balance sheet. The ASU is effective for reporting periods beginning after December 15, 2016. The Company adopted ASU 2015-17 as of January 1, 2017 on a retrospective basis and as of December 31, 2016, reclassified $1.2 million current deferred tax liability to non-current deferred tax liability on our condensed consolidated balance sheets.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 to Topic 718, Compensation - Stock Compensation, simplified several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements as well as classification in the statements of cash flows. The amendments in the new standard are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU 2016-09 in the first quarter of 2017 and it did not impact its condensed consolidated financial statements. The adoption of ASU 2016-09 impacted our accounting policies as follows: (1) Excess tax benefits and tax deficiencies related to share-based payment awards are recognized prospectively as part of the income tax provision in the Condensed Consolidated Statements of Operations. (2) Excess tax benefits related to share-based payment awards are classified in operating activities in the Condensed Consolidated Statements of Cash Flows. We applied this provision on a retrospective basis. (3) The Company elected to account for forfeitures related to share-based awards when they occur and have applied the accounting policy change on a modified retrospective basis, as required by ASU 2016-09.

There were no impacts on our condensed consolidated financial statements resulting from our early adoption in the first quarter of 2017 of the following accounting pronouncements: (i) ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

The new standard is effective for interim and annual periods beginning on or after December 15, 2017. The guidance permits the use of either a full retrospective or modified retrospective transition method. The Company will adopt the requirements of the new standard effective January 1, 2018 and will use the modified retrospective transition method with the cumulative effect to the opening balance of retained earnings recognized as of the date of initial adoption.

The Company has completed its preliminary assessment of the new standard based on its existing contracts and believes that, for the majority of its long-term contracts, the Company will continue to recognize revenue over time as the work progresses because of the continuous transfer of control to the customer, generally using an input measure (e.g., cost incurred) to reflect progress. The Company currently believes that the timing of recognizing revenue for long-term contracts with customers will not change significantly.

The Company generates the majority of its revenue from cost-plus-fixed-fee, cost-plus-award-fee, time-and-materials, and firm-fixed-price contracts. Currently, the Company recognizes revenue for cost reimbursable contracts as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For time-and-materials contracts, revenue is recognized based on billable rates times hours delivered plus materials and other reimbursable costs incurred. When the Company adopts the new standard, the Company will continue to use metrics such as time and cost expended to measure its progress toward completion of performance obligations for cost reimbursable and time-and-materials contracts and does not expect a significant change in the amount or timing of revenue recognized. When applicable, the Company plans to use the invoice practical expedient when available for cost reimbursable contracts where progress to completion is estimated using an output method. That practical expedient provides that, if the Company has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date the Company may recognize revenue in the amount to which it has a right to invoice.

The majority of the Company’s firm-fixed price contracts are for the delivery of goods for which the performance obligations are satisfied and revenue is recognized at a point in time, typically upon delivery of goods. For firm-fixed-price service contracts, revenue is recognized using the proportional performance based on the estimated total costs of the project. For fixed-price production contracts, revenue and cost are recognized at a rate per unit as the units are delivered or by other methods to measure services provided such as the passage of time or completion of contract milestones. Under the new standard, the Company will continue to use these methods to measure its progress toward complete satisfaction of its performance obligations under these contracts.

For performance-based fees under cost reimbursable contracts, the Company recognizes the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as prior award experience and communications with the client regarding performance. Under the new standard, the Company will estimate the variable consideration to include in the transaction price using the expected value method or the most likely amount method, depending on which method best predicts the amount of consideration to which the Company will be entitled. The Company will continue to use factors such as prior award experience and communications with the customer regarding performance to estimate the performance fees. Therefore, the Company does not expect a significant change in its estimation process upon adoption of the new standard.

The Company expects that it might identify a different number of performance obligations under the new standard compared to deliverables under the existing requirements. However, based on the timing of completing these performance obligations, the Company does not expect this change to have a material quantitative effect on its revenue.

The new standard requires disclosure of quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company expects to expand its existing revenue disclosure upon adoption of the new standard to meet this requirement. The Company has identified and is implementing changes to its business processes, systems and controls to support adoption of the new standard in 2018.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

2. ACQUISITIONS

On April 4, 2017, the Company's wholly owned operating company, Opco, completed the merger (the “Merger”) of Sandpiper Acquisition Corporation, a wholly owned subsidiary of Opco, with and into Sotera, with Sotera surviving the Merger as a wholly-owned subsidiary of Opco. The purchase consideration net of cash acquired, for the acquisition of Sotera was $236.1 million. The acquisition of Sotera was completed as an all-cash transaction.

The Company acquired Sotera to diversify its portfolio and provide new and enhanced access to agencies within the IC and DoD. Sotera adds high-priority new customer agencies to KeyW’s existing IC portfolio, including highly sought-after FBI and DHS customers, and created additional inroads at new areas of the DoD (e.g., Army Intelligence). Sotera adds significant scale, helping to create a unique, IC-focused provider. Sotera adds complementary capabilities to KeyW’s existing suite in agile software and solution development, cyber security and data analytics. In addition, the combined company offers customers advanced emerging technologies focused on machine learning and big data solutions. Sotera adds access to a large portfolio of prime contracts and indefinite delivery indefinite quantity vehicles, which expands KeyW’s overall presence in the IC and DoD. The combined contract portfolio provides the opportunity to sell both KeyW and Sotera capabilities to new and existing customers, serving as a platform intended to drive future growth.

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

Due to the complexity of the acquisition of Sotera, the Company recorded the assets acquired and liabilities assumed at their preliminary estimated fair values. As of September 30, 2017, the Company had not finalized the determination of the fair values allocated to various assets and liabilities, including, but not limited to, receivables; deferred revenue; intangible assets and the residual amount allocated to goodwill.

The goodwill primarily represents the acquiring of an assembled workforce of cleared personnel to expand our presence with new and existing customers. The value of having that assembled workforce generated the majority of the goodwill from the acquisition

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

Related to the acquisition of Sotera, during the nine months ended September 30, 2017, the Company incurred $4.3 million of acquisition related expenses. In connection with the integration of Sotera, during the three and nine months ended September 30, 2017, the Company incurred $2.4 million and $12.6 million of integration related expenses, respectively. Acquisition and integration related expenses have been recorded as part of operating expenses.

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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(unaudited and in thousands)
Revenues	$122,394	$136,699	$376,653	$411,614
Net (loss) income from continuing operations	(4,156)	3,980	(30,584)	5,792

The Sotera acquisition was accounted for using the acquisition method of accounting. Results of operations were included in the condensed consolidated financial statements from the date of acquisition.

Other Acquisition Related Activity

During the second quarter of 2016, in conjunction with the Milestone Intelligence Group acquisition earn out, the Company issued 129,530 shares of KeyW common stock with an approximate value of $1 million.

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

At September 30, 2017, the Company did not have any assets or liabilities measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques.

4. RECEIVABLES

Receivables consist of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Receivables
Billed	$32,585	$29,861
Unbilled	49,022	13,280
Total Receivables	$81,607	$43,141

Unbilled amounts represent revenue recognized that could not be billed by the period end based on contract terms. Retainages typically exist at the end of a project and/or if there is a disputed item on an invoice received by a customer. At September 30, 2017 and December 31, 2016, retained amounts are insignificant and are expected to be collected subsequent to the balance sheet date.
Most of the Company's revenues are derived from contracts with the U.S. Government, in which it is either the prime contractor or a subcontractor, depending on the award.

5. INVENTORIES

Inventories at September 30, 2017 and December 31, 2016, consist of work in process at various stages of production and finished goods. This inventory, which consists primarily of mobile communications devices, aeroptic cameras and radars, are valued at the lower of cost (as calculated using the weighted-average method) or net realizable value. The cost of the work in process consists of materials put into production, the cost of labor and an allocation of overhead costs. At September 30, 2017 and December 31, 2016, the Company had an inventory reserve balance of $0.9 million and $0.6 million, respectively, for certain products where the market has not developed as expected.

6. PREPAID EXPENSES

Prepaid expenses at September 30, 2017 and December 31, 2016, primarily consist of prepaid insurance and software licenses.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

7. PROPERTY AND EQUIPMENT

Property and equipment, net, including the fair value of those acquired through the acquisition of Sotera are as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Property and equipment
Aircraft	$28,239	$25,425
Leasehold improvements	26,836	23,289
Manufacturing equipment	6,382	5,887
Software development costs	2,132	2,132
Office equipment	16,033	13,312
Total	79,622	70,045
Accumulated depreciation	(35,588)	(29,430)
Property and equipment, net	$44,034	$40,615

Depreciation expense charged to operations was $2.5 million and $1.5 million for the three months ended September 30, 2017 and 2016, respectively. Depreciation expense charged to operations was $6.2 million and $5.0 million for the nine months ended September 30, 2017 and 2016, respectively.

8. INTANGIBLE ASSETS

Information regarding our purchased intangible assets including the preliminary fair values of those acquired through the acquisition of Sotera is included in the following table. Intangible assets that have been fully amortized as of the balance sheet date have not been included in the table below. During the third quarter of 2017, customer relationships and contracts of $20.9 million became fully amortized and are not included in the table below.

	September 30, 2017
Intangible	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)

Customer relationships and contracts	$29,373	$(6,305)	$23,068
Software technology and other	2,162	(480)	1,682
Total intangible assets	$31,535	$(6,785)	$24,750

The Company recorded amortization expense of $2.4 million and $1.5 million for the three months ended September 30, 2017 and 2016, respectively. The Company recorded amortization expense of $6.6 million and $4.5 million for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, expected amortization expense relating to purchased intangible assets was as follows:

Fiscal Year Ending
(in thousands)
2017 (remainder of year)	$1,414
2018	4,691
2019	3,972
2020	3,159
2021	2,519
2022 and thereafter	8,995
$24,750

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

9. DEBT

2017 Credit Facility
On April 4, 2017, Opco entered into (a) a $135 million term loan facility (the “2017 Term Loan Facility”) and (b) a $50 million revolving credit facility (the “2017 Revolving Loan Facility”) collectively (the “2017 Credit Facility”), the terms of which are set forth in a Credit Agreement (the “2017 Credit Agreement”) dated as of April 4, 2017 (the “Closing Date”), by and among Opco, as borrower, the Company, the several lenders party thereto, Royal Bank of Canada (“RBC”), as administrative agent and collateral agent (the “Agent”), and RBC Capital Markets, as lead arranger and bookrunner. Subject to the terms and conditions of the 2017 Credit Agreement, on April 4, 2017, Opco borrowed an aggregate of $135 million under the 2017 Term Loan Facility (the “Term Loan Proceeds”) and an aggregate of $10 million under the 2017 Revolving Loan Facility (the “Revolver Proceeds”).

Use of Proceeds
The Term Loan Proceeds were used (i) to pay, directly or indirectly, the purchase price of our previously announced acquisition of Sotera; (ii) to refinance, repay or terminate, including discharging and releasing all security and guaranties in respect of, and the termination and unwinding of any interest rate hedging agreements in connection therewith, certain of our and Sotera’s and its subsidiaries’ existing third party indebtedness for borrowed money (the “Refinancing”); and (iii) to pay related transaction fees and expenses.

The Revolver Proceeds were used to fund upfront fees required to be paid on the Closing Date and subsequently the Revolver Proceeds have been repaid in full. The proceeds of any borrowings under the Revolving Credit Facility made after the Closing Date will be available for any purpose not prohibited by the terms of the 2017 Credit Agreement.

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

Base Rate Loans will accrue interest, for any interest period, at (a) a base rate per annum equal to the highest of (i) the Federal funds rate plus 1/2 of 1%; (ii) the prime commercial lending rate announced by the Royal Bank of Canada from time to time as its prime lending rate; and (iii) the Eurodollar Rate for a one month interest period plus 1.00%, plus (b) an applicable margin of 2.75%.

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

Certain Covenants and Events of Default
The 2017 Credit Agreement contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, investments and transactions with affiliates. The 2017 Credit Agreement contains two financial covenants: (i) a maximum total

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

leverage ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization and other adjustments described in the Credit Agreement (“consolidated EBITDA”) for the trailing four consecutive quarters of (a) 5.50 to 1.00 for any period ending on or prior to June 30, 2017; (b) 5.00 to 1.00 for any period thereafter ending on or prior to December 31, 2019; and (c) 4.50 to 1.00 for each fiscal quarter thereafter; and (ii) a minimum interest coverage ratio of consolidated EBITDA to consolidated interest expense for the trailing four consecutive quarters of 3.00 to 1.00.

The 2017 Credit Agreement includes customary events of default that include, among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, Employee Retirement Income Security Act of 1974 (ERISA) defaults and a change of control default. The occurrence of an event of default could result in the acceleration of the obligations under the 2017 Credit Agreement and cross-default our other indebtedness.

At September 30, 2017, the Company was in compliance with all of its debt covenants under the 2017 Credit Agreement.

Security
The Company's obligations under the 2017 Credit Agreement are secured by a pledge of substantially all of its and each other guarantors’ assets, including a pledge of the equity interests in certain of Opco’s domestic and first-tier foreign subsidiaries, subject to customary exceptions.

In connection with the issuance of the 2017 Credit Facility the Company incurred approximately $5.0 million of debt issuance costs. The Company is amortizing the deferred financing costs over the contractual term of the 2017 Credit Facility using the effective-interest method. During the three months ended September 30, 2017, the Company recognized $2.1 million of interest expense related to the 2017 Credit Facility, which included $0.2 million relating to amortization of deferred financing costs. During the nine months ended September 30, 2017, the Company recognized $4.5 million of interest expense related to the 2017 Credit Facility, which included $0.5 million relating to amortization of deferred financing costs.

As of September 30, 2017, the Company had $133.3 million outstanding under the 2017 Term Loan Facility and zero outstanding under the 2017 Revolving Credit Facility. The carrying value of the term loan and the revolver approximate their fair value. Our availability under the revolving portion of the 2017 Credit Facility was $50 million as of September 30, 2017.

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

As of September 30, 2017, the outstanding principal of the Notes was $149.5 million, the unamortized debt discount was $10.5 million, the unamortized deferred financing costs were $1.7 million and the carrying amount of the liability component was $137.3 million, which was recorded as long-term debt within the Company’s condensed consolidated balance sheet. As of September 30, 2017, the fair value of the liability component relating to the Notes, based on a market approach, was approximately $139.4 million and represents a Level 2 valuation.

During the three months ended September 30, 2017, the Company recognized $2.6 million of interest expense related to the Notes, which included $1.4 million for non-cash interest expense relating to the debt discount and $0.2 million relating to amortization of deferred financing costs. During the three months ended September 30, 2016, the Company recognized $2.5 million of interest expense related to the Notes, which included $1.3 million for non-cash interest expense relating to the debt discount and $0.2 million relating to amortization of deferred financing costs. During the nine months ended September 30, 2017, the Company recognized $7.7 million of interest expense related to the Notes, which included $4.2 million for non-cash interest expense relating to the debt discount and $0.7 million relating to amortization of deferred financing costs. During the nine months ended September 30, 2016, the Company recognized $7.5 million of interest expense relating to the Notes, which included $4.0 million for non-cash interest expense relating to the debt discount and $0.7 million relating to amortization of deferred financing costs.

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

Debt Summary
As of September 30, 2017, the composition of the Company's debt was as follows (in thousands):

Convertible notes	$149,500
Term loan	133,313
Revolver	—
Total debt	282,813
Less: current portion of term loan	(6,750)
Less: current revolver	—
Less: unamortized original issue discount costs and financing fees	(16,647)
Long-term debt	$259,416
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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

10. SHARE-BASED COMPENSATION

At September 30, 2017, KeyW had stock-based compensation awards outstanding under the following plans: The 2008 Stock Incentive Plan ("2008 Plan"), The 2009 Stock Incentive Plan ("2009 Plan") and The Amended and Restated 2013 Stock Incentive Plan ("2013 Plan").

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

2013 Stock Incentive Plan
Total equity available to issue	2,700,000
Total equity outstanding or exercised	1,753,005
Total equity remaining for future grants	946,995

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

Stock Options
No stock options were granted during the nine months ended September 30, 2017. Historically the Company has issued stock option awards that vest over varying periods, ranging from three to five years, and have a 10-year life. The Company estimated the fair value of stock options using the Black-Scholes option-pricing model. All stock options were issued with an exercise price at market value or higher based upon our publicly traded share price on the date of grant. All option awards terminate within 90 days or sooner after termination of service with the Company, except as provided in certain circumstances under our senior executive employment agreements.

A summary of stock option activity for the period ended September 30, 2017 is as follows:

	Number of Shares	Option Exercise Price	Weighted Average Exercise Price
Options Outstanding January 1, 2017	1,236,222
Granted	—	—	—
Exercised	(33,862)	$5.00 - $10.00	$6.39
Cancelled	(254,750)	$5.50 - $17.11	$13.81
Options Outstanding September 30, 2017	947,610

As of September 30, 2017, outstanding stock options were as follows:

Exercise Price	Options Outstanding	Intrinsic Value	Options Vested	Intrinsic Value	Weighted Average Remaining Life (Years)
$5.00 – $5.50	237,650	$526,767	237,650	$526,767	1.87
$6.90 – $7.66	182,136	32,519	182,136	32,519	4.32
$7.96 – $9.25	146,426	—	146,426	—	3.38
$9.50 - $11.67	100,100	—	100,100	—	4.47
$11.99 - $12.97	113,024	—	113,024	—	4.71
$13.00 - $14.33	71,024	—	71,024	—	4.99
$14.88 - $17.11	97,250	—	97,250	—	6.31
	947,610	$559,286	947,610	$559,286

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Restricted Stock Awards
During the first nine months of 2017, the Company issued 196,201 shares of restricted common stock as part of employee incentive plans and to new hires. The Company issued 8,518 shares of restricted common stock to a board member, 100,000 shares of restricted common stock to new employees and 87,683 shares of restricted common stock to existing employees as discretionary awards. Of the shares issued to new hires, 20,000 shares were issued as a retention incentive inducement to four Sotera employees. The Company entered into employment agreements with the four Sotera employees. The employment agreements provided for grants of inducement equity awards outside of the 2013 Plan, in accordance with NASDAQ Listing Rule 5635(c)(4) upon commencement of their employment.

The expense for these shares will be recognized over the vesting life of each individual tranche of shares based upon the fair value of a share of stock at the date of grant. All of the above shares cliff vest after three years, except for the shares issued to our board member, the four Sotera employees and 68,333 discretionary shares. The shares granted to our board member vest 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date; the shares granted to the Sotera employees vest on the first anniversary of the grant date; and the discretionary shares vest 1/3 on the first, second and third anniversaries of the grant date.

The following table summarizes the activities for our unvested restricted stock awards for the nine months ended September 30, 2017:

Unvested Shares
Outstanding January 1, 2017	646,378
Granted	196,201
Vested	(214,781)
Cancelled	(43,775)
Outstanding September 30, 2017	584,023

Restricted Stock Units
The following table summarizes the activities for our unvested restricted stock units for the nine months ended September 30, 2017:

Unvested Units
Outstanding January 1, 2017	122,294
Granted	—
Vested	(118,326)
Cancelled	(3,968)
Outstanding September 30, 2017	—

Long-Term Incentive Share Rights
During the first nine months of 2017, the Company granted 500,000 Long-Term Incentive Shares. 300,000 shares were granted outside of the 2013 Plan to new hires, in accordance with NASDAQ Listing Rule 5635(c)(4) upon commencement of their employment. The remaining 200,000 shares were granted to four Sotera employees. The Company entered into employment agreements with the four Sotera employees. The employment agreements provided for grants of inducement equity awards outside of the 2013 Plan, in accordance with NASDAQ Listing Rule 5635(c)(4) upon commencement of their employment.

The granting and vesting of the Long-Term Incentive Shares will be contingent upon the employees continued employment with KeyW, subject to acceleration upon certain events. The Company measured the fair value of the Long-Term Incentive Share grants using a Monte Carlo simulation approach with the following assumptions: risk-free interest rate ranging between 1.78% and 1.89%, expected volatility ranging between 51.76% and 51.91% and dividend yield of 0%. The grant-date fair value of these long-term incentive shares is $2.2 million. The expense for these grants will be recognized over the requisite service period of each individual tranche, which have weighted average requisite service periods ranging from 2.5 years and 2.6 years.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

The following table summarizes the activities for our Long-Term Incentive Share rights for the nine months ended September 30, 2017:

Unvested Long-Term Incentive Shares
Outstanding January 1, 2017	1,440,000
Granted	500,000
Cancelled	(205,000)
Outstanding September 30, 2017	1,735,000

These rights consist of five vesting tranches, which Long-Term incentive Shares will be awarded at any time prior to the fifth anniversary of the rights' commencement dates if the closing market price of the Company’s common stock over any 30 consecutive trading days is at or greater than the target price set forth in the table below.

Target Price Per Share	Long-Term Incentive Shares
$13.00	216,875
$16.00	216,875
$20.00	433,750
$25.00	433,750
$30.00	433,750

All stock-based compensation has been recorded as part of operating expenses. The Company recorded total stock compensation expense of $1.0 million and $1.0 million for the three months ended September 30, 2017 and 2016, respectively. The Company recorded total stock compensation expense of $3.1 million and $2.2 million for the nine months ended September 30, 2017 and 2016, respectively. The total unrecognized stock compensation expense at September 30, 2017, is approximately $8.0 million, which is expected to be recognized over a weighted average period of 2.1 years.

11. WARRANTS

During the nine months ended September 30, 2017, warrant holders exercised 100,000 warrants and 60,000 warrants expired. Under our warrant agreements, warrants may be exercised in a cashless transaction based on the average price of the Company's common stock for the five days prior to exercise. Under this methodology, the warrants exercised were exchanged for 13,773 shares of the Company's common stock.

As of September 30, 2017, outstanding warrants were as follows:

Exercise Price	Warrants Outstanding	Warrants Vested	Remaining Life (Years)
$12.65	158,116	158,116	2.16

12. BUSINESSES HELD FOR SALE, DISCONTINUED OPERATIONS AND DISPOSITIONS

Dispositions - Discontinued Operations
During the first quarter of fiscal year 2016, the Company committed to a plan to sell the Hexis business in its entirety. The Hexis business marketed the Company's HawkEye products and related maintenance and services to the commercial cyber sector and comprised the entire former Commercial Cyber Solutions reportable segment. During the second quarter of 2016, the sale of the Hexis Cyber Solutions product lines resulted in a pre-tax loss of approximately $5.5 million. This loss reflects the difference between the consideration received for Hexis and the net carrying value of the business less transaction costs.

From inception of the Hexis business through the Company's decision to sell the business, it had been a relatively new participant in the commercial cyber security market. Accordingly, the Hexis business had historically required a significant amount of investment of the Company's resources. The business has historically incurred losses and was expected to continue to incur losses until it gained sufficient traction within the marketplace. Following completion of the sale of the Hexis business, the Company no longer offers or markets any products or services to the commercial cyber security market and does not intend to make similar investments in the development of commercial cyber security products. After consideration of these factors, management concluded that its decision to sell the Hexis business constitutes a strategic shift that is expected to have a major effect on its operations and financial results. Therefore, the Company also reclassified the results of its Hexis business, which comprised its entire Commercial

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Cyber Solutions reportable segment, as discontinued operations for all periods presented in its consolidated financial statements. The results of the Company's Commercial Cyber Solutions segment previously included the allocation of certain general corporate costs, which we have reallocated to the remaining continuing operations on a retrospective basis.
The following table summarizes the aggregate carrying amounts of the major classes of Hexis assets and liabilities included in discontinued operations as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Receivables	$—	$3,000

Accounts payable and other accrued expenses	$—	$1,185

The following table provides a summary of the operating results of Hexis, which is reflected as discontinued operations for the nine months ended September 30, 2017 and 2016 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue	$—	$16	$—	$2,894
Cost of revenue	—	194	—	1,881
Operating expenses	—	866	—	16,133
Impairment of goodwill	—	—	—	6,980
Intangible amortization expense	—	—	—	381
Loss on disposal of Hexis	—	—	—	5,509
Loss before income taxes from discontinued operations	—	(1,044)	—	(27,990)
Income tax benefit, net on discontinued operations	—	(4)	—	(494)
Loss on discontinued operations	$—	$(1,040)	$—	$(27,496)

The following table presents the operating and investing cash flows of the discontinued Hexis business for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine months ended September 30,
	2017	2016
Non-cash operating items
Depreciation and amortization expense	$—	$1,016
Impairment of Commercial Cyber Solutions Goodwill	—	6,980
Loss recognized on classification as held for sale	—	3,568
Cash flows from investing activities
Purchases of property and equipment	—	(417)
Proceeds from Hexis asset divestiture	$—	$5,000

Other Dispositions
In March 2016, the Company completed the sale of its SETA business to Quantech Services, Inc. for approximately $11.2 million in cash. The SETA business was not deemed an individually significant component of the Company. The sale of SETA eliminated KeyW’s organizational conflicts of interest at two key government agencies and will allow the Company to focus 100% on technology development opportunities across the Intelligence Community. However, the sale of SETA did not represent a strategic shift that will have a major effect on operations and financial results and, accordingly, the business historical results and the gain on sale were classified within continuing operations on the Company's condensed consolidated statements of operations.

In connection with the sale of SETA, KeyW recognized a pre-tax gain of approximately $3.0 million. This gain was reported within non-operating expense, net, on the condensed consolidated statement of operations and reflects the difference between the consideration received for SETA and the net carrying value of the business less transaction costs. The net carrying value of the

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

SETA business included approximately $7.2 million of goodwill that, in accordance with ASC 350, was allocated to the business based upon the relative fair values of SETA and the overall Government Solutions reporting unit within which the SETA business historically had been reported.

13. INCOME TAXES

The Company has historically measured its quarterly provision for income taxes using an estimated annual effective tax rate, subsequently adjusted for discrete items that occur within the quarter. The Company used a discrete effective tax rate method during the second and third quarter of 2017, as the historical method would not have provided a reliable estimate for the quarters. The provision for income taxes for continuing operations for the three months ended September 30, 2017 and 2016, was an expense of $2.0 million and a benefit of $1.9 million, respectively. The effective tax rate on income from continuing operations was negative 93.8% and 115.2% for the three months ended September 30, 2017 and 2016, respectively. The provision for income taxes for continuing operations for the nine months ended September 30, 2017 and 2016, was an expense of $5.1 million and $2.5 million, respectively. The effective tax rate on income from continuing operations was negative 26.2% and 33.4% for the nine months ended September 30, 2017 and 2016, respectively.

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

FORWARD-LOOKING STATEMENTS
The matters discussed in this Quarterly Report may constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, activity levels, performance or achievements to be materially different from any future results, activity levels, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “could”, “expect”, “estimate”, “may”, “potential”, “will”, and “would”, or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. There may be events in the future that we are not able to predict or control accurately, and numerous factors may cause events, our results of operations, financial performance, achievements, or industry performance, to differ materially from those reflected in the forward-looking statements. The factors listed in the section captioned “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 15, 2017, as well as any other cautionary language in this Quarterly Report, provide examples of such risks, uncertainties, and events. In addition, our acquisition of Sotera Defense Solutions (Sotera), completed on April 4, 2017, involves risks and uncertainties, including (i) the parties being unable to successfully implement integration strategies or realize the anticipated benefits of the acquisition, including the possibility that the expected synergies and cost reductions from the proposed acquisition will not be realized or will not be realized within the expected time period; (ii) the increased leverage and interest expense of the combined company and our ability to comply with debt covenants under our secured credit facility entered into on April 4, 2017; (iii) changes in future business conditions that could cause our goodwill, which will increase as a result of the Sotera acquisition, to become impaired, requiring substantial write-downs; (iv) areas of Sotera’s internal controls that may need to be remediated or improved; (v) general economic conditions and/or conditions affecting the parties’ current and prospective customers (vi) difficulties with, or delays in, the inability to achieve our revenue and adjusted EBITDA margin guidance for 2017, due to, among other things, unanticipated circumstances, trends or events affecting our financial performance; and (vii) other risk factors with respect to acquisitions contained in section captioned “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2016, and elsewhere in this report. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. Subsequent events and developments may cause our views to change. While we may elect to update the forward-looking statements at some point in the future, we specifically disclaim any obligation to do so.

DESCRIPTION OF THE COMPANY
We are a highly specialized provider of advanced engineering and technology solutions to support the collection, processing, analysis and dissemination of information across the full spectrum of the Intelligence, Cyber and Counterterrorism Communities’ missions. Our product and services solutions protect our nation and its allies, and are designed to meet the critical needs of agile intelligence and U.S. government national security priorities. Our core capabilities include advanced cyber operations and training; geospatial intelligence; cloud and data analytics; engineering; and intelligence analysis and operations. Our capabilities include a suite of Intelligence Surveillance and Reconnaissance (ISR) solutions deployed from an advanced sensor delivery platform, proprietary products-including electro-optical, hyperspectral and synthetic aperture radar sensors; and other products that we manufacture and integrate with hardware and software to meet unique and evolving intelligence mission requirements.

Our solutions focus on Intelligence Community (IC) customers, including the National Security Agency (NSA), the National Geospatial Intelligence Agency (NGA), the Army Geospatial Center (AGC) and other agencies within the IC and Department of Defense (DoD). In addition, we provide product and services solutions to U.S. federal, state and local law enforcement agencies-including the Federal Bureau of Investigation (FBI)-foreign governments and other entities in the Cyber and Counterterrorism markets. We believe the combination of our advanced solutions, understanding of our customers’ mission, longstanding and successful customer relationships, operational capabilities and highly skilled, cleared workforce will help expand our footprint in our core markets.

Our core capabilities address the missions of our customers, including:

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

•
We have achieved a Capabilities Maturity Model Integration (CMMI) Level III rating certifying that we have implemented best practices associated with integrated product and process development and supplier sourcing in the following areas:

◦	Real-time sensor control and fusion

◦	Data integration and correlation

◦	Communications management

◦	Cross-domain solutions

◦	Knowledge management

◦	Automated navigation systems and decision support systems

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

•
Our engineering skills and full lifecycle management capabilities support the design and integration of innovative and cost effective solutions that are durable, rugged, easily transported and have a low footprint.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

CONSOLIDATED OVERVIEW (In thousands)	Three months ended September 30, 2017	% of Revenue	Three months ended September 30, 2016	% of Revenue
Revenue	$122,394	100.0%	$72,111	100.0%
Cost of revenue	93,116	76.1%	48,312	67.0%
Operating expenses	24,408	19.9%	18,031	25.0%
Intangible amortization	2,431	2.0%	1,528	2.1%
Non-operating expense, net	4,583	3.7%	2,612	3.6%
Income tax expense, net on continuing operations	2,012	1.6%	(1,876)	(2.6)%
Loss on discontinued operations	—	—%	(1,040)	(1.4)%

Revenue increased by $50.3 million, or 69.8%, for the three months ended September 30, 2017, compared with the three months ended September 30, 2016. The revenue increase is primarily attributable to contracts acquired through the acquisition of Sotera.
Cost of revenue increased by $44.8 million, or 92.8% for the quarter ended September 30, 2017, compared with the quarter ended September 30, 2016. The increase in the cost of revenue was driven largely by the increase in revenue. The increase in cost of revenue as a percentage of total revenue resulted primarily from higher direct labor costs from the service solutions contracts acquired through the Sotera acquisition.
Operating expenses for the three months ended September 30, 2017, increased by $6.4 million and decreased as a percentage of revenue compared with the same period ended September 30, 2016. The increase in operating expenses is due primarily to the addition of Sotera to our financial results, as well acquisition-related and other expenses, partially offset by cost reductions and greater operational efficiencies within the combined organization.
Intangible amortization expense increased $0.9 million for the three months ended September 30, 2017, primarily because of additional amortization related to the Sotera acquisition.
Non-operating expense increased by $2.0 million for the quarter ended September 30, 2017 compared with the quarter ended September 30, 2016. The increase in non-operating expense was due primarily to higher interest expense related to borrowings under the Term Loan Facility and Revolving Loan Facility.

The effective tax rate of income from continuing operation was negative 93.8% and negative 115.2% for the three months ended September 30, 2017 and 2016, respectively. We have historically measured our quarterly provision for income taxes using an estimated annual effective tax rate, subsequently adjusted for discrete items that occur within the quarter. We used a discrete effective tax rate method during the third quarter of 2017, because the historical method would not have provided a reliable estimate for the quarter. If we continue under a full valuation allowance, we would expect to record tax expense in the next quarter of approximately $2.1 million. This expense relates to our inability to offset our deferred tax liability related to indefinite life intangibles against deferred tax assets for purposes of the valuation allowance. Management continues to review, on a quarterly basis, positive and negative evidence related to the valuation allowance. A change in evidence would impact tax expense in the period in which it occurred.

Loss on discontinued operations decreased by $1.0 million for the three months ended September 30, 2017, compared with the three months ended September 30, 2016. The decrease in loss was driven by the sale of Hexis Cyber Solutions product lines in the second quarter of 2016.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

CONSOLIDATED OVERVIEW (In thousands)	Nine months ended September 30, 2017	% of Revenue	Nine months ended September 30, 2016	% of Revenue
Revenue	$314,708	100.0%	$219,099	100.0%
Cost of revenue	235,186	74.7%	148,576	67.8%
Operating expenses	80,551	25.6%	51,815	23.6%
Intangible amortization	6,570	2.1%	4,463	2.0%
Non-operating expense, net	11,977	3.8%	6,776	3.1%
Income tax expense, net on continuing operations	5,136	1.6%	2,491	1.1%
Loss on discontinued operations	—	—%	(27,496)	(12.5)%

Revenue increased by $95.6 million, or 43.6%, for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. The revenue increase is primarily attributable to contracts acquired through the acquisition of Sotera, growth in our airborne ISR solutions, and higher advanced geospatial intelligence products and solutions sales, partially offset by the completion of certain solutions contracts and the divestiture of our systems engineering and technical assistance (SETA) business in the first quarter of 2016.
Cost of revenue increased by $86.6 million for the nine months ended September 30, 2017, compared with the period ended September 30, 2016. The increase in the cost of revenue was driven largely by the increase in revenue. The increase in cost of revenue as a percentage of total revenue was primarily due to the contracts acquired through the Sotera acquisition, increased costs related to the growth in our airborne ISR solutions, and the completion of certain higher-margin solutions contracts, as well as lower contract margins on a large follow-on services solutions program.
Our operating expenses for the nine months ended September 30, 2017, increased by $28.7 million and as a percentage of revenue compared to the same period ended September 30, 2016. The increase is due primarily to the addition of Sotera to our financial results from the closing of the Sotera acquisition on April 4, 2017, as well as $18.1 million of acquisition-related and other expenses, and higher stock-based compensation.
Intangible amortization expense increased $2.1 million for the nine months ended September 30, 2017, primarily because of additional amortization related to the Sotera acquisition.
Non-operating expense increased by $5.2 million for the nine months ended September 30, 2017, compared with the nine months ended September 30, 2016. The increase in non-operating expense was due primarily to higher interest expense related to borrowings under the Term Loan Facility and the Revolving Loan Facility, as well as the 2016 pre-tax gain related to the sale of our SETA business.

The effective tax rate on income from continuing operations was negative 26.2% and 33.4% for the nine months ended September 30, 2017 and 2016, respectively. We have historically measured our quarterly provision for income taxes using an estimated annual effective tax rate, subsequently adjusted for discrete items that occur within the quarter. We used a discrete effective tax rate method during the second and third quarters of 2017, because the historical method would not have provided a reliable estimate for the quarters. If we continue under a full valuation allowance, we would expect to record tax expense next quarter of approximately $2.1 million. This expense relates to our inability to offset our deferred tax liability related to indefinite life intangibles against deferred tax assets for purposes of the valuation allowance. Management continues to review, on a quarterly basis, positive and negative evidence related to the valuation allowance. A change in evidence would impact tax expense in the period in which it occurred.

Loss on discontinued operations decreased by $27.5 million for the nine months ended September 30, 2017, compared with the nine months ended September 30, 2016. The decrease in loss was driven by the sale of Hexis Cyber Solutions product lines in the second quarter of 2016.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents totaled $17.3 million at September 30, 2017. Our working capital, defined as current assets minus current liabilities, was $39.1 million, which represents a decrease of approximately $28.8 million from December 31, 2016. The decrease in working capital is primarily due to the use of assets for the acquisition and subsequent integration of Sotera. At

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

September 30, 2017, we were in compliance with all of our debt covenants under our 2017 Credit Facility.
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

Cash Flow from Operations
Operations provided approximately $6.1 million of cash during the nine months ended September 30, 2017, a decrease of $7.5 million when compared to the prior year. The decrease was primarily due to increased cash expenses related to the acquisition and integration of Sotera.

Cash Flow from Investing
On April 4, 2017, Opco completed the acquisition of Sotera in a $236.1 million, net of cash acquired, all-cash transaction. The Sotera acquisition was funded through a combination of cash on hand and through borrowings from the new credit facility, discussed below in Cash Flow from Financing.

Cash Flow from Financing
During the nine months ended September 30, 2017, we received $84.6 million of net proceeds from our January 2017 offering of common stock. Also on April 4, 2017, we entered into a $135 million term loan facility (the “2017 Term Loan Facility”) and a $50 million revolving credit facility (the “2017 Revolving Loan Facility”). At September 30, 2017, we had $133.3 million and zero outstanding under the 2017 Term Loan Facility and the 2017 Revolving Credit Facility, respectively.

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
The Notes are senior unsecured obligations of the Company and will rank equal in right of payment to all of the Company’s existing and future senior unsecured indebtedness. The Notes will be senior in right of payment to any existing or future indebtedness that is subordinated by its terms. The Notes are structurally subordinated to all liabilities of the Company’s subsidiaries and are effectively junior to the secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness.
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

Capped Call Transactions
During the third quarter of 2014 in conjunction with the issuance of the Notes, the Company paid approximately $18.4 million to enter into capped call transactions with respect to its common shares (the "Capped Call Transactions"), with certain financial institutions. The Capped Call Transactions generally are expected to reduce the potential dilution to the Company's common stock upon conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of any converted Notes, as the case may be, in the event that the market price of the common stock is greater than the strike price of the Capped Call Transactions, initially set at $14.83, with such reduction of potential dilution subject to a cap based on the cap price, which is initially set at $19.38. The strike price and cap price are subject to anti-dilution adjustments under the terms of the Capped Call Transactions.

The Capped Call Transactions are separate transactions entered into by and between the Company and the Counterparties and are not part of the terms of the Notes. Holders of the Notes will not have any rights with respect to Capped Call Transactions.
2017 Credit Facility
On April 4, 2017, Opco entered into (a) the $135 million 2017 Term Loan Facility and (b) the $50 million 2017 Revolving Credit Facility, the terms of which are set forth in a Credit Agreement (the “2017 Credit Agreement”), dated as of April 4, 2017 (the “Closing Date”), by and among Opco, as borrower, the Company, the several lenders party thereto, Royal Bank of Canada (“RBC”), as administrative agent and collateral agent (the “Agent”), and RBC Capital Markets, as lead arranger and bookrunner. The 2017 Credit Agreement replaced the 2014 Credit Agreement. Subject to the terms and conditions of the 2017 Credit Agreement, on April 4, 2017, Opco borrowed an aggregate of $135 million under the Term Loan Facility (the “Term Loan Proceeds”) and an aggregate of $10 million under the Revolving Loan Facility (the “Revolver Proceeds”).

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Maturity Dates
The 2017 Credit facility matures on the earlier of (i) the five-year anniversary of the Closing Date; and (ii) the date that is 180 days prior to the scheduled maturity date of the Company’s 2.50% convertible senior notes due 2019, unless such notes are converted into equity or otherwise repaid or refinanced.

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

Certain Covenants and Events of Default
The 2017 Credit Agreement contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, investments and transactions with affiliates. The 2017 Credit Agreement contains two financial covenants: (i) a maximum total leverage ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization and other adjustments described in the Credit Agreement (“consolidated EBITDA”) for the trailing four consecutive quarters of (a) 5.50 to 1.00 for any period ending on or prior to June 30, 2017; (b) 5.00 to 1.00 for any period thereafter ending on or prior to December 31, 2019; and (c) 4.50 to 1.00 for each fiscal quarter thereafter; and (ii) a minimum interest coverage ratio of consolidated EBITDA to consolidated interest expense for the trailing four consecutive quarters of 3:00 to 1:00.

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

At September 30, 2017, we were in compliance with all of our debt covenants under the 2017 Credit Agreement.

Security
Our obligations under the 2017 Credit Agreement are secured by a pledge of substantially all of our and each other guarantors’ assets, including a pledge of the equity interests in certain of Opco’s domestic and first-tier foreign subsidiaries, subject to customary exceptions.

2014 Revolving Credit Facility
In July 2014, the Company, as guarantor and certain of the Company's subsidiaries, entered into a senior secured credit agreement, (the "2014 Credit Agreement") with certain financial institutions. The 2014 Credit Agreement provided the Company a $42.5 million revolving credit facility (the "2014 Revolver"). In February 2016, the Company amended the 2014 Credit Agreement by adjusting the minimum cash interest coverage ratio covenant effective for the quarters ended December 31, 2015, and March 31, 2016 to 2.25:1.00 and 3.25:1.00, respectively, and increasing the applicable interest rates with respect to the 2014 Credit Agreement’s consolidated senior secured leverage ratio pricing tiers. The amendment permanently decreased the amount available under the revolver to $20.0 million. On April 4, 2017, the 2014 Credit Agreement was replaced by the 2017 Credit Agreement.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding our exposure to interest rates and foreign exchange rate risks.

Interest Rate Risk
Our exposure to market risk relates to changes in interest rates for borrowings under our 2017 Credit Facility. A hypothetical 1% increase in interest rates would have increased our interest expense by approximately $0.7 million for the nine months ended September 30, 2017, and likewise decreased our income and cash flows.

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

We have also conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, pursuant to Rule 13a-15 of the Exchange Act, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our CEO and CFO concluded that, because the material weakness in our internal control over financial reporting described above had not been fully remediated as of September 30, 2017, our disclosure controls and procedures were not effective as of September 30, 2017.
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

Management’s Plan for Remediation
Our management and Board of Directors are committed to the remediation of the identified material weakness as well as the continued improvement of our overall system of internal control over financial reporting. We are currently working to remediate the underlying causes of the control deficiencies that gave rise to the material weakness as follows:

•
We have enhanced our internal controls to include a control designed to prevent the improper application of revenue recognition on newly signed contracts and significant contract modifications. The control includes the utilization of a revenue recognition checklist that is documented and reviewed by management as part of the accounting department’s assessment of each new contract.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

•	We have included our contract specialists in management’s quarterly review of unique and complex revenue transactions.

•	We have enhanced the documentation evidencing our assessment of the proper application of GAAP for unique and complex transactions.

•
We are in the process of assessing our portfolio of contracts in order to adequately adopt new revenue recognition standards under ASC-606 guidance for adoption in FY 2018. As part of this assessment, management will design controls to prevent and detect misstatements that could arise from a transition to the new guidance.

As of September 30, 2017, management has evaluated the design of these controls and believes these controls are designed effectively. As we perform our interim testing, we may take additional measures or modify the remediation plan. We believe these measures will remediate the control deficiencies; however, the material weakness will not be considered remediated until management has concluded, through required testing, that these controls are operating effectively. Management's testing over the effectiveness of these controls is in process.

Changes in Internal Control over Financial Reporting
Except for the implementation of the remediation measures described above, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As of September 30, 2017, and the date of this filing, the Company is not party to any material on-going legal proceedings.

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

Our existing senior credit facility contains financial and operating covenants that limit our operations and could lead to adverse consequences if we fail to comply. Our credit facility contains financial and operating covenants that, among other things, require us to maintain or satisfy specified financial ratios (including total indebtedness to consolidated adjusted “EBITDA,” or “earnings before interest, taxes, depreciation, amortization, stock compensation and acquisition costs” ratios and an interest coverage ratio of consolidated EBITDA to consolidated interest expense); limit our ability to incur indebtedness, pay dividends or engage in certain significant business transactions; and require us to comply with a number of other affirmative and negative operating covenants. Failure to meet these financial and operating covenants could result from, among other things, changes in our results of operations, our incurrence of debt or changes in general economic conditions. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders, which could harm our business and operations. In addition, our credit facility contains several other material covenants, including a lien against substantially all of our assets (including receivables and a pledge of the equity interests of certain subsidiaries); limitations on incurring additional

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

debt; limitations on our ability to make acquisitions; a limitation on the payment of dividends; and restrictions on the sale, lease, or disposal of any substantial part of our assets, other than in the normal course of business, mandatory prepayments (subject to customary exceptions) from our net cash proceeds from certain asset sales or recovery events.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2017, 500,000 long-term incentive share rights and 20,000 restricted stock awards were granted to new hires outside of the 2013 Plan, in accordance with Section 4(2) of the Securities Act of 1933.

ITEM 6.    EXHIBITS

Exhibits – See Exhibit Index

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KEYW HOLDING CORPORATION

Date:	November 2, 2017	By:	/s/ William J. Weber
William J. Weber
President and Chief Executive Officer

Date:	November 2, 2017	By:	/s/ Michael J. Alber
Michael J. Alber
Executive Vice President and Chief Financial Officer

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Exhibit No.	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of the Company, as filed on October 6, 2010	(1)

3.2	Certificate of Correction of Articles of Amendment and Restatement	(2)

3.3	Amended and Restated Bylaws of the Company, effective as of August 13, 2014	(3)

4.1	Specimen of Common Stock Certificate	(4)

4.2	Indenture, dated July 21, 2014, between the Company and Wilmington Trust, National Association, as trustee	(5)

4.3	First Supplemental Indenture, dated July 21, 2014, between the Company and Wilmington Trust, National Association, as trustee	(5)

4.4	Form of 2.50% Convertible Senior Note due 2019 (incorporated by reference to Exhibit 4.2 hereto)	(5)

10.1	Amendment and Termination of Employment Agreement, dated as of September 15, 2017, by and between The KeyW Corporation and Michele Cook	(6)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	x

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	x

32.1*
Certification of the Chief Executive Officer and the Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
		x

101.INS**	XBRL Instance Document	x

101.SCH**	XBRL Taxonomy Extension Schema Document	x

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	x

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	x

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	x

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

x	Filed herewith.
(1)	Filed as Exhibit 3.1 to the Registrant's Form 10-K filed March 29, 2011, File No. 001-34891.
(2)	Filed as Exhibit 3.1 to the Registrant's Form 8-K filed July 15, 2014, File No. 001-34891.
(3)	Filed as Exhibit 3.1 to the Registrant's Form 8-K reporting under Items 5.02, 5.03, 5.07, filed August 15, 2014, File No. 001-34891.
(4)	Filed as Exhibit 4.1 to Pre-Effective Amendment No. 4 to the Registrant's Registration Statement on Form S-1, filed September 30, 2010, File No. 333-167608.
(5)	Filed as Exhibits 4.1 and 4.2 respectively to the Registrant’s Current Report on Form 8-K filed July 21, 2014, File No. 001-38491.
(6)	Filed as Exhibit 10.1 to the Registrant’s Form 8-K filed September 19, 2017.
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