Form 10-K
period 2017-12-31
KEYW HOLDING CORP
filed 2018-03-16
CIK 1487101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of June 30, 2017, was approximately $450.1 million.
There were 49,873,955 shares of our Common Stock ($0.001 par value), outstanding as of February 28, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference information from certain portions of the registrant's definitive proxy statement for the 2018 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.
A list of the Exhibits and Financial Statement Schedules in this Report on Form 10-K begins on page 47.

TABLE OF CONTENTS

Table of Contents
FORM 10-K
The KeyW Holding Corporation

i

PART I
INTRODUCTORY STATEMENT
The information contained in this Annual Report pertains to the registrant, The KeyW Holding Corporation (KeyW). References in this annual report to (KeyW), (the “Company), (Holdco), (we), (our) and (us) refer to the KeyW Holding Corporation and, unless the context otherwise requires, its subsidiaries. Holdco is a holding company and conducts its operations through The KeyW Corporation (Opco) and its wholly owned subsidiaries.
FORWARD-LOOKING STATEMENTS
The matters discussed in this Annual Report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, activity levels, performance, or achievements to be materially different from any future results, activity levels, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “could,” “expect,” “estimate,” “may,” “plan,” “potential,” “will,” “would,” “believe,” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. There may be events in the future that we are not able to predict or control accurately, and numerous factors may cause events, our results of operations, financial performance, achievements, or industry performance to differ materially from those reflected in the forward-looking statements. The factors listed in the section captioned “Risk Factors,” contained in this Annual Report, as well as any cautionary language in this Annual Report, provide examples of such risks, uncertainties, and events.
You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. Subsequent events and developments may cause our views to change. While we may elect to update the forward-looking statements at some point in the future, we specifically disclaim any obligation to do so.

Item 1.	BUSINESS
GENERAL OVERVIEW

KeyW is a provider of advanced engineering and technology solutions to support the collection, processing, analysis, and dissemination of information across the full spectrum of the intelligence, cyber, and counterterrorism communities’ missions. Our solutions protect our nation and its allies and are designed to meet the critical needs of agile intelligence and U.S. Government national security priorities. Our core capabilities include advanced cyber operations and training; geospatial intelligence; cloud and data analytics; engineering; and intelligence analysis and operations. Other KeyW offerings include a suite of Intelligence, Surveillance, and Reconnaissance (ISR) solutions deployed from an advanced sensor delivery platform, proprietary products-including electro-optical, hyperspectral, and synthetic aperture radar sensors-and other products that we manufacture and integrate with hardware and software to meet unique and evolving intelligence mission requirements.

KeyW’s solutions focus on Intelligence Community (IC) customers, including the National Security Agency (NSA), the National Geospatial-Intelligence Agency (NGA), and other agencies within the IC and Department of Defense (DoD). In addition, we provide products and services to U.S. federal, state, and local law enforcement agencies; foreign governments; and other entities in the cyber and counterterrorism markets. KeyW’s acquisition of Sotera Holdings Inc., a Delaware corporation and its wholly owned subsidiary Sotera Defense Solutions Inc., a Delaware corporation (Sotera), on April 4, 2017, added high-priority new customer agencies to KeyW’s existing IC portfolio, including Federal Bureau of Investigation (FBI) and Department of Homeland Security (DHS) customers, and created additional opportunities to new areas of the DoD (e.g., Army Intelligence). We believe the combination of our advanced solutions; understanding of our customers’ mission; longstanding and successful customer relationships; operational capabilities; and highly skilled, cleared workforce will help expand our footprint in our core markets.

As of December 31, 2017, KeyW had 1,949 employees. For the year ended December 31, 2017, we derived 94% of our revenue from continuing operations is from U.S. Government customers, including 86% of revenues derived from the IC and special military customers, acting as both prime contractor and subcontractor. Most of our contracts provide for a total contract period of five years, with an initial contract period of one year and the balance in one-year period renewal options. Historically, contract renewal options are rarely not exercised.

For 2017, 2016 and 2015, our revenue from continuing operations reflecting KeyW and our acquisitions, from the date of acquisition, was $442 million, $288 million, and $298 million, respectively, based on accounting principles generally accepted in the United States of America (GAAP). Our 2017 revenue from continuing operations was derived from over 400 contracts (a combination of prime contracts and subcontracts), the 10 largest of which accounted for approximately 43% of our 2017 actual revenue from continuing operations, with no individual contract accounting for greater than 11% of our 2017 revenue from continuing operations. For the year ended December 31, 2017, we derived approximately 3% of our revenue from continuing operations from international customers.

KeyW’s core capabilities address the missions of the IC, including the following:

Advanced Cyber Operations and Training: An integrated approach to solve offensive and defensive cyber operations challenges.

•	Offensive cyberspace operations that deliver capabilities through research and development, operations support, and intelligence analysis

•	Defensive cyberspace operations and training focused on capabilities development, secure mobile communication and software and hardware security engineering

•	Cyber mission training and exercises providing real-world training sessions to prepare for a wide range of cyber security challenges

Geospatial Intelligence: Advanced solutions for collecting, processing and disseminating geospatial intelligence.

•	Geospatial systems and analytics design and development to meet unique mission requirements

•	Airborne intelligence collections to meet remote-sensed data collection and processing needs

•	Ultra-high resolution imaging systems

•	Software-reconfigurable radar sensors that are readily adaptable to diverse missions and a wide range of aircraft and ground vehicles

•	Custom-built sensors tailored to meet the strictest technical and operational requirements

Cloud & Data Analytics: The most current approaches driven by advanced research and development.

•	Data discovery, transformation and analysis with a proven, adaptable approach

•	Data management and security solutions developed by data scientists who understand the complexities of handling and sharing sensitive data

•	Cloud infrastructure and engineering using Software as a Service (SaaS) and Infrastructure as a Service (IaaS) models to provide universal accessibility and improved manageability

Product Engineering: Solutions for some of the world's most unique and challenging missions.

•	Custom packaging and microelectronics with low- to medium-rate production for virtually any mission

•	Digital forensics providing unique digital evidence capture and triage devices designed for speed and simplicity

Intelligence Analysis and Operations: Solutions and support for classified missions, systems and facilities designed to collect, analyze, process and use products of various intelligence sources.

•	Signals Intelligence

•	Open Source Intelligence

•	Counterterrorism

•	Cyber threat analysis

•	Counterintelligence

•	Human terrain

•	All-source analysis

•	System Engineering analysis

•	Document and Media Exploitation

•	Imagery Intelligence

Software Development and Engineering: Solutions that design, develop, document, test, integrate, and implement custom software modules and capabilities focused on Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance and intelligence-related applications. We have achieved a Capability Maturity Model Integration Level III rating certifying that we have implemented best practices associated with integrated product and process development and supplier sourcing in the following areas:

•	Real-time sensor control and fusion

•	Data integration and correlation

•	Communications management

•	Cross-domain solutions

•	Knowledge management

•	Automated navigation systems and decision support systems

Systems Engineering: Our technology development capabilities involve teams of research engineers seeking innovative approaches to complex and enduring national security problems. We lead customer-funded research and development efforts at government research laboratories in the following fields:

•	Electronics and acoustics

•	Electronic warfare

•	Radar

•	Optics

•	Chemistry

•	Plasma physics, among other areas

Information Technology Architecture: Solutions that develop and run mission-critical information technology systems and architectures. Our data fusion, cloud computing, and visual analytics expertise come together to provide unprecedented new capabilities for intelligence analysts.

Our Market Opportunity

KeyW solutions and products focus on serving IC customers including NSA, NGA, Defense Intelligence Agency, and other agencies within the IC and DoD. In addition, we provide products and services to U.S. federal, state and local law enforcement agencies, and foreign allies.

We believe that KeyW’s capabilities and offerings are well-aligned with national security priorities, and we have structured our strategic business development efforts to target these opportunities. The current Government Fiscal Year (GFY) 2018 budget requests approximately $14 billion in cybersecurity funding, and we believe that the total addressable DoD information technology, or IT, budget is approximately $42 billion for GFY 2018. Additionally, approximately $8.2 billion of the GFY 2018 budget request is earmarked for the DoD’s cyberspace operations, an increase of approximately $1 billion over GFY 2017. The increase is largely associated with anticipated growth in the DoD’s Cyber Mission Forces and other defensive and offensive cyberspace activities. The new budget request also calls for investing another $13.7 billion in science and technology for further innovation and new and advanced capabilities, including capabilities in cyberspace, space, and artificial intelligence - many areas of KeyW’s technology initiative areas.

Intelligence

The IC consists of 17 agencies and organizations, including the Office of the Director of National Intelligence (ODNI), within the Executive Branch that work both independently and collaboratively to gather and analyze the intelligence necessary to conduct foreign relations and national security activities. The rapid pace of technological innovation and evolution of the security threat environment-physical and digital-requires highly specialized service providers who can ensure the IC and DoD maintain their technology leadership position to serve the security interests of the United States (U.S.). To maintain superiority over adversaries, there is strong demand from the IC and DoD for cutting-edge technologies in areas such as signal processing and cyber and intelligence analysis and operations.

The IC represents an approximately $78.4 billion addressable market in GFY 2018. The intelligence budget is divided between the National Intelligence Program (NIP), managed by the ODNI, and the Military Intelligence Program, managed by the Secretary of Defense. The NIP, which supports agencies such as the National Reconnaissance Office, the NSA, and the Central Intelligence Agency, represented an approximately $57.7 billion annual budget in GFY 2018 and has grown at a compounded annual rate of approximately 3% since 2006, despite significant government budgetary pressures. The positive budgetary trends are driven by the need to produce actionable intelligence to combat the evolving asymmetric and widely distributed threat landscape. Growth is expected to continue, driven by the extreme demands on legacy, non-standardized infrastructure and emergence of new technologies to collect, transport and store, analyze, and operate an increasing amount of data.
Funding areas of the NIP focus on maintaining technological advancement and superiority in the following areas:

•	Sustaining key investments to strengthen intelligence collection and critical operational capabilities supporting counterterrorism, counterintelligence, and counterproliferation;

•	Protecting the IC’s core mission areas and maintaining global coverage to remain vigilant against emerging threats;

•
Promoting increased intelligence sharing and advancing IC integration through continued investment in enterprise-wide capabilities and use of cloud technology to facilitate greater efficiency and improve the safeguarding of information across the intelligence information environment; and

•	Identifying resources for strategic priorities, including advanced technology to improve strategic warning, evolved collection and exploitation capabilities, and increased resiliency.

Cybersecurity

Cybersecurity is receiving increased attention and budget funding at a time when there are widespread and effective threats that demonstrate the vulnerability of U.S. public and private data and communications networks. Recent headlines highlighting high-profile cases of unauthorized access, digital espionage, identity theft, malicious code, and other cyber-crimes in both public and private sectors have reinforced the need for a more robust cyber-security infrastructure. An increase in hacking attacks on key national security infrastructure systems, such as the DoD computer system, has heightened the need for improved threat protection. Additionally, the expansion of anti-terrorism efforts to cyberspace highlights the need for improved global cyber coordination and security measures.

An Evolving Complex Global Security

The complex global security environment challenges the focus of the IC, DoD, and DHS toward utilizing technology-centric weapons and strategies, data mining and analysis. The 2018 U.S. National Defense Strategy highlights the need for a joint force prioritized mission and underscores related initiatives as key investment priorities for the foreseeable future.

Our Competitive Strengths

We believe the following competitive strengths will allow us to take advantage of the trends in our industry:

Ability to develop, field, and operate end-to-end intelligence solutions. Through a combination of acquisitions and organic technology development, KeyW has assembled a collection of capabilities that when combined, are capable of supporting our customers' end-to-end intelligence mission in the airborne, ground and cyber domains. We intend to leverage these customer-

proven capabilities to extend our market penetration to other organizations and agencies, foreign and domestic, and to drive organic growth.

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

Agile intelligence, cybersecurity and cyber age operations expertise. We have significant experience in building signal and information processing solutions and, cybersecurity, cyber superiority, and geospatial intelligence solutions, using agile methodologies for the IC to support mission-critical activities and responses to complex national security problems. Our team has established a strong reputation for responding rapidly to customer requirements and for partnering with our customers to identify and define these requirements. The constant and evolving threat environment has put enormous pressure on the IC to respond quickly. We believe that we have a culture of innovation and agility that allows us to respond more quickly and with greater impact than other organizations.

Skilled employees with high-level security clearances. As of December 31, 2017, we had 1,949 employees. Approximately 86% of our employees have U.S. Government security clearances, with approximately 76% holding top secret or higher clearance. This concentration of highly skilled and cleared personnel allows us to respond quickly to customer requirements and gives us ongoing insight into our customers’ toughest national security problems. The requirement for these clearances and the time and process required to attain them are significant barriers to entering this market.

ISR sensor development and, rapid deployment and sustainment of airborne collection platforms. Our highly customized, integrated airborne collection solutions are lower cost than traditional ISR platforms and complemented by complete flight services and ongoing sustainment and logistics support of the collection platforms. We rapidly deploy solutions tailored to meet the most urgent requirements for ISR imagery in support of tactical missions and rapid mapping of large areas in some of the world's most challenging locations, thus placing us at the center of the need for actionable intelligence.

Our Strategy

Our objective is to continue growing our business by providing affordable, advanced engineering and technology solutions for complex challenges such as preventing cyber threats, transforming data into intelligence and combating global terrorism, selling our proven capabilities and innovations to government intelligence, defense, and other federal, state, and local government customers. Key elements of our strategy to accomplish our continued growth objective include:

Leveraging IC experience in certain agencies to address new growth markets in the intelligence, cyber, and counterterrorism communities. KeyW now serves the majority of the agencies in the IC. A key growth strategy is to leverage the unique capabilities we have developed in our core customers to expand into the agencies where KeyW does not have a significant presence. We believe the capabilities we have developed for current customers will be attractive to other members of the IC, enabling a significant growth opportunity for KeyW. To expand our IC presence, we have invested in building a best-in-class business development team with a proven capability of penetrating new customer agencies and winning large new prime contracts.

Building and leveraging our research and development efforts. We intend to continue utilizing company and customer-funded research and development to develop technologies, products, and solutions that have significant potential for near-term as well as long-term value in the markets we serve. We will continue to use intellectual property that we create internally or license from other companies in the areas of network traffic intelligence, cybersecurity, cyber intelligence and geospatial intelligence to build products and solutions to further penetrate the intelligence and defense market.
Competition
We sell our services and products primarily to the intelligence, cyber, space, and counter terrorism communities. The level of security clearances required for this work limits the range of competitors for customers in these communities. In addition, the number of competitors is limited even further by the level of technical expertise required to deliver products and services to our government customers. We compete either as prime contractor or as a subcontractor, depending on the requirements and scope of the project.
Our competitors include both large companies that offer a broad range of services and capabilities and smaller boutique organizations that are highly focused on particular capabilities, solutions, and customers. Our larger competitors include divisions of large defense contractors such as Lockheed Martin Corporation, The Boeing Company and Northrop Grumman Corporation. We also face competition from a number of large, well-established government contractors such as Leidos Inc., Booz Allen Hamilton Corporation, CACI International Inc., and others. The smaller competitors are generally privately held corporations with strong capabilities in delivering specific elements of a solution for a narrow range of customers. See “Risk Factors” for a description of the various risks we may face from our competitors.
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
Research and Development
Innovation is an important part of our business model. We look for opportunities to create long-term growth, on a sole-source basis, by leveraging our in-depth knowledge of our customers’ missions and needs, and our ability to use Internal Research and Development (IR&D). Our product and solutions business has evolved through a combination of customer development and IR&D. We frequently develop a core capability or technology and then customize this capability or technology to meet specific customer requirements.
Our Research and Development (R&D) consists of IR&D that is an allowable expense under U.S. Government contracts and R&D that is performed at our expense. Spending on R&D activities may vary, depending on the opportunities that we see and customer requirements. R&D costs totaled $3.7 million, $4.6 million and $3.4 million for years ended December 31, 2017, 2016 and 2015, respectively. As a percent of revenue R&D was 0.8%, 1.6% and 1.2% for the years ended December 31, 2017, 2016 and 2015.
Intellectual Property
We own eight patents and have three pending patent applications. We have 13 federally registered trademarks, two pending federal trademark registration applications, and six registered copyrights. As we develop intellectual property, we determine, with the support of outside patent counsel, the best manner to protect it, whether through patent, through copyright, or as a trade secret. When we acquire companies that have developed intellectual property and have patents pending, we determine, with the support of outside patent counsel, whether we need to continue pursuing the pending patent applications. With regard to several of our products, we have developed intellectual property that we are protecting as trade secrets. We have made this determination based on the costs and risks involved, as well as the pace at which changes are being made to the products. As we build our solutions and products, we also make use of third-party intellectual property for which we purchase licenses, as necessary. We integrate technology, including hardware and software, based on designs and architectures that we develop with our customers.
Regulatory Matters
We must comply with laws and regulations relating to the formation, administration, and performance of U.S. Government contracts. The Federal Acquisition Regulation (FAR), which mandates uniform policies and procedures for U.S. Government acquisitions and purchased services, governs the majority of our contracts. Individual agencies also have acquisition regulations that provide implementing language for the FAR or that supplement the FAR.
Other federal regulations require certification and disclosure of cost or pricing data in connection with contract negotiations for certain types of contracts; define allowable and unallowable costs; govern reimbursement rights under cost-based contracts; and restrict the use, dissemination, and exportation of products and information classified for national security purposes.
A substantial portion of the Company’s revenue and costs is subject to audit by the U.S. Defense Contract Audit Agency (DCAA). Billings under government contracts are based on provisional rates that permit recovery of allowable overhead, and general and administrative expenses not exceeding certain limits. These rates are subject to review by the government on an annual basis. When final determination and approval of the allowable rates have been made, billings may be adjusted. Incurred cost audits through December 31, 2013, have been completed without material adjustment to proposed costs.
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

U.S. Federal Government Contracts

We derive substantially all our revenue from U.S. Government customers. In fiscal years 2017, 2016, and 2015, we generated approximately 94%, 94% and 94%, respectively, of our total revenue from contracts where the end customer was the U.S. Government, which has a highly structured and regulated competitive procurement process. Our intelligence and defense customers typically exercise independent contracting authority and do not use General Services Administration (GSA) or other government-wide acquisition contracts to obtain our services or products.

Subcontracts accounted for approximately 36% of our revenue in 2017, and prime contracts accounted for 64%. In 2016 subcontracts accounted for approximately 46% of our revenue and prime contracts accounted for approximately 54% of our revenue. Our prime contracts have been awarded as both sole-source and competitive awards; our subcontracts have been awarded competitively from prime contractors.

Sole-source award contracts

Under a sole-source award contract, the purchase of goods or services is made from a single source without competitive bidding. It is awarded usually, but not always, by a federal government agency after soliciting and negotiating with only one firm. These contracts can be negotiated much more quickly than a typical competitive contract, providing there is adequate demonstration of both need and the likelihood that any attempt to obtain bids would only result in one person or company able to meet the need. Urgency is often the rationale for sole-source contracts. Sole-source contracts may be awarded based on a variety of different compensation models, including firm-fixed price (FFP), time-and-materials (T&M), cost-plus-fixed-fee, or level-of-effort contracts based on negotiations, risk, and cost uncertainty.

Single award contracts

Under single award contracts with defined statements of work, a federal government agency solicits, qualifies, and then requests proposals from interested contractors. The agency then evaluates the bids and typically awards the contract to a single contractor for a specified service or product.

Multiple award contracts

Under indefinite delivery/indefinite quantity (ID/IQ) contracts, a federal government agency can form preferred provider relationships with one or more contractors. This category includes agency-specific ID/IQ contracts; blanket purchase agreements; government-wide acquisition contracts (GWACs); and GSA schedule contracts. These umbrella contracts, often referred to as vehicles, outline the basic terms and conditions under which federal government agencies may order services. ID/IQ contracts are typically managed by one sponsoring agency, and they may be either for the use of a specific agency or available for use by any other agency of the federal government. ID/IQ contracts available for use by any agency of the federal government are commonly referred to as GWACs.

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

Contract types

We generate revenue under various types of contracts, which include T&M, fixed-price-level-of-effort, FFP, and cost reimbursable contracts. For the years ended December 31, 2017, 2016 and 2015, we derived revenue from such contracts on an actual basis as follows:

	Year ended December 31, 2017

Contract Type	(in millions)	(percentage)
Time & Materials	$113.2	25.6%
Fixed-Price-Level-of-Effort	54.6	12.4%
Firm-Fixed-Price	102.1	23.1%
Cost Reimbursement	171.7	38.9%

	Year ended December 31, 2016

Contract Type	(in millions)	(percentage)
Time & Materials	$55.6	19.3%
Fixed-Price-Level-of-Effort	59.2	20.6%
Firm-Fixed-Price	80.7	28.0%
Cost Reimbursement	92.5	32.1%

	Year ended December 31, 2015

Contract Type	(in millions)	(percentage)
Time & Materials	$67.7	22.7%
Fixed-Price-Level-of-Effort	64.3	21.6%
Firm-Fixed-Price	79.5	26.7%
Cost Reimbursement	86.4	29.0%

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

Firm-fixed-price contracts. FFP contracts provide for a fixed price for specified products, systems and/or services. If actual costs vary from planned costs on an FFP contract, we generate more or less than the planned amount of profit and may even incur a loss.

Cost reimbursable contracts. Cost reimbursable contracts provide for reimbursement of our direct contract costs and allowable and allocable indirect costs, plus a fee.

Backlog

We define backlog to include both funded and unfunded orders for products and services under existing signed contracts, assuming the exercise of all options relating to those contracts, less the amount of revenue we have previously recognized under those contracts. We define funded backlog as the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing authority. Unfunded backlog includes all contract options exercised and unexercised that have been priced but not funded.

As of December 31, 2017, our total backlog was $1,189 million, of which $138 million was funded and $1,051 million was unfunded. As of December 31, 2016, our total backlog was $716 million, of which $174 million was funded and $542 million was unfunded.

Total backlog may fluctuate from period to period depending on our success rate in winning contracts and the timing of contract awards, renewals, modifications and cancellations. We expect to recognize a substantial portion of our funded backlog as revenue within the next 12 months. However, the U.S. Government may terminate any contract at any time.

Customers

We derive substantially all of our revenue from continuing operations from contracts with U.S. Government agencies involved with national security missions. For the year ended December 31, 2017, our revenue from continuing operations was derived 33% from contracts with the NSA; 17% from contracts with the U.S. Army; 28% from contracts with other elements of the DoD excluding the NSA and the U.S. Army, none of these elements of the DoD individually were greater than 10% of our 2017 revenue from continuing operations; 11% from contracts with the FBI; 6% from work for other major intelligence agencies and other intelligence, defense, homeland security and other U.S. Government agencies and law enforcement organizations and 5% from commercial and international customers.

Long-term relationships between intelligence customers and contractors develop because of the high level of security clearances required to work on projects and unique technical requirements of intelligence customers. For example, members of our team have been working closely with the NSA for over 30 years, during which time they have completed numerous projects with the NSA.
2017 Developments
During 2017, we continued to establish the Company as a viable and competitive entity within our target markets in part by growing our prime contract base. On April 4, 2017, we acquired Sotera to diversify our portfolio and provide new and enhanced access to agencies within the IC and DoD. Sotera adds high-priority new customer agencies to KeyW’s existing IC portfolio, including highly sought-after FBI and DHS customers, and created additional inroads to new areas of the DoD (e.g., Army Intelligence). Sotera adds significant scale, helping to create a unique, IC-focused provider. Sotera adds complementary capabilities to our existing suite in agile software and solution development, cyber security and data analytics. In addition, the combined company offers customers advanced emerging technologies focused on machine learning and big data solutions. Sotera adds access to a large portfolio of prime contracts and ID/IQ vehicles, which expands our overall presence in the IC and DoD. The combined contract portfolio provides the opportunity to sell both KeyW and Sotera capabilities to new and existing customers, serving as a platform intended to drive future growth.
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
We derive substantially all of our revenue from our U.S. Government customers. For the fiscal years ended December 31, 2017, 2016, and 2015, we generated 94%, 94% and 94%, respectively, of our total revenue from contracts with the U.S. Government, either as a prime contractor or a subcontractor. We expect that U.S. Government contracts will continue to be the primary source of our revenue for the foreseeable future. Our reputation and relationship with the U.S. Government, and in particular with the agencies of the U.S. IC and the DoD, are key factors in maintaining and growing our revenue. For example, in 2017, on a GAAP basis, 33% from contracts with the NSA; 17% from contracts with the U.S. Army; 28% from contracts with other elements of the DoD excluding the NSA and the U.S. Army, none of these elements of the DoD individually were greater than 10% of our 2017 revenue from continuing operations; 11% from contracts with the FBI; 6% from work for other major intelligence agencies and other intelligence, defense, homeland security and other U.S. Government agencies and law enforcement organizations and 5% from commercial and international customers.
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
Continued U.S. Government expenditures on intelligence, defense and other programs for which we provide support are critically important for our business. While spending authorizations for intelligence and defense-related programs by the government have increased in recent years due to greater homeland security and foreign military commitments, and to a general outsourcing trend, these spending levels may not be sustainable and could significantly decline. Future levels of expenditures, authorizations, and appropriations for programs we support may decrease or shift to programs in areas where we do not currently provide services, or contract opportunities may be in-sourced to be performed by U.S. Government employees. Changes in spending authorizations, appropriations, and budgetary priorities could also occur due to a shift in the number, and intensity, of potential and ongoing conflicts, the rapid growth of the federal budget deficit, increasing political pressure to reduce overall levels of government spending, shifts in spending priorities from intelligence and defense-related programs as a result of competing demands for federal funds, or other factors. Our business prospects, financial condition or operating results could be materially harmed among other causes by the following:

•
budgetary constraints affecting U.S. Government spending generally, or specific departments or agencies in particular, and changes in available funding, such as federal government sequestration (automatic spending cuts);

•	changes in U.S. Government programs or requirements; and

•	a prolonged U.S. Government shutdown (such as that which occurred during the government's 2014 fiscal year) and other potential delays in the appropriations process.
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
We depend on U.S. Government contract awards that are only partially funded and which depend upon annual budget appropriations. A delay in the completion of the U.S. Government's budget process or the impact of sequestration (automatic spending cuts) could delay procurement of the services and solutions we provide and have an adverse effect on our future revenue.
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
If Congress does not agree on a budget or continuing resolution, it may result in a partial shutdown of the U.S. Government or sequestration and cause the termination or suspension of our contracts with the U.S. Government or automatic cuts to the U.S. defense or intelligence budget, which could impact some or all of our contracts. Under such circumstances, we could be required to furlough affected employees for an indefinite time, terminate or suspend subcontracts, or incur contract wind-down costs. It is uncertain if we would be compensated or reimbursed for any loss of revenue during such periods. If we were not compensated or reimbursed, it could result in significant adverse effects on our revenues, operating costs and cash flows.
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
Our business could be adversely affected by delays caused by our competitors protesting major contract awards received by us, resulting in the delay of the initiation of work.
The number of bid protests of contract awards by unsuccessful bidders is increasing and the U.S. Government is taking longer to resolve such protests. Bid protests may result in an increase in expenses related to obtaining contract awards or an unfavorable modification or loss of an award. In the event a bid protest is unsuccessful, the resulting delay in the startup and funding of the work under these contracts may cause our actual results to differ materially and adversely from those anticipated.
We may not realize as revenue the full amounts reflected in our backlog, which could adversely affect our future revenue and growth prospects.
As of December 31, 2017, our total backlog was $1,189 million, which included $1,051 million in unfunded backlog. As of December 31, 2016, our total backlog was $716 million, which included $542 million in unfunded backlog. The U.S. Government's ability not to exercise contract options or to modify, curtail or terminate our major programs or contracts makes the calculation of backlog subject to numerous uncertainties. Due to the uncertain nature of our contracts with the U.S. Government, we may never realize revenue from some of the engagements that are included in our backlog. Our unfunded backlog, in particular, contains amounts that we may never realize as revenue because the maximum contract value specified under a U.S. Government contract or task order awarded to us is not necessarily indicative of the revenue that we will realize under that contract. If we fail to realize revenue amounts included in our backlog, our future revenue and growth prospects may be adversely affected. For additional information on our backlog, see “Business — U.S. Federal Government Contracts — Backlog.”
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

We must comply with laws and regulations relating to the formation, administration and performance of federal government contracts. These laws and regulations affect how we conduct business with our federal government customers. In complying with these laws and regulations, we may incur significant costs, and the U.S. Government may impose additional fines and penalties, including contractual damages, in the event of our non-compliance. Among the more significant laws and regulations affecting our business are the following:

•	the FAR, which comprehensively regulates the formation, administration and performance of federal government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with cost-type contracts;

•	the Cost Accounting Standards and Cost Principles, which impose accounting requirements that govern our right to reimbursement under certain cost-based federal government contracts; and

•	laws, regulations and executive orders restricting the use and dissemination of classified information and, under U.S. export control laws, the export of certain products and technical data.
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

The U.S. Government may revise its procurement practices or adopt new contracting rules and regulations, such as cost accounting standards. It could also adopt new contracting methods relating to GSA contracts, or other GWACs, or adopt new standards for contract awards intended to achieve certain social or other policy objectives. In addition, the U.S. Government may face restrictions from new legislation or regulations, as well as pressure from U.S. Government employees and their unions, on the nature and amount of services the U.S. Government may obtain from private contractors. These changes could impair our ability to obtain new contracts or to continue to retain contracts under which we currently perform when and if those contracts are put up for renewed competitive bidding. Any new contracting methods could be costly or administratively difficult for us to implement, and, as a result, could harm our operating results.

Audits by U.S. Government agencies could result in unfavorable audit results that could subject us to a variety of penalties and sanctions, and could harm our reputation and relationships with our customers and negatively impact cash flows.

U.S. Government agencies, including the DCAA and others, routinely audit and review contractors' performance on contracts, cost structure, pricing practices and compliance with applicable laws, regulations and standards. They also review the adequacy of, and a contractor's compliance with, its internal control systems and policies, including the contractor's accounting, billing, cost, purchasing, property, estimating, compensation, management information system and other systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. Adverse findings in a DCAA audit could materially affect our competitive position and result in a substantial adjustment to our revenue and net income.

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
For the year ended December 31, 2017, and the year ended December 31, 2016, our 10 largest programs accounted for a total of $190 million and $156 million, respectively, or 43% and 54% of our total revenue, respectively. Although we have been successful in continuing work on most of our large programs in the past, there is no assurance that we will be able to do so in the future. The revenue stream from one or more of these programs could end for a number of reasons, including the completion of the customer's requirements, the completion or early termination of our current program, the consolidation of our work into another program under which we are not a contractor, or the loss of a competitive bid for the follow-on work related to our current program. If any of these events were to occur, we could experience an unexpected, significant reduction in revenue and net income.
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
We operate in highly competitive markets and generally encounter intense competition to win contracts and task orders. We compete with many other firms, ranging from small, specialized firms to mid-tier technology firms and large, diversified firms, many of which have substantially greater financial, management and marketing resources than we do. Significant competitors include divisions of large defense contractors such as Lockheed Martin Corporation, The Boeing Company and Northrop Grumman Corporation. We also face competition from a number of large, well-established U.S. Government contractors such as Leidos Inc., Booz Allen Hamilton Corporation, CACI International Inc., and others. Our competitors may be able to provide our customers with different or greater capabilities or benefits than we can in areas such as technical qualifications, past contract performance, geographic presence, price and the availability of qualified professional personnel. Our failure to compete effectively because of any of these or other factors could cause our revenue and operating profits to decline. In addition, our competitors also have established or may establish relationships among themselves or with third parties to increase their ability to address our customers' needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge that would compete with us more effectively than they do currently.
Our earnings and profitability may vary based on the mix of our contracts and may be adversely affected by our failure to accurately estimate and manage costs, time and resources.
We generate revenue under various types of contracts, which include T&M, fixed-price-level-of-effort, FFP, cost reimbursable contracts, and commercial software license and related service contracts. Refer to Item 1, "Business" of this Annual Report for breakout of our revenue by contract type.

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

We may underestimate or fail to discover liabilities relating to a future acquisition during due diligence and we, as the successor owner, might be responsible for any such liabilities. Although we seek to minimize the impact of underestimated or potential undiscovered liabilities by structuring acquisitions to minimize liabilities and obtaining indemnities and warranties from the selling party, these methods may not fully protect us from the impact of undiscovered liabilities. Indemnities or warranties are often limited in scope, amount or duration, and may not fully cover the liabilities for which they were intended. The liabilities that are not covered by the limited indemnities or warranties could have a material adverse effect on our business and financial condition. In addition, acquisitions can raise potential Organizational Conflict of Interest issues that can impact the nature and timing of the acquisition or the acquiring entity's ability to compete for future contracts where the acquired entity may have been involved.

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
We have a substantial investment in recorded goodwill and other net intangibles as a result of our acquisitions, and changes in future business conditions could cause these investments to become impaired, requiring substantial write-downs that could reduce our net income or increase our net loss.
As of December 31, 2017, goodwill and other net intangibles accounted for 512 million, or 75% of our recorded total assets on an actual basis. We review our goodwill for impairment annually and when events or changes in circumstances indicate the carrying value may not be recoverable. We evaluate our goodwill at the reporting unit level, which for us is the same as our segments. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. If goodwill became impaired, we could record a significant charge to earnings in our financial statements during the period in which impairment of our goodwill is determined, which would significantly reduce or eliminate our net income.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
We have substantial indebtedness under our senior secured credit facility and our convertible senior notes due 2019. Our indebtedness could have important consequences, including:

•requiring us to dedicate a substantial portion of our cash flow to service our debt, which will reduce the funds available working capital, capital expenditures, acquisitions and other general corporate purposes;

•limiting our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•making us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•limiting our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our strategy, or other purposes; and

•placing us at a disadvantage compared to our competitors who have less debt.
Our senior credit facility matures on the date that is 91 days prior to the scheduled maturity date of our convertible senior notes which mature on July 15, 2019, unless such notes are converted into equity or otherwise repaid or refinanced. Thus, unless repaid or refinanced, our senior credit facility matures on April 15, 2019. In accordance with GAAP, our convertible senior notes will become current liabilities as of April 15, 2018.
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
Our existing senior credit facility contains financial and operating covenants that limit our operations and could lead to adverse consequences if we fail to comply. Our credit facility contains financial and operating covenants that, among other things, require us to maintain or satisfy specified financial ratios (including total indebtedness to consolidated adjusted earnings before interest, taxes, depreciation, amortization, stock compensation and acquisition costs (consolidated EBITDA) ratios and an interest coverage ratio of consolidated EBITDA to consolidated interest expense), limit our ability to incur indebtedness, pay dividends or engage in certain significant business transactions, and require us to comply with a number of other affirmative and negative operating covenants. Failure to meet these financial and operating covenants could result from, among other things, changes in our results of operations, our incurrence of debt or changes in general economic conditions. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders, which could harm our business and operations. In addition, our credit facility contains several other material covenants, including a lien against substantially all of our assets (including receivables and a pledge of the equity interests of certain subsidiaries), limitations on additional debt,
We may require additional capital to finance our growth. If the terms on which the additional capital is available are unsatisfactory or if the additional capital is not available at all or we are not able to fully access our existing credit facility we may not be able to pursue our growth strategy.
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

Our business involves the development of tailored solutions for our customers, a process that relies heavily upon the expertise and services of our employees. Our continued success depends on our ability to recruit and retain sufficient numbers of highly qualified individuals who have advanced engineering and information technology skills, specialized knowledge of customer missions and appropriate security clearances, and who work well with our U.S. Government customers. Due to our growth and increased competition for experienced personnel, particularly in highly specialized areas, it has become more difficult for us to meet our needs for these employees in a timely manner and this may affect our growth in the current fiscal year and in future years. Although we intend to continue to devote significant resources to recruit, train and retain qualified employees, we may not be able to attract and retain these employees. Our employees may be solicited and/or hired by competitors (including those employing our former employees), whether or not in violation of existing non-solicitation and non-hire restrictions. Any failure to hire and retain our employees could impair our ability to perform our contractual obligations efficiently and timely meet our customers' needs and win new business, which could adversely affect our future results. Our overall employee attrition rate for the years ended December 31, 2017 and 2016, on an actual basis, was 22% and 16%, respectively.

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
Many of our federal government contracts require our employees to maintain various levels of security clearances, and we are required to maintain certain facility security clearances complying with DoD and IC requirements. Obtaining and maintaining security clearances for employees involves lengthy processes, and it is difficult to identify, recruit and retain employees who already hold security clearances. If our employees are unable to obtain or retain security clearances or if our employees who hold security clearances terminate employment with us and we are unable to find replacements with equivalent security clearances, we may be unable to perform our obligations to customers whose work requires cleared employees, or such customers could terminate their contracts or decide not to renew them upon their expiration. In addition, we expect that many of the contracts on which we will bid will require us to demonstrate our ability to obtain facility security clearances and perform work with employees who hold specified types of security clearances. To the extent we are not able to obtain or retain facility security clearances or engage employees with the required security clearances for a particular contract, we may not be able to bid on or win new contracts, maintain existing contracts or effectively re-bid on expiring contracts.
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
We believe that our success depends, in part, upon our ability to protect our proprietary information and other intellectual property. We rely principally on trade secrets to protect much of our intellectual property where we do not believe that patent protection is appropriate or obtainable. However, trade secrets are difficult to protect and to enforce against third parties. Although we believe that we have adopted reasonable practices to ensure that our employees are subject to appropriate confidentiality obligations and to ensure that we obtain appropriate ownership rights in intellectual property developed by our employees (or by the employees of companies that we have acquired), our practices in this regard may be insufficient, which could result in the misappropriation or disclosure of our confidential information or disputes regarding (or the loss of rights to) certain of our intellectual property. For example, confidentiality agreements may not provide adequate protection or may be breached. We generally control and limit access to our product documentation and other proprietary information, but other parties may independently develop our know-how or otherwise obtain access to our technology, which could adversely affect our businesses’ prospects and competitive position. We may be unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights. Failure to obtain or maintain trade secret protection could adversely affect our competitive business position. The protections that we receive for our trade secrets and other intellectual property rights may not be sufficient to prevent our competitors from copying, infringing, or misappropriating our products and services. Similarly, there is no guarantee that when we do apply for intellectual property protection, the applications will result in registrations sufficient to protect our rights. In addition, we cannot be certain that others will not independently develop, design around or otherwise acquire equivalent or superior technology or intellectual property rights.
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
In addition, we conduct R&D under projects with the U.S. Government. In general, our rights to technologies we develop under those projects are subject to the U.S. Government's non-exclusive, non-royalty bearing, world-wide license to use those technologies. Under certain circumstances, the U.S. Government could also claim rights in our intellectual property that could make it difficult to prevent disclosure to, licensing to, or use by third parties, which could adversely affect our competitive position and business.
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

We rely upon sophisticated technology systems and infrastructure. Under the supervision of our Board of Directors, we take reasonable steps to protect them, including the implementation and use of industry standard security precautions. However, notwithstanding such measures, such systems are potentially vulnerable to breakdown, malicious intrusion, natural disaster, and random attack. A disruption to our systems or infrastructure could damage our reputation and cause us to lose customers and revenue. This could require us to expend significant efforts and resources or incur significant expense to eliminate these problems and address related security concerns.

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

Our current R&D efforts may not produce successful products or features that result in significant revenue in the near future, if at all.

Developing our products and related enhancements is expensive. For the year ended December 31, 2017, our R&D costs totaled $3.7 million, a 20% decrease over our total R&D costs for the year ended December 31, 2016. Our investments in R&D may not result in significant design improvements, marketable products or features or may result in products that are more expensive than anticipated. Additionally, we may not receive significant revenue from these investments in the near future, if at all, or these investments may not yield expected benefits, either of which could adversely affect our business and operating results. Nevertheless, we believe that we must continue to dedicate a significant amount of resources to our R&D efforts to maintain our competitive position. As a result, our future plans include significant investments in R&D and related product opportunities.

If we do not accurately predict, prepare for, and respond promptly to the rapidly evolving technological and market developments and changing end-customer needs in the cybersecurity market, our competitive position and prospects will be harmed.

The cybersecurity market is expected to continue to evolve rapidly. Many of our end-customers operate in markets characterized by rapidly changing technologies and business needs, incorporating a variety of hardware, software applications, operating systems, and networking protocols. However, some of our new products and enhancements may require us to develop new architectures that involve complex, expensive, and time consuming R&D processes. The technology in our products is especially complex because it needs to effectively identify and respond to new and increasingly sophisticated methods of attack, and quickly respond to and eliminate negative impacts on network performance. As a result, although the market expects rapid introduction of new products or product enhancements to respond to new threats, the development of these products is difficult and the timetable for commercial release and availability is uncertain as there can be long time periods between releases and availability of new products. We may experience unanticipated delays in the availability of new products and fail to meet customer expectations for such availability. If we do not quickly respond to the rapidly changing and rigorous needs of our end-customers by developing, releasing, and making available on a timely basis new products or enhancements that can respond adequately to new security threats, our competitive position and business prospects will be harmed.

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
The market price of our common stock is subject to significant fluctuations. The market price for our common stock has varied between a high of $12.40 on January 25, 2017 and a low of $4.94 on November 7, 2017 during the fiscal year ended December 31, 2017.
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
In the future, we may sell additional shares of our common stock to raise capital. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options and upon conversion of the Convertible Senior Notes (Notes). We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.
The issuance of substantial amounts of our common stock could adversely impact its price. As of December 31, 2017, we had 49.9 million shares of our common stock issued and outstanding and options to purchase 0.9 million shares of our common stock outstanding and exercisable. We also had warrants to purchase 0.2 million shares of our common stock, all of which were outstanding and exercisable. We also had 2.1 million shares of common stock issuable under outstanding restricted stock units and pursuant to Long-Term Incentive Shares and 0.4 million shares of common stock available for grant under our 2013 Stock Incentive Plan as of that date. In addition, we have 10.1 million shares of common stock reserved for issuance upon the conversion of our Notes based on the initial conversion rate. Although the terms of our Notes permit us to settle Note conversions with cash, we may not have sufficient funds to do so and we could be required to issue shares of common stock. If we choose to borrow funds to effect cash settlement of our Notes, the resulting increase in interest expense could cause a decline in our profitability. The issuance of additional shares, including as a result of the exercise or conversion of our outstanding options, warrants and Notes, and under our restricted stock units and Long-Term Incentive Shares, could also reduce our per share financial performance. Any of these factors could cause the price of our common stock to decline.
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
As described under Item 9A, “Controls and Procedures,” we have identified material weaknesses in our internal controls over financial reporting related to our control environment and control activities. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As of the date of this filing we have initiated remedial measures, but these new and enhanced controls have not operated for a sufficient amount of time to conclude that the material weaknesses have been remediated. To implement these remedial measures, we may need to commit significant resources, hire additional staff, and provide additional management oversight. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Further, if our remedial measures are insufficient to address the material weaknesses, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. In addition, if we are unable to successfully remediate the material weaknesses and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.
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
There are a number of factors that may impede our efforts to establish and maintain effective internal controls and a sound accounting infrastructure, including our recent history of acquisitions , our rapid pace of growth, and general uncertainty regarding the operating effectiveness and sustainability of controls. Controls and procedures, no matter how well designed and operated, provide only reasonable assurance that material errors in our financial statements will be prevented or detected on a timely basis. Any failure to establish and maintain effective internal controls over financial reporting increases the risk of material error and/or delay in our financial reporting. Depending on the nature of a failure and any required remediation, ineffective controls could have a material adverse effect on our business and potentially result in restatements of our historical financial results. Financial restatements or other issues arising from ineffective controls could also cause investors to lose confidence in our reported financial information, which would have an adverse effect on the trading price of our securities. Delays in meeting our financial reporting obligations could affect our ability to maintain the listing of our securities. Although we seek to reduce these risks through active efforts relating to properly documented processes, adequate systems, risk culture, compliance with regulations, corporate governance and other factors supporting internal controls, such procedures may not be effective in limiting each of the operational risks.
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
As of December 31, 2017, our total consolidated indebtedness was $281.1 million, all of which was secured indebtedness of our subsidiary, The KeyW Corporation, to which the convertible notes are structurally subordinated.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
We lease all of our office facilities used in our business. Our corporate headquarters is located in Hanover, Maryland, where we occupy space under a lease that expires in 2022. We also lease space located in Arizona, Florida, Maryland, Massachusetts, North Carolina, Ohio, Texas, Virginia, and Washington. We believe our facilities meet our current needs and that additional facilities will be available as needed.

Item 3.	LEGAL PROCEEDINGS
We are not a party to any material legal proceedings as of March 16, 2018.

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

	High	Low
Year Ended December 31, 2017:
First Quarter	$12.40	$8.58
Second Quarter	$10.50	$8.07
Third Quarter	$9.43	$6.18
Fourth Quarter	$8.04	$4.94
Year Ended December 31, 2016:
First Quarter	$7.25	$3.91
Second Quarter	$9.95	$6.23
Third Quarter	$11.26	$8.50
Fourth Quarter	$13.57	$10.19
On February 28, 2018, the last reported sale price for our common stock on the Nasdaq Global Select Market was $7.51 per share.
Holders
As of February 28, 2018, there were approximately 218 registered holders of record of our common stock. The number of holders of record does not reflect the number of beneficial holders whose shares are held by depositories, brokers or nominees.
Dividends
We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, our credit facility limits our ability to pay dividends in most circumstances.
Recent Sales of Unregistered Securities
During 2017, pursuant to employment agreements entered into with John Sutton (Chief Operating Officer), Marion Ruzecki (Chief People Officer) and four Sotera employees, we granted the right to receive up to an aggregate of 500,000 shares of the Company's common stock as long-term incentive inducements, which shares will be issued during the five year period following the commencement of their respective employment agreements in the amounts set forth below, provided the Company's stock price exceeds the applicable target share prices set forth below for at least 30 consecutive trading days.

Target Price Per Share	Long-Term Incentive Shares
$13.00	62,500
$16.00	62,500
$20.00	125,000
$25.00	125,000
$30.00	125,000
The securities described above were offered and sold pursuant to Section 4(2) of the Securities Act of 1933, as amended, which provides an exemption for transactions by an issuer not involving any public offering.

Equity Compensation Plan Information
The following table sets forth information as of December 31, 2017, with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance (Excluding Column (a)) (c)
Equity compensation plans approved by security holders(1)	1,037,926	$9.94	420,515
Equity compensation plans not approved by security holders(2)	1,295,000	—	—
TOTAL	2,332,926		420,515

(1)	The 2013 Plan, which took effect on January 1, 2013, replaced the 2009 Plan, and authorizes the issuance of up to 2,700,000 shares.

(2)
During 2015, 2016 and 2017, the Company granted Long-Term Incentive Shares pursuant to employment agreements with certain new employees. The agreements provided for grants of inducement equity awards outside of the 2013 Plan. An aggregate of 1,095,000 shares were granted during 2015, 2016 and 2017 outside of the 2013 Plan to new hires, in accordance with NASDAQ Listing Rule 5635(c)(4) upon commencement of their employment. The remaining 200,000 shares were granted to four Sotera employees upon the Sotera acquisition in April 2017. The Company entered into employment agreements with the four Sotera employees.

Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our common stock (traded under the symbol “KEYW”) from December 31, 2012 through December 31, 2017, to two indices: the Russell 2000 Index and the NASDAQ Composite Index. In addition, the graph illustrates the performance of a peer group consisting of Engility Holdings, Inc. (EGL), ICF International, Inc. (ICFI), Mercury Computer Systems, Inc. (MRCY) and Kratos Defense & Security Solutions, Inc. (KTOS). These peers, while not direct competitors, were selected because they are comparable in such factors as annual revenue, market capitalization and number of employees. We believe that the stock performance of the selected peer group is a relevant comparison for investors. The graph assumes an initial investment of $100 on December 31, 2012, in KeyW common stock, each of the two indices and the peer group, each assuming dividend reinvestment. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

Item 6.	SELECTED FINANCIAL DATA
The following tables contain selected historical financial data for us for the years ended December 31, 2017, 2016, 2015, 2014 and 2013. The selected consolidated financial data presented should be read together with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included in Item 15 of this Annual Report. On April 4, 2017 we acquired Sotera and the results of Sotera's operations were included from the date of acquisition (refer to Note 2 - Acquisitions to the Consolidated Financial Statements in Item 15 of this Annual Report for more information).

	Years ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Cash and cash equivalents	$17,832	$41,871	$21,227	$39,601	$2,480
Working capital(1)	42,817	67,937	63,915	82,475	14,669
Total assets(1)	686,907	445,453	454,122	463,775	426,919
Long-term obligations(1)	290,243	175,596	165,936	130,893	70,103
Total stockholders' equity	311,012	232,936	251,825	299,218	299,491
(1) The Company adopted ASU 2015-17 as of January 1, 2017 on a retrospective basis and reclassified current deferred tax assets and liabilities to non-current deferred assets and liabilities (refer to Note 1 - Summary of Significant Accounting Policies to the Consolidated Financial Statements in Item 15 of this Annual Report for more information).

	Years ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Revenue	$441,586	$288,027	$297,935	$279,250	$288,909
Operating (loss) income	(5,432)	13,708	16,130	18,750	4,351
Net (loss) income from continuing operations	(10,951)	1,865	(29,910)	6,590	(2,962)
Net loss on discontinued operations	—	(27,593)	(28,712)	(20,125)	(8,257)
Net loss	(10,951)	(25,728)	(58,622)	(13,535)	(11,219)

Basic net (loss) earnings per share:
Continuing operations	$(0.22)	$0.05	$(0.77)	$0.18	$(0.08)
Discontinued operations	—	(0.69)	(0.74)	(0.54)	(0.23)
Basic net (loss) earnings per share	$(0.22)	$(0.64)	$(1.51)	$(0.36)	$(0.31)

Diluted net (loss) earnings per share:
Continuing operations	$(0.22)	$0.05	$(0.77)	$0.17	$(0.08)
Discontinued operations	—	(0.68)	(0.74)	(0.51)	(0.23)
Diluted net loss per share	$(0.22)	$(0.63)	$(1.51)	$(0.34)	$(0.31)

Adjusted EBITDA from continuing operations	40,640	31,423	35,970	38,471	36,983
Adjusted EBITDA from continuing operations as defined by us is a financial measure that is not calculated in accordance with U.S. GAAP. The Adjusted EBITDA from Continuing Operations Reconciliation tables below provide reconciliations of this non-U.S. GAAP financial measure to net income (loss), the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP. Adjusted EBITDA from continuing operations should not be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with U.S. GAAP. Our adjusted EBITDA from continuing operations may not be comparable to similarly titled measures of other companies because other companies may not calculate adjusted EBITDA from continuing operations or similarly titled measures in the same manner as we do. We prepare adjusted EBITDA from continuing operations to eliminate the impact of items that we do not consider indicative of our core operating performance. We encourage you to evaluate these adjustments and the reasons we consider them appropriate.

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

•	other companies in our industry may calculate adjusted EBITDA from continuing operations or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

	Adjusted EBITDA from Continuing Operations Reconciliation
	Years ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Net (loss) income from continuing operations	$(10,951)	$1,865	$(29,910)	$6,590	$(2,962)
Depreciation	8,946	6,449	5,877	5,329	5,738
Intangible amortization	11,416	6,113	7,087	7,737	20,534
Stock based compensation	4,228	3,472	5,524	6,421	5,731
Interest expense, net	17,015	10,812	10,299	8,934	3,508
Income tax (benefit) expense(1)	(11,060)	2,457	35,782	3,356	(2,479)
Acquisition costs and other adjustments (2)	21,046	255	1,311	104	6,913
Adjusted EBITDA from continuing operations	$40,640	$31,423	$35,970	$38,471	$36,983
(1) The income tax (benefit) expense for 2017 and 2015 included a valuation allowance adjustment for deferred tax assets and liabilities. The income tax (benefit) expense for 2017 included the effect of change in the federal tax rate.

(2) The other adjustments include $18.2 million of non-recurring acquisition and integration related costs in 2017, $3.0 million gain on the divestiture of SETA net of transaction costs and a write-off of $1.1 million related to a discontinued joint venture in 2016, and a legal settlement in 2013.
The following tables contain selected historical unaudited financial data by quarter for the years ended December 31, 2017 and 2016.

	2017				2016
	Three Months Ended Mar. 31	Three Months Ended June 30	Three Months Ended Sept. 30	Three Months Ended Dec. 31	Three Months Ended Mar. 31	Three Months Ended June 30	Three Months Ended Sept. 30	Three Months Ended Dec. 31
	(In thousands, except per share data and unaudited)
Revenue	$68,256	$124,058	$122,394	$126,878	$73,642	$73,346	$72,111	$68,928
Operating (loss) income(1)	(1,267)	(9,886)	1,266	4,455	4,939	5,067	4,240	(538)
Net (loss) income from continuing operations(1)	(3,884)	(17,787)	(5,329)	16,049	1,909	(436)	3,504	(3,112)
(Loss) income from continuing operations per share of common stock-basic(1)	(0.08)	(0.36)	(0.11)	0.32	0.05	(0.01)	0.09	(0.08)
(Loss) income from continuing operations per share of common stock-diluted(1)	(0.08)	(0.36)	(0.11)	0.32	0.05	(0.01)	0.09	(0.08)
Adjusted EBITDA from continuing operations(1)	4,452	10,544	11,629	14,015	8,463	9,402	8,370	5,188
(1)The Company has corrected three months ended June 30, 2017, and three months ended September 30, 2017, to reflect an increase of $1.1 million and $1.2 million, respectively, of intangible asset amortization resulting from immaterial errors related to the under allocation of purchase price to intangible assets from the Sotera acquisition.

	Adjusted EBITDA from Continuing Operations Reconciliation
	2017				2016
	Three Months Ended Mar. 31	Three Months Ended June 30	Three Months Ended Sept. 30	Three Months Ended Dec. 31	Three Months Ended Mar. 31	Three Months Ended June 30	Three Months Ended Sept. 30	Three Months Ended Dec. 31
	(In thousands and unaudited)
Net Income (Loss) from Continuing Operations(1)	$(3,884)	$(17,787)	$(5,329)	$16,049	$1,909	$(436)	$3,504	$(3,112)
Depreciation	1,432	2,225	2,508	2,781	1,555	1,931	1,495	1,468
Intangible Amortization(1)	1,650	3,604	3,604	2,558	1,467	1,467	1,528	1,651
Stock Compensation Amortization	958	1,140	956	1,174	478	669	1,025	1,300
Interest Expense	2,609	4,914	4,829	4,663	2,966	2,614	2,615	2,617
Income Tax Expense (Benefit)(2)	—	3,124	2,012	(16,196)	1,396	2,972	(1,876)	(35)
Acquisition Costs and Other Adjustments (3)	1,687	13,324	3,049	2,986	(1,308)	185	79	1,299
Adjusted EBITDA from Continuing Operations	$4,452	$10,544	$11,629	$14,015	$8,463	$9,402	$8,370	$5,188
(1)The Company has corrected three months ended June 30, 2017, and three months ended September 30, 2017, to reflect an increase of $1.1 million and $1.2 million, respectively, of intangible asset amortization resulting from immaterial errors related to the under allocation of purchase price to intangible assets from the Sotera acquisition.
(2) The income tax expense (benefit) in the fourth quarter of 2017 included a valuation allowance adjustment for deferred tax assets and liabilities, as well as the effect of change in the federal tax rate.
(3) The acquisition cost and other adjustments for 2017 include non-recurring acquisition and integration related costs of $1.7 million, $12.8 million, $2.4 million and $1.3 million in the first quarter, second quarter, third quarter and fourth quarter, respectively.

In 2016 the acquisition cost and other adjustments included $3.0 million gain on the divestiture of SETA net of transaction costs in the first quarter and a write-off of $1.1 million related to a discontinued joint venture in the fourth quarter.

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

•	Critical Accounting Policies. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations. An analysis of our segmented financial results comparing 2017 to 2016 and comparing 2016 to 2015.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and sources of and needs for liquidity.

•
Contractual Obligations and Commitments; Off-Balance-Sheet Arrangements.  Overview of contractual obligations, contingent liabilities, commitments, and off-balance-sheet arrangements outstanding as of December 31, 2017.

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
In addition, our acquisition of Sotera Holdings Inc., a Delaware corporation and its wholly owned subsidiary Sotera Defense Solutions Inc., a Delaware corporation (Sotera), completed on April 4, 2017, involves risks and uncertainties, including (i) the parties being unable to successfully implement integration strategies or realize the anticipated benefits of the acquisition, including the possibility that the expected synergies and cost reductions from the proposed acquisition will not be realized or will not be realized within the expected time period; (ii) the increased leverage and interest expense of the combined company and our ability to comply with debt covenants under our secured credit facility entered into on April 4, 2017; (iii) changes in future business conditions that could cause our goodwill, which will increase as a result of the Sotera acquisition, to become impaired, requiring substantial write-downs; (iv) areas of Sotera’s internal controls that may need to be remediated or improved; (v) general economic conditions and/or conditions affecting the parties’ current and prospective customers (vi) difficulties with, or delays in, the inability to achieve our revenue and adjusted EBITDA margin guidance for 2017, due to, among other things, unanticipated circumstances, trends or events affecting our financial performance; and (vii) other risk factors with respect to acquisitions contained in “Part I, Item 1A. Risk Factors,” and elsewhere in this report.
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
Executive Level Overview

We are a highly specialized provider of advanced engineering and technology solutions to support the collection, processing, analysis and dissemination of information across the full spectrum of the Intelligence, Cyber and Counterterrorism Communities’

missions. Our solutions protect our nation and its allies, and are designed to meet the critical needs of agile intelligence and U.S. Government national security priorities. Our core capabilities include advanced cyber operations and training; geospatial intelligence; cloud and data analytics; engineering; and intelligence analysis and operations. Other our offerings include a suite of Intelligence Surveillance and Reconnaissance (ISR) solutions deployed from an advanced sensor delivery platform, proprietary products-including electro-optical, hyperspectral and synthetic aperture radar sensors-and other products that we manufacture and integrate with hardware and software to meet unique and evolving intelligence mission requirements.

Our solutions focus on Intelligence Community (IC) customers, including the National Security Agency (NSA), the National Geospatial Intelligence Agency (NGA), the Army Geospatial Center (AGC) and other agencies within the IC and Department of Defense (DoD). In addition, we provide products and services to U.S. federal, state and local law enforcement agencies, foreign governments and other entities in the Cyber and Counterterrorism markets. Our acquisition of Sotera on April 4, 2017, provides new and enhanced access to agencies within the IC and DoD. Sotera adds high-priority new customer agencies to KeyW’s existing IC portfolio, including Federal Bureau of Investigation (FBI) and Department of Homeland Security (DHS) customers, and creates additional inroads at new areas of the DoD (e.g., Army Intelligence). We believe the combination of our advanced solutions, understanding of our customers’ mission; longstanding and successful customer relationships; operational capabilities; and highly skilled, cleared workforce will help expand our footprint in our core markets.

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

The policies that we have included below include:

•	Revenue Recognition

•	Goodwill

•	Income Taxes
Revenue Recognition
We derive the majority of our revenue from cost-plus-fixed-fee, cost-plus-award-fee, time-and-materials, and firm-fixed-price contracts.
Revenue from cost reimbursable contracts is recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost reimbursable contracts, we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as prior award experience and communications with the client regarding performance. For time-and-materials contracts, revenue is recognized based on billable rates times hours delivered plus materials and other reimbursable costs incurred. For firm-fixed-price service contracts, revenue is recognized using the proportional performance based on the estimated total costs of the project or percentage of completion. For fixed-price production contracts, revenue and cost are recognized at a rate per unit as the units are delivered or by other methods to measure services provided. This method of accounting requires estimating the total revenues and total contract costs of the contract. For the years ended December 31, 2017, 2016 and 2015 there were no material adjustments recorded related to revised contract estimates.
In certain circumstances, and based on correspondence with the end customer, management authorizes work to commence or to continue on a contract option, addition or amendment prior to the signing of formal modifications or amendments. We recognize revenue to the extent it is probable that the formal modifications or amendments will be finalized in a timely manner and that it is probable that the revenue recognized will be collected. For the years ended December 31, 2017, 2016 and 2015 there were no material modifications recorded related to work previously performed on projects prior to the execution of formal modifications or amendments.
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

At our election we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on our review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative impairment test to identify goodwill impairment and measure the amount of goodwill impairment loss to be recognized (if any) by comparing the fair value of a reporting unit with its carrying amount, using a combination of income and market approaches. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. As a result of the adoption of Accounting Standards Update (ASU) 2017-04, Intangibles - Goodwill and Other, if we determine the that goodwill is impaired we are no longer required to compare the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill, which is commonly referred to as Step 2.

Determining the fair value of a reporting unit is a judgment involving significant estimates and assumptions. These estimates and assumptions include revenue growth rates, operating margins and working capital requirements used to calculate projected future cash flows, risk-adjusted discount rates, selected multiples, control premiums and future economic and market conditions. We have based our fair value estimates on assumptions that we believe to be reasonable, but that are unpredictable and inherently uncertain. The Company evaluated goodwill at the beginning of the fourth quarter of fiscal years 2017, 2016 and 2015 and found no impairment to the carrying value of goodwill from continuing operations.
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
For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax liability or benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax obligations or benefits and subsequent adjustments as considered appropriate by management. The Company's policy is to record interest and penalties as an increase in the liability for uncertain tax obligations or benefits and a corresponding increase to the income tax provision. No material adjustments were recorded as of December 31, 2017, 2016, or 2015.
Results of Operations

CONSOLIDATED OVERVIEW (In thousands)	Year ended December 31, 2017		Year ended December 31, 2016		Year ended December 31, 2015
Revenue	$441,586	100.0%	$288,027	100.0%	$297,935	100.0%
Cost of revenue, excluding amortization	331,629	75.1%	196,772	68.3%	208,206	69.9%
Operating Expenses	103,973	23.5%	71,434	24.8%	66,512	22.3%
Intangible Amortization	11,416	2.6%	6,113	2.1%	7,087	2.4%
Interest expense, net	17,015	3.9%	10,812	3.8%	10,299	3.5%
Income Tax (Benefit) Expense, net on Continuing Operations	(11,060)	(2.5)%	2,457	0.9%	35,782	12.0%
Net Loss on Discontinued Operations	—	—%	(27,593)	(9.6)%	(28,712)	(9.6)%
Revenue
Revenue increased by $153.6 million, or 53.3%, in 2017 as compared to 2016. The revenue increase is primarily attributable to contracts acquired through the acquisition of Sotera, growth in our airborne ISR solutions business, and higher advanced geospatial intelligence products and solutions sales, partially offset by the completion of certain solutions contracts and the divestiture of our systems engineering and technical assistance (SETA) business in the first quarter of 2016.
Revenue decreased by $9.9 million, or 3.3%, in 2016 as compared to 2015. Excluding the contribution of the divested SETA business from both periods, revenue was essentially flat on a year-over-year basis. In addition to the SETA divestiture, revenue was impacted by growth in our airborne ISR business, higher advanced geospatial intelligence products and solutions sales, increased government cyber training initiatives and increased revenue from other solutions contracts, which was offset by certain solutions contracts that ended in the second quarter of 2016.
Cost of revenue, excluding amortization

Cost of revenue, excluding amortization, increased by $134.9 million for 2017 compared with 2016. The increase in the cost of revenue, excluding amortization, was driven largely by the increase in revenue. The increase in cost of revenue, excluding amortization, as a percentage of total revenue was primarily due to the contracts acquired through the Sotera acquisition, increased costs related to the growth in our airborne ISR solutions business, and the completion of certain higher-margin solutions contracts, as well as lower contract margins on a large follow-on services solutions program.
Cost of revenue, excluding amortization, decreased by $11.4 million for 2016 as compared with 2015. The decrease in cost of revenue, excluding amortization, as a percentage of total revenue was primarily due to a change in our revenue mix towards our higher-margin airborne ISR business, and higher advanced geospatial intelligence products and solutions sales.
Operating Expenses
Our operating expenses for 2017 increased by $32.5 million and decreased slightly as a percentage of revenue compared to 2016. The increase is due primarily to the addition of Sotera to our financial results from the closing of the Sotera acquisition on April 4, 2017, as well as $21.0 million of acquisition-related and other expenses, and higher stock-based compensation.
Our operating expense for 2016 increased by $4.9 million and as a percentage of revenue as compared to 2015. The increase was due primarily to higher indirect expenses, including higher business development costs and other general and administrative expenses.
Intangible Amortization
Intangible amortization expense increased $5.3 million in 2017 as compared to 2016. The increase was primarily a result of additional amortization related to the Sotera acquisition.
Intangible amortization expense decreased by $1.0 million in 2016 as compared to 2015. The decrease was primarily due to certain intangibles from prior acquisitions becoming fully amortized during the period.
Interest Expense, net
Interest expense, net, increased $6.2 million for 2017 as compared to 2016. The increase in interest expense, net, was due primarily to higher interest expense related to borrowings under the Term Loan Facility and the Revolving Loan Facility.
Interest expense, net, increased by $0.5 million for 2016 as compared with 2015. The increase in interest expense, net, is primarily due to amending our 2014 Credit Agreement during in 2016 and writing off $0.3 million of unamortized deferred financing costs.
Income Tax (Benefit) Expense, net on Continuing Operations
The effective tax rate for continuing operations was 50.2%, 56.8% and 609.4% for 2017, 2016 and 2015, respectively. On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. This legislation made significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, limitation of the tax deduction for interest expense, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 35% to 21%. As a result of the enacted law, the Company was required to revalue deferred tax assets and liability at the enacted rate. This revaluation resulted in the Company recording a benefit of $12.4 million to income tax through continuing operations and a corresponding reduction in the deferred tax liability. The revaluation also resulted in an adjustment to the value of deferred tax assets and liabilities and a corresponding adjustment to the valuation allowance. Additionally, the Company recorded an income tax benefit of $6.2 million as management has reassessed the ability to offset certain indefinite lived deferred tax liabilities with deferred tax assets, reducing the Company’s need for a valuation allowance by the portion of deferred tax assets that are expected to have indefinite lives under the new law.

The Company has recorded provisional estimates for valuation allowance reversal to certain state deferred tax assets based upon existing state tax law conformity to federal tax laws.  Management will continue to monitor state legislative actions in states where it files during 2018. The provisional estimates for state valuation allowance may change to the extent any state legislature modifies its conformity to the Tax Act. In other areas of the Tax Cuts and Jobs Act that had an impact, the Company was able to make reasonable estimates and has recorded provisional amounts.  There are no material elements of the Tax Act for which the Company was unable to make a reasonable estimate. The Company expects to finalize its assessment during the one year measurement period as prescribed by the Staff Accounting Bulletin 118.
The Company's effective tax rate for 2017 differers from the statutory rate due to the impact of the tax legislation, partial release of the valuation allowance in the fourth quart of 2017 and the current year movement of the indefinite lived intangible deferred tax liability. The Company’s effective tax rate for 2016 differs from statutory rates due to the Company’s inability to offset its indefinite lived intangible deferred tax expense against deferred tax assets in association with the recording of the valuation allowance movement.
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
Loss on Discontinued Operations
Loss on discontinued operations decreased by $27.6 million for 2017. The decrease in loss was solely the result of the sale of Hexis Cyber Solutions product lines in the second quarter of 2016.
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

Liquidity and Capital Resources

At December 31, 2017, we had approximately $17.8 million in cash and cash equivalents. Our working capital, defined as current assets minus current liabilities, was $42.8 million, which represents a decrease of approximately $25.1 million from December 31, 2016. The decrease in working capital is primarily due to the use of assets for the acquisition and subsequent integration of Sotera.

Cash from Operations

Operations provided approximately $10.2 million in cash during 2017, a decrease of $12.9 million as compared to 2016. The decrease was primarily due to timing of our collections of receivables and increased cash expenses related to the acquisition and integration of Sotera. A number of non-cash adjustments contributed to our net loss in 2017, including intangible amortization, depreciation, stock compensation expense, and amortization of convertible debt discount. Intangible amortization was approximately $11.4 million in 2017. Stock compensation expense was $4.2 million in 2017. Depreciation expense for 2017 was $8.9 million. Our need for additional working capital will be determined by our method and volume of growth. Growing through self-performed labor will require more working capital than growing using subcontractors, but we expect self-performed labor will be a more profitable alternative than using subcontractors.

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

Cash Flow from Investing
On April 4, 2017, we completed the acquisition of Sotera in a $235.9 million, net of cash acquired, all-cash transaction. The Sotera acquisition was funded through a combination of cash on hand and through borrowings from the new credit facility, discussed below in Cash Flow from Financing.

During 2016 we received $16.2 million in cash resulting from the divestiture of our SETA and the Hexis Cyber Solutions businesses. We spent approximately $9.8 million in cash to acquire four planes to help meet the needs of our expanding ISR business. We also spent approximately $2.5 million in cash to acquire a geospatial intelligence collection business.

Cash Flow from Financing
During 2017 we received $84.6 million of net proceeds from our January 2017 offering of common stock. Also on April 4, 2017, we entered into a $135 million term loan facility (the “2017 Term Loan Facility”) and a $50 million revolving credit facility (the “2017 Revolving Loan Facility”). At December 31, 2017, we had $131.6 million in borrowings under the 2017 Term Loan Facility and zero outstanding under the 2017 Revolving Credit Facility.

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
2017 Credit Facility
On April 4, 2017, we entered into (a) the $135 million 2017 Term Loan Facility and (b) the $50 million 2017 Revolving Credit Facility, the terms of which are set forth in a Credit Agreement (the “2017 Credit Agreement”), dated as of April 4, 2017 (the “Closing Date”), by and among Opco, as borrower, the Company, the several lenders party thereto, Royal Bank of Canada (“RBC”), as administrative agent and collateral agent (the “Agent”), and RBC Capital Markets, as lead arranger and bookrunner. The 2017 Credit Agreement replaced the 2014 Credit Agreement. Subject to the terms and conditions of the 2017 Credit Agreement, on April 4, 2017, we borrowed an aggregate of $135 million under the Term Loan Facility (the “Term Loan Proceeds”) and an aggregate of $10 million under the Revolving Loan Facility (the “Revolver Proceeds”).

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

Interest Rates
Borrowings under the 2017 Credit Agreement were and will be incurred in U.S. Dollars. All borrowings under the Credit Agreement may, at our option, be incurred as either eurodollar loans (Eurodollar Loans) or base rate loans (Base Rate Loans).

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

Maturity Dates
On December 21, 2017, the 2017 Credit Agreement was amended such that the 2017 Credit Facility matures on the earlier of (i) the five-year anniversary of the Closing Date, or (ii) the date that is 91 days prior to the scheduled maturity date of the Company’s 2.50% convertible senior notes due 2019, unless such notes are converted into equity or otherwise repaid or refinanced. The convertible senior notes are scheduled to mature on July 15, 2019.

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

Certain Covenants and Events of Default
The 2017 Credit Agreement contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, investments and transactions with affiliates. The 2017 Credit Agreement contains two financial covenants: (i) a maximum total leverage ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization and other adjustments described in the Credit Agreement (consolidated EBITDA) for the trailing four consecutive quarters of (a) 5.50 to 1.00 for any period ending on or prior to June 30, 2017; (b) 5.00 to 1.00 for any period thereafter ending on or prior to December 31, 2019; and (c) 4.50 to 1.00 for each fiscal quarter thereafter; and (ii) a minimum interest coverage ratio of consolidated EBITDA to consolidated interest expense for the trailing four consecutive quarters of 3:00 to 1:00.

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

At December 31, 2017, we were in compliance with all of our debt covenants under our 2017 Credit Facility.

Security
Our obligations under the 2017 Credit Agreement are secured by a pledge of substantially all of our and each other guarantors’ assets, including a pledge of the equity interests in certain of Opco’s domestic and first-tier foreign subsidiaries, subject to customary exceptions.

Outlook

We expect cash on hand, operating cash flow, and access to our line of credit will provide sufficient liquidity for fiscal 2018. We expect that our 2018 cash flow from operations will be positive. The manner in which we staff our contracts will impact the degree of working capital investment required to fuel our growth. Included in our net income are several significant non-cash transactions that would be add-backs to net income when calculating our cash flow from operations, including stock compensation expense, amortization of intangibles and depreciation of fixed assets.

After we went public in 2010, employees and investors began to exercise their options and warrants. Some of these exercises were done cashlessly, but other exercises were done by paying cash for their shares. We are unable to forecast what the employee and investor activity will be in 2018 with regard to these instruments. The total potential cash inflows from these instruments if all exercised for cash would be approximately $10 million.

Contractual Obligations and Commitments

	Total	Less than one year	1 – 3 years	3 – 5 years	More than 5 years
	(In thousands)
Facilities/Office space	$54,918	$12,390	$16,932	$14,034	$11,562
Office equipment	515	358	157	—	—
Total Operating Leases	55,433	12,748	17,089	14,034	11,562
Convertible Senior Notes	149,500	—	149,500	—	—
Term Loan Facility(1)	131,625	6,750	124,875	—	—
Total Contractual Obligations	$336,558	$19,498	$291,464	$14,034	$11,562
(1) The Term Loan Facility matures matures on the date that is 91 days prior to the scheduled maturity date of our convertible senior notes which mature on July 15, 2019, unless such notes are converted into equity or otherwise repaid or refinanced. Thus, unless repaid or refinanced, our senior credit facility matures on April 15, 2019. The convertible senior notes are scheduled to mature on July 15, 2019.
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial position is exposed to several risks including interest rate risk and credit risk. We do not use any derivative financial instruments to manage currency exchange rate risk, interest rate risk, equity market or commodity price risk.

Currency Exchange Rates

We currently do not have any material foreign currency risk, and accordingly estimate that an immediate 10% change in foreign exchange rates would not have a material impact on our results from operations.

Interest Rates

Our exposure to market risk relates to changes in interest rates for borrowings under our 2017 Credit Facility. A hypothetical 1% increase in interest rates would have increased our interest expense by approximately $1.0 million for the twelve months ended December 31, 2017, and likewise decreased our income and cash flows.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings and submissions to the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Such controls include those designed to ensure that information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the CEO and CFO concluded that due to material weaknesses in our internal control over financial reporting described below under Management's Annual Report on Internal Control Over Financial Reporting, our disclosure controls and procedures were not effective as of December 31, 2017.

In light of the material weaknesses in internal control over financial reporting, we engaged significant internal and external resources to perform supplemental procedures prior to filing this Annual Report on Form 10-K. These additional procedures have allowed us to conclude that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Under the supervision and with the participation of management, we assessed our internal control over financial reporting as of December 31, 2017, the end of our fiscal year. Management based its assessment on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our management’s assessment of the effectiveness of our internal control over financial reporting included testing and evaluating the design and operating effectiveness of our internal controls. Based on this assessment, management has concluded that due to the material weaknesses in internal control over financial reporting described below, our internal control over financial reporting was not effective as of December 31, 2017. We reviewed the results of management's assessment with the audit committee of our board of directors.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As part of its evaluation of internal control over financial reporting described above, management identified the following deficiencies that individually, or in the aggregate, constituted material weaknesses in our internal control over financial reporting as of December 31, 2017:

•
Ineffective Control Environment - The Company’s control environment did not sufficiently promote internal controls over financial reporting. Specifically, management failed to properly evaluate competence across the accounting department and in outsourced service providers to support the achievement of the Company’s control objectives and establish adequate mechanisms to communicate and hold individuals accountable for performance of internal control responsibilities and implement corrective action as necessary. The Company’s failure to establish an effective control environment contributed to other material weaknesses including:

◦
Management’s review of its accounting for the purchase price allocation and amortization of intangibles related to its acquisition of Sotera did not adequately address the risk that incorrect forecast assumptions were incorporated into the Company’s acquired intangible asset valuation model used for accounting purposes. The deficiency resulted in a material error that was corrected within the fiscal year.

◦	Management failed to accurately assess certain non-routine events in order to properly evaluate the impact of those transactions on the Company’s financial statements.

◦
As previously disclosed in our FY 2016 financial statements, the Company did not have adequate controls in place to properly evaluate, and account for, complex or unusual revenue arrangements and apply the appropriate revenue recognition guidance in accordance with GAAP.

◦	Management failed to perform timely controls over the existence of the Company’s fixed assets.

•
Ineffective Control Activities - The Company’s control activities did not sufficiently establish policies and procedures to design effective controls, establish responsibilities to execute these policies and procedures and hold individuals accountable for performance of these responsibilities. The Company had multiple control deficiencies and significant deficiencies aggregating to a material weakness over ineffective control activities.

The control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis in the future, and therefore we concluded that the deficiencies represent a material weakness in the Company’s internal control over financial reporting.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Management is committed to the planning and implementation of remediation efforts to address the material weaknesses. These remediation efforts, summarized below, which have been implemented or are in process of implementation are intended to both address the identified material weaknesses and to enhance our overall financial control environment and control activities. In this regard, our initiatives include:

•
Enhancements to the Company’s control environment - The Company has identified and is in the process of implementing several enhancements including: (i) the evaluation of competence of all current accounting personnel, including outsourced service providers, to support achievement of the Company’s control objectives; (ii) the creation of a new position, Technical Accounting Director, which is in the process of being filled and will be responsible for reviewing and monitoring all unique, complex, and/or significant accounting transactions; (iii) the creation of a new position, Manager of Internal Controls, who will be responsible for overseeing the design of controls, remediation of prior control deficiencies, and enhancement of control activities; (iv) development of comprehensive training and development program for senior-level management, control owners and accounting personnel; (v) establishment of an Internal Controls Council (ICC) that will include key control owners across the organization and will directly enforce accountability and ownership over internal control responsibilities; (vi) enforce adherence to a quarterly sub-certification of internal controls by key control owners; (vii) continue to evaluate the effectiveness of control owners’ remediation of internal controls; and (viii) continue to evaluate the resources required to right-size the accounting and financial reporting, internal audit, and information technology functions.

•
Enhancement to the Company’s control activities - The Company has identified specific actions to be implemented during the first half of FY 2018 in support of improving the performance over internal control activities including: (i) development of a detailed accounting close checklist that identifies control owners, responsibilities for effectively performing controls, and requirements for timely completion of those activities and; (ii) implementation of automated workflows to reduce reliance on manual processes in support of timely and effective control activities.

When fully implemented and operational, we believe the measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weaknesses described above will continue to exist.
Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, who also audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their reports, which appear with our accompanying consolidated financial statements.

Changes in Internal Control Over Financial Reporting

The Company acquired Sotera on April 4, 2017. As permitted by the SEC, we have excluded Sotera from our assessment of and conclusion on the effectiveness of the Company’s internal control over financial reporting.

Other than the material weaknesses and ongoing remediation efforts described above, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item will be included in and is incorporated herein by reference from our 2018 Proxy Statement.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in and is incorporated herein by reference from our 2018 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in and is incorporated herein by reference from our 2018 Proxy Statement.
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

The information required by this Item will be included in and is incorporated herein by reference from our 2018 Proxy Statement.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in and is incorporated herein by reference from our 2018 Proxy Statement.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
The KeyW Holding Corporation
Hanover, Maryland

We have audited the internal control over financial reporting of The KeyW Holding Corporation and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated March 16, 2018, expressed an unqualified opinion on those financial statements.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Sotera Defense Solutions, Inc. which was acquired on April 4, 2017 and whose financial statements constitute 7% of total assets, 34% of revenues, and 18% of the net loss of the consolidated financial statement amounts as of and for the year ended December 31, 2017. Accordingly, our audit did not include the internal control over financial reporting at Sotera Defense Solutions, Inc.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:
Control Environment - The Company’s control environment did not sufficiently promote internal controls over financial reporting which resulted in management’s failure to properly evaluate competence across the accounting department and in outsourced service providers to support the achievement of the Company’s control objectives and establish adequate mechanisms to communicate and hold individuals accountable for performance of internal control responsibilities and implement corrective action as necessary. The Company’s failure to establish an effective control environment contributed to other material weaknesses including: (i) management’s review of its purchase price allocation and amortization of intangible assets related to accounting for its acquisition of Sotera Defense Solutions, Inc. did not adequately address the risk that incorrect forecast assumptions were incorporated into the Company’s acquired intangible asset valuation model used for accounting purposes which resulted in a material error that required correction; (ii) management did not accurately assess certain non-routine events in order to properly evaluate the impact of those transactions on the Company’s financial statements; (iii) the Company did not have adequate controls in place to properly evaluate, and account for, complex or unusual revenue arrangements and apply the appropriate revenue recognition guidance in accordance with GAAP; and (iv) management did not perform timely controls over the existence of the Company’s fixed assets;
Control Activities - The Company’s control activities did not sufficiently establish policies and procedures to design effective controls, establish responsibilities to execute these policies and procedures and hold individuals accountable for performance of these responsibilities.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2017, of the Company, and this report does not affect our report on such financial statements.

/s/ DELOITTE & TOUCHE LLP

Baltimore, Maryland
March 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
The KeyW Holding Corporation
Hanover, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The KeyW Holding Corporation and subsidiaries (the "Company") as of December 31, 2017, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for the year ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and the results of its operations and its cash flows for the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2018, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Baltimore, Maryland
March 16, 2018

We have served as the Company's auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
The KeyW Holding Corporation

We have audited the accompanying consolidated balance sheets of The KeyW Holding Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The KeyW Holding Corporation and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Baltimore, Maryland
March 15, 2017

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value per share amounts)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$17,832	$41,871
Receivables	87,665	43,141
Inventories, net	20,496	15,178
Prepaid expenses	2,266	1,350
Income tax receivable	210	318
Assets of discontinued operations	—	3,000
Total current assets	128,469	104,858
Property and equipment, net	43,283	40,615
Goodwill	455,197	290,710
Other intangibles, net	57,045	7,871
Other assets	2,913	1,399
TOTAL ASSETS	$686,907	$445,453

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,609	$6,913
Accrued expenses	17,862	9,941
Accrued salaries & wages	29,341	15,122
Term loan – current portion	6,750	—
Deferred revenue	6,090	3,760
Liabilities of discontinued operations	—	1,185
Total current liabilities	85,652	36,921
Long-term liabilities:
Convertible senior notes, net of discount	138,998	132,482
Term note – non-current portion, net of discount	120,627	—
Non-current deferred tax liabilities	19,174	30,409
Other non-current liabilities	11,444	12,705
TOTAL LIABILITIES	375,895	212,517
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 100,000 shares authorized, 49,876 and 40,977 shares issued and outstanding	50	41
Additional paid-in capital	422,901	333,883
Accumulated deficit	(111,939)	(100,988)
Total stockholders' equity	311,012	232,936
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$686,907	$445,453

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
Revenues	$441,586	$288,027	$297,935
Costs of revenue, excluding amortization	331,629	196,772	208,206
Operating expenses	103,973	71,434	66,512
Intangible amortization expense	11,416	6,113	7,087
Operating (loss) income	(5,432)	13,708	16,130
Interest expense, net	17,015	10,812	10,299
Other non-operating income, net	(436)	(1,426)	(41)
(Loss) earnings before income taxes from continuing operations	(22,011)	4,322	5,872
Income tax (benefit) expense, net on continuing operations	(11,060)	2,457	35,782
Net (loss) income from continuing operations	(10,951)	1,865	(29,910)
Loss before income taxes from discontinued operations	—	(28,082)	(42,896)
Income tax benefit, net on discontinued operations	—	(489)	(14,184)
Net loss on discontinued operations	—	(27,593)	(28,712)
Net loss	$(10,951)	$(25,728)	$(58,622)

Weighted average common shares outstanding
Basic	48,921	40,501	38,722
Diluted	48,921	41,012	38,722

Basic net (loss) earnings per share:
Continuing operations	$(0.22)	$0.05	$(0.77)
Discontinued operations	—	(0.69)	(0.74)
Basic net loss per share	$(0.22)	$(0.64)	$(1.51)

Diluted net (loss) earnings per share:
Continuing operations	$(0.22)	$0.05	$(0.77)
Discontinued operations	—	(0.68)	(0.74)
Diluted net loss per share	$(0.22)	$(0.63)	$(1.51)

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital (APIC)	(Accumulated Deficit) Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance, January 1, 2015	37,601	$38	$315,818	$(16,638)	$299,218
Net loss	—	—	—	(58,622)	(58,622)
Warrant exercise, net	1,504	2	4,548	—	4,550
Option exercise	74	—	(463)	—	(463)
Restricted stock issuances	591	—	4,165	—	4,165
Restricted stock forfeitures	(48)	—	(283)	—	(283)
Equity issued as part of acquisitions	243	—	1,858	—	1,858
Equity canceled related to a previous acquisition	(24)	—	(240)	—	(240)
Stock based compensation	—	—	1,642	—	1,642
Balance, December 31, 2015	39,941	40	327,045	(75,260)	251,825
Net loss	—	—	—	(25,728)	(25,728)
Warrant exercise, net	821	1	1,919	—	1,920
Option exercise, net	82	—	537	—	537
Restricted stock issuances	187	—	3,452	—	3,452
Restricted stock forfeitures	(163)	—	(1,297)	—	(1,297)
Equity issued as part of acquisitions, net	129	—	1,130	—	1,130
Shares withheld for tax withholding on vesting of restricted stock	(20)	—	(220)	—	(220)
Stock based compensation	—	—	1,317	—	1,317
Balance, December 31, 2016	40,977	41	333,883	(100,988)	232,936
Net loss	—	—	—	(10,951)	(10,951)
Warrant exercise, net	14	—	—	—	—
Option exercise, net	35	—	222	—	222
Restricted stock issuances	400	—	2,289	—	2,289
Restricted stock forfeitures	(48)	—	(290)	—	(290)
Shares withheld for tax withholding on vesting of restricted stock	(2)	—	(9)	—	(9)
Stock issued in secondary offering, net of expenses	8,500	9	84,577	—	84,586
Stock based compensation	—	—	2,229	—	2,229
Balance, December 31, 2017	49,876	$50	$422,901	$(111,939)	$311,012

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Net loss	$(10,951)	$(25,728)	$(58,622)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	4,228	3,472	5,524
Depreciation/amortization	20,363	13,578	19,849
Impairment of goodwill from discontinued operations	—	6,980	8,000
Non-cash interest expense	7,252	6,294	5,149
Write-off of deferred financing costs	—	340	—
Loss (gain) on disposal of long-lived assets	5	(3,447)	1,186
Loss on sale of assets held for sale	—	3,568	—
Deferred taxes	(11,093)	1,967	22,428
Changes in balance sheet items, excluding acquisitions:
Receivables	(4,002)	15,516	1,368
Inventory	(5,318)	(663)	(4,441)
Prepaid expenses	599	(759)	356
Income tax receivable	108	(16)	2,827
Accounts payable	11,689	(4,694)	1,341
Accrued expenses	(350)	6,240	5,134
Other non-current assets/liabilities	(2,328)	447	1,336
Net cash provided by operating activities	10,202	23,095	11,435
Cash flows from investing activities:
Acquisitions, net of cash acquired	(235,856)	(2,504)	(20,991)
Purchase of property and equipment	(10,121)	(18,410)	(13,742)
Proceeds from sale of assets	—	16,226	—
Net cash used in investing activities	(245,977)	(4,688)	(34,733)
Cash flows from financing activities:
Proceeds from stock issuances, net	84,586	—	—
Proceeds from issuance of term note	135,000	—	—
Principal payments of term note	(3,375)	—	—
Deferred financing costs	(4,688)	—	—
Proceeds from revolver	10,000	—	—
Repayment of revolver	(10,000)	—	—
Proceeds from option and warrant exercises, net	213	2,237	4,924
Net cash provided by financing activities	211,736	2,237	4,924
Net (decrease) increase in cash and cash equivalents	(24,039)	20,644	(18,374)
Cash and cash equivalents at beginning of period	41,871	21,227	39,601
Cash and cash equivalents at end of period	$17,832	$41,871	$21,227
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,426	$3,883	$3,914
Cash paid (refunded) for taxes	$6	$40	$(3,601)
Equity issued for acquisitions, net	$—	$1,130	$1,618
Non-cash fixed asset additions	$—	$—	$5,652

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
KeyW is a provider of advanced engineering and technology solutions to support the collection, processing, analysis and dissemination of information across the full spectrum of the Intelligence, Cyber and Counterterrorism Communities’ missions. Our solutions protect our nation and its allies, and are designed to meet the critical needs of agile intelligence and U.S. Government national security priorities. Our core capabilities include advanced cyber operations and training; geospatial intelligence; cloud and data analytics; engineering; and intelligence analysis and operations. Other KeyW offerings include a suite of Intelligence Surveillance and Reconnaissance (ISR) solutions deployed from an advanced sensor delivery platform, proprietary products-including electro-optical, hyperspectral and synthetic aperture radar sensors-and other products that we manufacture and integrate with hardware and software to meet unique and evolving intelligence mission requirements.

KeyW's solutions focus on Intelligence Community (IC) customers, including the National Security Agency (NSA), the National Geospatial Intelligence Agency (NGA), the Army Geospatial Center (AGC) and other agencies within the IC and Department of Defense (DoD). In addition, we provide products and services to U.S. federal, state and local law enforcement agencies, foreign governments and other entities in the Cyber and Counterterrorism markets. KeyW's acquisition of Sotera Holdings Inc., a Delaware corporation and its wholly owned subsidiary Sotera Defense Solutions Inc., a Delaware corporation (Sotera) on April 4, 2017, provides new and enhanced access to agencies within the IC and DoD. Sotera adds high-priority new customer agencies to KeyW’s existing IC portfolio, including Federal Bureau of Investigation (FBI) and Department of Homeland Security (DHS) customers, and created additional opportunities to new areas of the DoD (e.g., Army Intelligence). We believe the combination of our advanced solutions, understanding of our customers’ mission; longstanding and successful customer relationships; operational capabilities; and highly skilled, cleared workforce will help expand our footprint in our core markets.
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
Contract revenue recognition inherently involves estimation. Examples of estimates include the contemplated level of effort to accomplish the tasks under the contract, the cost of the effort, and an ongoing assessment of our progress toward completing the contract. From time to time, as part of our management processes, facts develop that require us to revise our estimated total costs or revenue. To the extent that a revised estimate affects contract profit or revenue previously recognized, we record the cumulative effect of the revision in the period in which the facts requiring the revision become known. For the years ended December 31, 2017, 2016 and 2015 there were no material adjustments recorded related to revised contract estimates.

In certain circumstances, and based on correspondence with the end customer, management authorizes work to commence or to continue on a contract option, addition or amendment prior to the signing of formal modifications or amendments. We recognize revenue to the extent it is probable that the formal modifications or amendments will be finalized in a timely manner and that it is probable that the revenue recognized will be collected. For the years ended December 31, 2017, 2016 and 2015 there were no material modifications recorded related to work previously performed on projects prior to the execution of formal modifications or amendments.
Cost of Revenues
Cost of revenues consists primarily of compensation expenses for program personnel, the fringe benefits associated with this compensation and other direct expenses incurred to complete programs, including cost of materials, depreciation and subcontract efforts.
Inventories
Inventories are valued at the lower of cost or net realizable value. Our inventory consists of specialty products that we manufacture on a limited quantity basis for our customers. As of December 31, 2017 and 2016, we had inventory reserve balances of $0.9 million and $0.6 million respectively, for certain products where the market has not developed as expected.
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. Invoice terms range from net 10 days to net 90 days. Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based on its assessment of the status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written-off through a charge to the valuation allowance and a credit to accounts receivable. For the years ended December 31, 2017, 2016 and 2015 there were no credits to the valuation allowance.
Property and Equipment
All property and equipment are stated at acquisition cost or in the case of self-constructed assets, the cost of labor and a reasonable allocation of overhead costs (no general and administrative costs are included). The cost of maintenance and repairs, which do not significantly improve or extend the life of the respective assets, are charged to operations as incurred.
Provisions for depreciation and amortization are computed on either a straight-line method or accelerated methods acceptable under accounting principles generally accepted in the United States of America (“U.S. GAAP”) over the estimated useful lives of between three and seven years. Leasehold improvements are amortized over the lesser of the terms of the underlying leases or the estimated useful lives of the assets.
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

At our election we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on our review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative impairment test to identify goodwill impairment and measure the amount of goodwill impairment loss to be recognized (if any) by comparing the fair value of a reporting unit with its carrying amount, using a combination of income and market approaches. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. As a result of the adoption of Accounting Standards Update (ASU) 2017-04, Intangibles - Goodwill and Other, if we determine the that goodwill is impaired we are no longer required to compare the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill, which is commonly referred to as Step 2.

Determining the fair value of a reporting unit is a judgment involving significant estimates and assumptions. These estimates and assumptions include revenue growth rates, operating margins and working capital requirements used to calculate projected future cash flows, risk-adjusted discount rates, selected multiples, control premiums and future economic and market conditions. We have based our fair value estimates on assumptions that we believe to be reasonable, but actual future events may differ from these assumptions. The Company evaluated goodwill at the beginning of the fourth quarter of fiscal years 2017, 2016 and 2015 and found no impairment to the carrying value of goodwill from continuing operations. See note Note 16 - Businesses Held for Sale, Discontinued Operations and Dispositions for discussion of goodwill impairments associated with the Company's discontinued operations.
As further described in Note 2 - Acquisitions, during the second quarter of 2017, the Company completed the acquisition of Sotera. The goodwill related to the Sotera acquisition represents all the 2017 additions to goodwill. A summary of the changes to goodwill is as follows (in thousands):

Goodwill as of December 31, 2016	$290,710
Acquisition	164,487
Goodwill as of December 31, 2017	$455,197
Intangibles
Intangible assets consist of the value of customer related intangibles acquired in various acquisitions. Intangible assets are amortized on a straight line basis over their estimated useful lives unless the pattern of usage of the benefits indicates an alternative method is more representative. The useful lives of the intangibles range from one to sixteen years.
Concentrations of Credit Risk
We maintain cash balances that, at times, during the years ended December 31, 2017 and 2016 exceeded the federally insured limit on a per financial institution basis. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to cash. In addition, we have credit risk associated with our receivables that arise in the ordinary course of business. In excess of 90% of our total revenue is derived from contracts where the end customer is the U.S. Government and any disruption to cash payments from our end customer could put the Company at risk.
Use of Estimates
Management uses estimates and assumptions in preparing these consolidated financial statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Significant estimates include amortization lives, depreciation lives, proportional performance revenue, inventory obsolescence reserves, income taxes and stock compensation expense. Actual results could vary from the estimates that were used.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with original maturities of three months or less, when purchased, to be cash equivalents.
Fair Value of Financial Instruments
The balance sheet includes various financial instruments consisting of cash and cash equivalents, accounts receivable, and accounts payable. The fair values of these instruments approximate the carrying values due to the short maturity of these instruments. The balance sheet also includes our convertible senior notes, which have a carrying amount of $139.0 million as of December 31, 2017, the fair value of the convertible senior notes as of December 31, 2017, was estimated at $141.8 million using a market approach with Level 2 inputs (see footnote 3, Fair Value Measurements).
Research and Development
Internally funded research and development costs are expensed as incurred and are included in cost of operations in the accompanying consolidated statements of operations. In accordance with FASB ASC Topic 730, Research and Development, such costs consist primarily of payroll, materials, subcontractor and an allocation of overhead costs related to product development. Research and development costs totaled $3.7 million, $4.6 million and $3.4 million for years ended December 31, 2017, 2016 and 2015, respectively, and are included as operating expenses in the consolidated statement of operations.
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
For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax liability or benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax obligations or benefits and subsequent adjustments as considered appropriate by management. The Company's policy is to record interest and penalties as an increase in the liability for uncertain tax obligations or benefits and a corresponding increase to the income tax provision. No material adjustments were recorded as of December 31, 2017, 2016, or 2015.
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

The following table presents the calculation of basic and diluted net loss per share (in thousands except per share amounts):

	December 31, 2017	December 31, 2016	December 31, 2015
Net Income (Loss) from Continuing Operations	$(10,951)	$1,865	$(29,910)
Net Loss on Discontinued Operations	—	(27,593)	(28,712)
Net Loss	$(10,951)	$(25,728)	$(58,622)

Weighted-average shares – basic	48,921	40,501	38,722
Effect of dilutive potential common shares	—	511	—
Weighted-average shares – diluted	48,921	41,012	38,722

Net Income (Loss) per share from Continuing Operations – basic	$(0.22)	$0.05	$(0.77)
Net Loss per share from Discontinued Operations – basic	—	(0.69)	(0.74)
Net Loss per share – basic	$(0.22)	$(0.64)	$(1.51)

Net Income (Loss) per share from Continuing Operations – diluted	$(0.22)	$0.05	$(0.77)
Net Loss per share from Discontinued Operations – diluted	—	(0.68)	(0.74)
Net Loss per share – diluted	$(0.22)	$(0.63)	$(1.51)

Anti-dilutive share-based awards, excluded	2,543	2,499	5,281
Employee equity share options, restricted shares and warrants granted by the Company are treated as potential common shares outstanding in computing diluted earnings (loss) per share. Diluted shares outstanding include the dilutive effect of in-the-money options and in-the-money warrants and unvested restricted stock. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury-stock method, the amount the employee must pay for exercising stock options and the amount of compensation cost for future service that the Company has not yet recognized are collectively assumed to be used to repurchase shares. As the Company incurred a net loss from continuing operations for the years ended December 31, 2017 and 2015, none of the outstanding dilutive share-based awards were included in the diluted share calculation as they would have been anti-dilutive.
The Company uses the if-converted method for calculating any potential dilutive effect of the conversion spread of our Convertible Senior Notes due 2019 (the "Notes") on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share of common stock when the average market price of our common stock for a given period exceeds the Notes' conversion price of $14.83. For the year ended December 31, 2017, approximately 10.1 million shares related to the Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the conversion price of the Notes exceeded the average market price of the Company's common shares for the years ended December 31, 2017, 2016 and 2015.
Share Based Compensation
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
Segment Reporting
FASB ASC Section 280, Segment Reporting, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. The guidance also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company defines its reportable segments based on the way the chief operating decision maker (CODM), currently its chief executive officer, manages the operations of the Company for allocating resources and assessing performance. The Company had historically operated two segments, Government Solutions and Commercial Cyber Solutions. The Company disposed of the assets and liabilities of its Commercial Cyber Solutions during the second quarter of 2016, (see Note 16 - Businesses Held for Sale, Discontinued Operations and Dispositions). Therefore, we reclassified the results of our Hexis business, which comprised our entire Commercial Cyber Solutions reportable segment, as discontinued operations for all periods presented in our consolidated financial statements. As a result of the acquisition of Sotera during the second quarter of 2017, there was no change in operating or reporting segments. The Company conducts business as one operating and reporting segment.
Recently Adopted Accounting Pronouncements
In November 2015, the FASB issued ASU 2015-17, Income Taxes (ASU 2015-17), amending the accounting for income taxes and requiring all deferred tax assets and liabilities to be classified as non-current on the condensed consolidated balance sheet. The ASU is effective for reporting periods beginning after December 15, 2016. The Company adopted ASU 2015-17 as of January 1, 2017 on a retrospective basis and as of December 31, 2016, reclassified $1.2 million current deferred tax liability to non-current deferred tax liability on our consolidated balance sheets.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The amendments in ASU 2016-09 to Topic 718, Compensation - Stock Compensation, simplified several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements as well as classification in the statements of cash flows. The amendments in the new standard are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU 2016-09 in the first quarter of 2017 and it did not impact its condensed consolidated financial statements. The adoption of ASU 2016-09 impacted our accounting policies as follows: (1) Excess tax benefits and tax deficiencies related to share-based payment awards are recognized prospectively as part of the income tax provision in the Condensed Consolidated Statements of Operations. (2) Excess tax expense related to share-based payment awards are classified in operating activities in the Condensed Consolidated Statements of Cash Flows. We applied this provision on a retrospective basis and for the year ended December 31, 2015, and reclassified $0.8 million of excess tax expense from stock-based compensation from financing activities to operating activities on our consolidated statements of cash flows. (3) The Company elected to account for forfeitures related to share-based awards when they occur and have applied the accounting policy change on a modified retrospective basis, as required by ASU 2016-09.

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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, (Topic 606), which will change the way the Company recognizes revenue and significantly expand the disclosure requirements for revenue arrangements. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.

The new standard is effective for interim and annual periods beginning on or after December 15, 2017. The guidance permits the use of either a full retrospective or modified retrospective transition method. We adopted the new standard effective January 1, 2018 using the modified retrospective transition method. Under this method, we will record the cumulative effect of adopting the new standard to the opening balance of retained earnings as of January 1, 2018.

The Company has evaluated the impact of Topic 606 and is finalizing the implementation of updates to our business processes, accounting policies, systems and controls to support adoption of the new standard. The Company has also assessed the impact that the new standard will have on the differences in the timing and/or method of revenue recognition for our contracts.

The Company generates the majority of its revenue from cost-plus-fixed-fee, cost-plus-award-fee, time-and-materials, and firm-fixed-price contracts. Currently, the Company recognizes revenue for cost reimbursable contracts as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For time-and-materials contracts, revenue is recognized based on billable rates times hours delivered plus materials and other reimbursable costs incurred. Under Topic 606, the Company will continue to use metrics such as time and cost expended to measure its progress toward completion of performance obligations for cost reimbursable and time-and-materials contracts and, as such, the Company does not expect that there will be a significant change in the amount or timing of revenue recognized. When applicable, the Company has elected to use the invoice practical expedient for cost reimbursable and time-and-materials contracts where progress to completion is estimated using an output method. That practical expedient provides that, if the Company has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date, the Company may recognize revenue in the amount to which it has a right to invoice.

The majority of the Company’s firm-fixed price contracts are for the delivery of goods for which the performance obligations are satisfied and revenue is currently recognized at a point in time, typically upon delivery of goods. Under Topic 606, revenue for these contracts will continue to be recognized at a point in time as they are for the sale of off-the-shelf products. The remaining fixed price contracts are recognized over time using either estimates of total costs on the project, a rate per unit as units are delivered or by other methods to measure service such as the passage of time. Under Topic 606, these contracts will be recognized over time using the cost-to-cost method due to the continuous transfer of control to the customer. For U.S. Government contracts, this continuous transfer of control to the customer is supported by clauses in the contracts that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process.

For performance-based fees under cost reimbursable contracts, the Company currently recognizes the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as prior award experience and communications with the client regarding performance. Under Topic 606, the Company will estimate the variable consideration to include in the transaction price using the expected value method or the most likely amount method, depending on which method best predicts the amount of consideration to which the Company will be entitled. The Company will continue to use factors such as prior award experience and communications with the customer regarding performance to estimate the variable consideration. Therefore, the Company does not expect that there will be a significant change in its estimation process upon adoption of the new standard.

The Company may identify a different number of performance obligations under Topic 606 compared to deliverables under the existing requirements. However, based on the timing of completing these performance obligations, the Company does not expect this change to have a material quantitative effect on its revenue in periods after adoption.

Based on our evaluation of Topic 606, the cumulative effect of adopting Topic 606 is expected to be immaterial. In addition to opening retained earnings, the balance sheet impact of the cumulative adjustment primarily relates to reclassifications among unbilled receivables, contract assets and deferred revenue to align with the new standard. Furthermore, the Company does not expect Topic 606 to have a material impact on the results of operations or cash flows in the periods after adoption.

The new standard also requires disclosure of quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company will expand its existing revenue disclosure upon adopting the new standard to meet this requirement.

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

2. ACQUISITIONS
On April 4, 2017, the Company's wholly owned operating company, Opco, completed the merger (the “Merger”) of Sandpiper Acquisition Corporation, a wholly owned subsidiary of Opco, with and into Sotera, with Sotera surviving the Merger as a wholly-owned subsidiary of Opco. The purchase consideration net of cash acquired, for the acquisition of Sotera was $235.9 million. The acquisition of Sotera was completed as an all-cash transaction.

The Company acquired Sotera to diversify its portfolio and provide new and enhanced access to agencies within the IC and DoD. Sotera adds high-priority new customer agencies to KeyW’s existing IC portfolio, including FBI and DHS customers, and created additional opportunities at new areas of the DoD (e.g., Army Intelligence). Sotera adds significant scale, helping to create a unique, IC-focused provider. Sotera adds complementary capabilities to KeyW’s existing suite in agile software and solution development, cyber security and data analytics. In addition, the combined company offers customers advanced emerging technologies focused on machine learning and big data solutions. Sotera adds access to a large portfolio of prime contracts and indefinite delivery indefinite quantity (ID/IQ) vehicles, which expands KeyW’s overall presence in the IC and DoD. The combined contract portfolio provides the opportunity to sell both KeyW and Sotera capabilities to new and existing customers, serving as a platform intended to drive future growth.

The fair values of the assets acquired and liabilities assumed at the date of the transaction were as follows (in thousands):

Cash	$11,583
Receivables	37,521
Prepaid expenses	1,679
Fixed assets	1,499
Intangibles	60,590
Goodwill	164,487
Deferred tax assets	142
Other assets	1,149
Total assets acquired	278,650
Accounts payable	7,007
Accrued expenses	9,818
Accrued salaries and wages	10,784
Deferred revenue	1,505
Long-term obligations	2,097
Total liabilities assumed	31,211
Net assets acquired	$247,439
Net cash paid	$235,856
Actual cash paid	$247,439
The goodwill includes the value of the acquiring of an assembled workforce of cleared personnel to expand our presence with new and existing customers. The value of having that assembled workforce generated the majority of the goodwill from the acquisition of Sotera and drove much of the purchase price in addition to other identified intangibles. The goodwill presented above includes $103.5 million of tax deductible goodwill.
The Company identified $60.6 million of other intangible assets, including backlog and customer relationships. The following table summarizes the preliminary fair value of intangibles assets acquired at the date of acquisition and the related weighted average amortization period:

Intangible Asset Type	Weighted average amortization period	Fair Value
	(in years)	(in thousands)
Customer relationships	16	$56,700
Backlog	1	3,890
Total		$60,590

Related to the acquisition of Sotera, during 2017, the Company incurred $4.3 million of acquisition related expenses. In connection with the integration of Sotera, during 2017, the Company incurred $13.9 million of integration related expenses. These acquisition and integration related expenses have been recorded as part of operating expenses.

Unaudited Pro Forma Financial Information

The table below summarizes the unaudited pro forma consolidated results of operations as if the acquisition of Sotera had occurred on January 1, 2015. The unaudited pro forma financial information was prepared based on historical financial information. The unaudited pro forma results below do not include any adjustments that may have resulted from synergies, eliminations of intercompany transactions or from amortization of intangibles (other than during the period following the closing of the Sotera acquisition). The pro forma financial information is not intended to reflect the actual results of operations that would have occurred if the acquisition had been completed on January 1, 2015, nor is it intended to be an indication of future operating results.

	Year Ended December 31,
	2017	2016	2015
	(unaudited and in thousands)
Revenues	$503,531	$551,549	$541,609
Net (loss) income from continuing operations	(16,823)	3,513	(36,182)

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
At December 31, 2017 and 2016, the Company did not have any assets or liabilities recorded at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques.
4. RECEIVABLES
Receivables consist of the following:

	(In thousands)
Receivables	December 31, 2017	December 31, 2016
Billed or billable receivables	$49,880	$29,861
Unbilled receivables	37,785	13,280
Total receivables	$87,665	$43,141
Unbilled amounts represent revenue recognized which could not be billed by the period end based on contract terms. The majority of the unbilled amounts were billed subsequent to period end. Retainages typically exist at the end of a project and/or if there is a disputed item on an invoice received by a customer. At December 31, 2017 and 2016, retained amounts are insignificant and are expected to be collected subsequent to the balance sheet date. During 2016 the Company established a reserve against $1.1 million of receivables related to a discontinued joint venture. Prior to December 31, 2016, these receivables were written-off.
Most of the Company's revenues are derived from contracts with the U.S. Government, in which we are either the prime contractor or a subcontractor, depending on the award.
5. INVENTORIES
Inventories at December 31, 2017 and 2016, consisted of work in process at various stages of production and finished goods. This inventory, which consists primarily of mobile communications devices, Aeroptic cameras and radars, are valued at the lower of cost (as calculated using the weighted-average method) or net realizable value. The cost of the work in process consists of materials put into production, the cost of labor and an allocation of overhead costs. At December 31, 2017 and 2016, we had reserved $0.9 million and $0.6 million respectively, for certain inventory items where the market has not developed as expected.

Activity in our Inventory Reserve is as follows (In Thousands):
Balance - January 1, 2016	$71
Additions	690
Write-offs	(154)
Balance - December 31, 2016	607
Additions	384
Write-offs	(59)
Balance - December 31, 2017	$932
6. PREPAID EXPENSES
Prepaid expenses at December 31, 2017 and 2016, primarily consist of prepaid insurance and software licenses.

7. PROPERTY AND EQUIPMENT
Property and equipment are as follows:

	(In thousands)
Property and Equipment	December 31, 2017	December 31, 2016
Aircraft	$28,773	$25,425
Leasehold improvements	27,934	23,289
Manufacturing Equipment	6,452	5,887
Software Development Costs	2,132	2,132
Office Equipment	16,303	13,312
Total	81,594	70,045
Accumulated Depreciation	(38,311)	(29,430)
Property and Equipment, net	$43,283	$40,615
Depreciation and amortization expense charged to operations was $8.9 million, $6.4 million, and $5.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
8. AMORTIZATION OF INTANGIBLE ASSETS
Information regarding our purchased intangible assets including the fair values of assets acquired through the acquisition of Sotera are included in the following table. Intangible assets that have been fully amortized as of the balance sheet date have not been included in the table below. During the third quarter of 2017, assets with respect to customer relationships and contracts of $20.9 million became fully amortized and are not included in the table below.

December 31, 2017 (In thousands)
Intangible Asset Type	Gross Book Value	Accumulated Amortization	Net Book Value
Customer Relationships and Contracts	$66,513	$11,039	$55,474
Software Technology and Other	2,162	591	1,571
Total	$68,675	$11,630	$57,045

December 31, 2016 (In thousands)
Intangible Asset Type	Gross Book Value	Accumulated Amortization	Net Book Value
Customer Relationships and Contracts	$26,837	$20,981	$5,856
Software Technology and Other	2,162	147	2,015
Total	$28,999	$21,128	$7,871
As of December 31, 2017, expected amortization expense relating to purchased intangible assets was as follows:

Fiscal Year Ending
2018	$12,120
2019	9,226
2020	7,415
2021	5,973
2022	4,634
Thereafter	17,677
Total	$57,045
The Company recorded amortization expense of $11.4 million, $6.1 million, and $7.1 million for the years ended December 31,

2017, 2016, and 2015, respectively. As of December 31, 2017, the remaining weighted-average amortization period for acquired intangible assets is 14.2 years.
9. DEBT
2017 Credit Facility
On April 4, 2017, the Company entered into (a) a $135 million term loan facility (the “2017 Term Loan Facility”) and (b) a $50 million revolving credit facility (the “2017 Revolving Loan Facility”) collectively (the “2017 Credit Facility”), the terms of which are set forth in a Credit Agreement (the “2017 Credit Agreement”) dated as of April 4, 2017 (the “Closing Date”), by and among Opco, as borrower, the Company, the several lenders party thereto, Royal Bank of Canada (“RBC”), as administrative agent and collateral agent (the “Agent”), and RBC Capital Markets, as lead arranger and bookrunner. Subject to the terms and conditions of the 2017 Credit Agreement, on April 4, 2017, the Company borrowed an aggregate of $135 million under the 2017 Term Loan Facility (the “Term Loan Proceeds”) and an aggregate of $10 million under the 2017 Revolving Loan Facility (the “Revolver Proceeds”).

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

Interest Rates
Borrowings under the 2017 Credit Agreement were and will be incurred in U.S. Dollars. All borrowings under the 2017 Credit Agreement may, at our option, be incurred as either eurodollar loans (“Eurodollar Loans”) or base rate loans (“Base Rate Loans”).

Eurodollar Loans will accrue interest, for any interest period, at (a) the Eurodollar Rate (as defined in the 2017 Credit Agreement) plus (b) an applicable margin of 3.75%.

Base Rate Loans will accrue interest, for any interest period, at (a) a base rate per annum equal to the highest of (i) the Federal funds rate plus 1/2 of 1%; (ii) the prime commercial lending rate announced by the RBC from time to time as its prime lending rate; and (iii) the Eurodollar Rate for a one month interest period plus 1.00%, plus (b) an applicable margin of 2.75%.

The applicable margin for borrowings under the 2017 Revolving Credit Facility may be decreased if our consolidated net leverage ratio decreases.

Maturity Dates
On December 21, 2017, the 2017 Credit Agreement was amended such that the 2017 Credit Facility matures on the earlier of (i) the five-year anniversary of the Closing Date, or (ii) the date that is 91 days prior to the scheduled maturity date of the Company’s 2.50% convertible senior notes due 2019, unless such notes are converted into equity or otherwise repaid or refinanced. The convertible senior notes are scheduled to mature on July 15, 2019.

Payments
The Company can voluntarily repay outstanding loans under the 2017 Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurodollar loans. The 2017 Term Loan Facility will require scheduled quarterly principal payments in an amount equal to:

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

Certain Covenants and Events of Default
The 2017 Credit Agreement contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, investments and transactions with affiliates. The 2017 Credit Agreement contains two financial covenants: (i) a maximum total leverage ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization and other adjustments described in the Credit Agreement (“consolidated EBITDA”) for the trailing four consecutive quarters of (a) 5.50 to 1.00 for any period ending on or prior to June 30, 2018; (b) 5.00 to 1.00 for any period thereafter ending on or prior to December 31, 2019; and (c) 4.50 to 1.00 for each fiscal quarter thereafter; and (ii) a minimum interest coverage ratio of consolidated EBITDA to consolidated interest expense for the trailing four consecutive quarters of 3.00 to 1.00.

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

At December 31, 2017, the Company was in compliance with all of its debt covenants under the 2017 Credit Agreement.

Security
The Company's obligations under the 2017 Credit Agreement are secured by a pledge of substantially all of its and each other guarantors’ assets, including a pledge of the equity interests in certain of Opco’s domestic and first-tier foreign subsidiaries, subject to customary exceptions.

In connection with the issuance of the 2017 Credit Facility the Company incurred approximately $4.7 million of debt issuance costs. The Company is amortizing the deferred financing costs over the contractual term of the 2017 Credit Facility using the effective-interest method. The effective interest rate related to the 2017 Term Loan Facility was 6.2% for the year ended December 31, 2017.

During the twelve months ended December 31, 2017, the Company recognized $6.5 million of interest expense related to the 2017 Credit Facility, which included $0.7 million relating to amortization of deferred financing costs.

As of December 31, 2017, the Company had $131.6 million outstanding under the 2017 Term Loan Facility and zero outstanding under the 2017 Revolving Credit Facility. The carrying value of the term loan and the revolver approximate their fair value. Our availability under the revolving portion of the 2017 Credit Facility was $50 million as of December 31, 2017.

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

As of December 31, 2017, the outstanding principal of the Notes was $149.5 million, the unamortized debt discount was $9.1 million, the unamortized deferred financing costs were $1.4 million and the carrying amount of the liability component was $139.0 million, which was recorded as long-term debt within the Company's consolidated balance sheet. As of December 31, 2017, the fair value of the liability component relating to the Notes, based on a market approach, was approximately $141.8 million and represents a Level 2 valuation.

During the twelve months ended December 31, 2017, the Company recognized $10.3 million of interest expense relating to the Notes, which included $5.6 million for noncash interest expense relating to the debt discount and $0.9 million relating to amortization of deferred financing costs. During the twelve months ended December 31, 2016, the Company recognized $10.0 million of interest expense relating to the Notes, which included $5.4 million for noncash interest expense relating to the debt discount and $0.9 million relating to amortization of deferred financing costs. During the twelve months ended December 31, 2015, the Company recognized $9.8 million of interest expense relating to the Notes, which included $5.1 million for noncash interest expense relating to the debt discount and $0.9 million relating to amortization of deferred financing costs. The Company is estimated to incur $0.9 million and $0.5 million in future amortization of deferred financing costs for the subsequent years ending December 31, 2018 and 2019, respectively. The effective interest rate related to the Notes was 6.9%, 6.8% and 6.6% for the years ended December 31, 2017, 2016 and 2015.

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

2014 Revolving Credit Facility
In July 2014, the Company, as a guarantor, entered into a senior credit agreement, (the “2014 Credit Agreement”), by and among itself, the KeyW Corporation, as the borrower, the domestic direct and indirect subsidiary guarantors of KeyW with certain financial institutions. The 2014 Credit Agreement consisted of a $20.0 million revolving credit facility, a swing line loan commitment of up to $10 million and a letter of credit facility of up to $15 million. In February 2016, the Company amended the 2014 Credit Agreement. As a result of the amendment permanently decreasing the amount available under the revolver the Company wrote off $0.3 million of unamortized deferred financing costs, which were included as part of interest expense. On April 4, 2017, in connection with the effectiveness of the 2017 Credit Agreement, as described above, the Company terminated its 2014 Credit Agreement. The financial institutions participating in the 2014 Credit Agreement are also included in the 2017 Credit Agreement at increased levels of borrowing capacity. Therefore, the unamortized deferred financing costs remaining in the 2014 Credit Agreement are deferred and amortized over the new term of the 2017 Credit Agreement.

Debt Summary
As of December 31, 2017, the composition of the Company's debt was as follows (in thousands):

Convertible notes	$149,500
Term loan	131,625
Revolver	—
Total debt	281,125
Less: current portion of term loan	(6,750)
Less: current revolver	—
Less: unamortized original issue discount costs and financing fees	(14,750)
Long-term debt	$259,625
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
10. SHARE-BASED COMPENSATION
At December 31, 2017, KeyW had stock-based compensation awards outstanding under the following plans: The 2008 Stock Incentive Plan (2008 Plan), The 2009 Stock Incentive Plan (2009 Plan) and The 2013 Stock Incentive Plan (2013 Plan).

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

2013 Stock Incentive Plan
Total equity available to issue	2,700,000
Total equity outstanding or exercised	2,279,485
Total equity remaining	420,515

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
No stock options were granted during 2017, 2016, and 2015.

2016 Stock Option Exchange Program
During 2016, the Company completed the shareholder-approved one-time Stock Option Exchange Program.

Replacement RSUs
During July 2016, the Company completed an offer to exchange certain previously granted employee stock options for new restricted stock units on a three-for-one basis with certain eligible employees, excluding members of the Board of Directors and named executive officers. 390,570 options were exchanged for 130,265 restricted stock units. The restricted stock units granted vested over a one-year period from the date of the exchange. The exchange resulted in a modification charge of approximately $0.1 million, which was recognized over the one-year vesting period of the restricted stock units. Terms of the restricted stock units are discussed in more detail below.

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
A summary of stock option activity is as follows:

	Number of Shares	Option Exercise Price	Weighted- Average Exercise Price
Options Outstanding 01/01/2015	2,948,874
Options Exercisable 01/01/2015	1,934,215
Granted	—
Exercised	(139,270)	$5.00 - $10.00	$5.65
Forfeited	(476,715)	$5.50 - $17.11	$13.00
Options Outstanding 12/31/2015	2,332,889
Options Exercisable 12/31/2015	1,965,633
Granted	—
Exercised	(82,550)	$5.00 - $11.99	$6.50
Forfeited	(1,014,117)	$5.00 - $17.71	$13.62
Options Outstanding 12/31/2016	1,236,222
Options Exercisable 12/31/2016	1,193,911
Granted	—
Exercised	(34,862)	$5.00 - $10.00	$6.37
Forfeited	(321,550)	$5.50 - $17.71	$13.07
Options Outstanding 12/31/2017	879,810
Options Exercisable 12/31/2017	879,810

As of December 31, 2017, outstanding stock options were as follows:

Exercise Price	Options Vested and Outstanding	Intrinsic Value	Weighted-Average Remaining Life (Years)
$5.00 - $5.50	235,650	$112,516	1.62
$6.90 - $7.66	158,136	—	4.06
$7.96 - $9.25	126,426	—	3.24
$9.50 - $11.67	100,100		4.22
$11.99 - $12.97	104,024	—	4.41
$13.00 - $14.33	67,224	—	4.73
$14.88 - $17.11	88,250	—	6.05
	879,810	$112,516

Restricted Stock Awards
During 2017, the Company issued 281,201 shares of restricted common stock under equity incentive plans to existing employees , directors and new hires. The Company issued 93,518 shares of restricted common stock to board members, 100,000 shares of restricted common stock to new employees and 87,683 shares of restricted common stock to existing employees as discretionary awards. Of the shares issued to new hires, 20,000 shares were issued as a retention incentive inducement to four Sotera employees in accordance with Section 4(2) of the Securities Act of 1933. The Company entered into employment agreements with the four Sotera employees. The employment agreements provided for grants of inducement equity awards outside of the 2013 Plan, in accordance with NASDAQ Listing Rule 5635(c)(4) upon commencement of their employment. The expense for these shares will be recognized over the vesting life of each individual tranche of shares based upon the fair value of a share of stock at the date of grant. All of the shares of restricted common stock issued in 2017 cliff vest after three years, except for 8,518 shares issued to one board member and the four Sotera employees. The shares granted to our board member vest 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date and the shares granted to the Sotera employees vest on the first anniversary of the grant date.

During 2016, the Company issued a total of 184,791 shares of restricted common stock under equity incentive plans to existing employees, directors and new hires. The Company issued 75,100 shares of restricted common stock to existing employees under the long-term incentive plan and an additional 79,441 shares of restricted common stock to board members. The Company also issued 30,250 shares of restricted common stock to new employees. The expense for these shares will be recognized over the vesting life of each individual tranche of shares based upon the fair value of a share of stock at the date of grant. All of the ashares of restricted common stock issued in 2016 cliff vest after three years, except for the shares issued to our board members. The shares granted to board members vest 50% on the 1st anniversary of the grant date and 50% on the 2nd anniversary of the grant date. All restricted stock awards have no exercise price.

During 2015, the Company issued a total of 591,015 shares of restricted stock under equity incentive plans to existing employees, directors and new hires. The Company issued 344,415 shares of restricted common stock to existing employees under the long-term incentive plan, 48,000 shares of restricted common stock to board members, 60,750 shares of restricted common stock to new employees, 37,850 shares of restricted common stock to existing employees as discretionary awards and 100,000 shares of restricted common stock to William J. Weber our CEO as a sign-on inducement. The shares of restricted common stock issued to the CEO were granted as inducement equity awards outside of the 2013 Plan, in accordance with NASDAQ Listing Rule 5635(c)(4), and in accordance with Section 4(2) of the Securities Act of 1933. The expense for these shares will be recognized over the vesting life of each individual tranche of shares based upon the fair value of a share of stock at the date of grant. All of the shares of restricted common stock issued in 2015 cliff vest in three years, except for the shares issued to our CEO. The shares granted to our CEO vest 50% on the 1st anniversary of the grant date, 25% on the 2nd anniversary of the grant date and 25% on the 3rd anniversary of the grant date.

A summary of the outstanding unvested restricted stock awards is as follows:

Unvested Shares
Outstanding unvested 01/01/2015	687,005
Granted	591,015
Vested	(270,487)
Forfeited	(47,800)
Outstanding unvested 12/31/2015	959,733
Granted	184,791
Vested	(335,353)
Forfeited	(162,793)
Outstanding unvested 12/31/2016	646,378
Granted	281,201
Vested	(244,831)
Forfeited	(47,525)
Outstanding unvested 12/31/2017	635,223
Restricted Stock Units (units)
During 2017, the Company issued 337,423 units as part of employee incentive plans and to new hires. The Company issued 142,423 units to existing employees under the long-term incentive plan, 15,000 units to new employees and 180,000 units to existing employees as discretionary awards.

As discussed above, the Company issued 130,265 units as part of the July 2016 stock option exchange program. The following table summarizes the activities for our unvested restricted stock units:

Unvested Units
Outstanding unvested January 1, 2016	—
Granted	130,265
Vested	(2,002)
Forfeited	(5,969)
Outstanding unvested December 31, 2016	122,294
Granted	337,423
Vested	(118,326)
Forfeited	(3,968)
Outstanding unvested December 31, 2017	337,423

Performance Stock Units (performance units)
During 2017, the Company issued 17,557 performance units to existing employees under the long-term incentive plan. These performance units vest based on the achievement of a 20-day average target stock price of $10.25 (stock price hurdle). Upon attainment of the stock price hurdle at any time during the first two years and six months of the three-year period from the grant date, employees will be awarded restricted stock that will vest three years from the performance unit grant date. If the 20-day average stock price hurdle is achieved within the last six months of the three-year period from the grant date, the employees will then be awarded restricted stock that will vest one year from the last day upon which the 20-day average is achieved. We measured the fair value of the performance units using a Monte Carlo simulation approach with the following assumptions: risk-free interest rate of 1.98%, expected volatility of 60.16% and dividend yield of 0%. The grant-date fair value of these performance units is $0.1 million. The expense for these rights will be recognized over the requisite service period of 3 years.

Long-Term Incentive Share Rights (rights)
During 2017, the Company granted the right to receive up to an aggregate of 600,000 Long-Term Incentive Shares. 100,000 of these rights were granted to an existing employee per an amendment to the employee's employment agreement. Another 300,000 of these rights were granted outside of the 2013 Plan to new hires, in accordance with NASDAQ Listing Rule 5635(c)(4) upon commencement of their employment, in accordance with Section 4(2) of the Securities Act of 1933. The remaining 200,000 shares were granted to four Sotera employees in accordance with Section 4(2) of the Securities Act of 1933. The Company entered into employment agreements with the four Sotera employees. The employment agreements provided for grants of inducement equity awards outside of the 2013 Plan, in accordance with NASDAQ Listing Rule 5635(c)(4) upon commencement of their employment. We measured the fair value of the rights to receive Long-Term Incentive Shares using a Monte Carlo simulation approach with the following assumptions: risk-free interest rate ranging between 1.78% and 1.95%, expected volatility ranging between 51.76% and 52.34% and dividend yield of 0%. The grant-date fair value of the Long-Term Incentive Share rights granted in 2017 is $2.5 million. The expense for these grants will be recognized over the requisite service period of each individual tranche, which have weighted average requisite service periods ranging from 2.5 years and 2.7 years.

During 2016, the Company granted the right to receive up to an aggregate of 1,070,000 Long-Term Incentive Shares. 565,000 of these rights were granted to new hires, 445,364 were granted as part of employee incentive plans and 59,636 were granted as part of the August 2016 stock option exchange program, discussed above. Of the grants to new hires rights to 505,000 of the Long-Term Incentive Shares were granted as sign-on inducements outside of the 2013 Plan, in accordance with NASDAQ Listing Rule 5635(c)(4) and Section 4(2) of the Securities Act of 1933. The Long-Term Incentive Shares will be subject to a two-year holding period following the issuance date. The granting and vesting of the Long-Term Incentive Shares is contingent upon the employees' continued employment with KeyW, subject to acceleration upon certain events. We measured the fair value of the rights to receive Long-Term Incentive Shares granted in 2016 using a Monte Carlo simulation approach with the following assumptions: risk-free interest rate ranging between 1.01% and 1.80%, expected volatility ranging between 52.96% and 59.5% and dividend yield of 0%. The grant-date fair value of these Long-Term Incentive Share rights is $5.5 million. The expense for these rights will be recognized over the requisite service period of each individual tranche, which have weighted average requisite service periods range from 2.1 years and 4.9 years.

During 2015, the Company granted the right to receive up to an aggregate of 400,000 Long-Term Incentive Shares to Mr. Weber as a sign-on inducement. These rights to receive Long-Term Incentive Shares were granted outside of the 2013 Plan, in accordance with NASDAQ Listing Rule 5635(c)(4) and Section 4(2) of the Securities Act of 1933. The Long-Term Incentive Shares will be subject to a two-year holding period following the issuance date. The granting and vesting of the Long-Term Incentive Shares is contingent upon Mr. Weber's continued employment with KeyW, subject to acceleration upon certain events. We measured the fair value of the rights to receive Long-Term Incentive Shares using a Monte Carlo simulation approach with the following assumptions: risk-free interest rate of 1.67%, expected volatility of 59.8%, and dividend yield of 0%. The grant-date fair value of these Long-Term Incentive Shares rights is $1.2 million. The expense for these rights will be recognized over the requisite service period of each individual tranche, which have a weighted average requisite service period of 4.7 years.

The following table summarizes the activities for our Long-Term Incentive Share rights:

Long-Term Incentive Share Rights
Outstanding January 1, 2015	—
Granted	400,000
Outstanding December 31, 2015	400,000
Granted	1,070,000
Cancelled	(30,000)
Outstanding December 31, 2016	1,440,000
Granted	600,000
Cancelled	(315,000)
Outstanding December 31, 2017	1,725,000

These rights consist of five tranches, which Long-Term incentive Shares will be awarded at any time prior to the fifth anniversary of the rights' commencement dates if the closing market price of the Company's common stock over any 30 consecutive trading days is at or greater than the target price, set forth in the table below.

Target Price Per Share	Long-Term Incentive Shares Rights
$13.00	215,625
$16.00	215,625
$20.00	431,250
$25.00	431,250
$30.00	431,250

All stock based compensation has been recorded as part of operating expenses. For the periods ended December 31, 2017, 2016, and 2015 share-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. The Company recorded total stock compensation expense of $4.2 million, $3.5 million and $5.5 million for the years ended December 31, 2017, 2016, and 2015, respectively. The total unrecognized stock compensation expense at December 31, 2017 is approximately $9.2 million, which will be recognized over a weighted average period of 2.0 years.
As a result of the June 2015 death of Len Moodispaw, our former Chairman and CEO, and in accordance with his equity grant agreements, all of his unvested equity grants immediately vested. As such the corresponding unrecognized stock compensation expense of $0.9 million, was recorded during the second quarter of 2015.

Employee Stock Purchase Plan
Effective January 1, 2011, the Company offered an Employee Stock Purchase Plan (“ESPP”) to employees. Under the terms of the ESPP, employees may purchase up to 1,000 shares of common stock per quarter at a 15% discount to the market price on the last trading day of the quarter. The Company has elected to use open market purchases for all shares issued under the ESPP, expense is recognized as the difference between the open market purchases and the employee contributions. In 2017, 2016 and 2015 the Company recognized expense of $0.2 million, $0.2 million and $0.3 million, respectively, under the plan.
11. WARRANTS
During 2017, warrant holders exercised 100,000 warrants and 60,000 warrants expired. Under our warrant agreements, warrants may be exercised in a cashless transaction based on the average price of the Company's common stock for the five days prior to exercise. Under this methodology, the warrants exercised were exchanged for 13,773 shares of the Company's common stock.

During 2016, warrant holders exercised 2,213,935 warrants, with 349,144 exercised for cash and 1,864,791 exercised in a cashless transaction. The warrants exercised for cash were exercised at $5.50 per share. The total cash received from these exercises was $1.9 million. The warrants that were exercised in a cashless transaction were exchanged for 471,504 shares of the Company's common stock.

During 2015, warrant holders exercised 1,750,841 warrants, with 1,137,500 exercised for cash and 613,341 exercised in a cashless transaction. The 1,137,500 warrants exercised for cash were exercised at $4.00 per shares. The total cash received from these exercises was $4.6 million. The warrants that were exercised in a cashless transaction were exchanged for 366,359 shares of the Company's common stock.
As of December 31, 2017, outstanding warrants were as follows:

Exercise Price	Warrants Outstanding	Warrants Vested	Weighted-Average Remaining Life (Years)
$12.65	158,116	158,116	1.90
	158,116	158,116
12. COMMITMENTS AND CONTINGENCIES
A substantial portion of the Company’s revenue and costs are subject to audit by the U.S. Defense Contract Audit Agency (DCAA). Billings under government contracts are based on provisional rates that permit recovery of allowable overhead, and general and administrative expenses not exceeding certain limits. These rates are subject to review by the government on an annual basis. When final determination and approval of the allowable rates have been made, billings may be adjusted. Incurred cost audits through December 31, 2013, have been completed without material adjustment to proposed costs. The Company does not expect any material adjustments related to any of the open incurred cost audits.

The Company leases certain office equipment and operating facilities under non-cancellable operating leases that expire at various dates through 2025. Certain leases contain renewal options. Rental payments on certain leases are subject to annual increases based on escalation clauses and increases in the lessor's operating expenses. For the leases that require fixed rental escalations during their lease terms, rent expense is recognized on a straight-line basis resulting in deferred rent. The deferred rent included in other liabilities both current and non-current totaled $11.2 million and $12.5 million at December 31, 2017 and 2016, respectively, of which $7.9 million and $9.3 million related to the lease incentive liability at December 31, 2017 and 2016, respectively. Total net lease expense was $10.9 million, $7.7 million and $7.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The schedule below shows the future minimum lease payments required under our operating leases as of December 31, 2017.

	(In Thousands)
Type	2018	2019	2020	2021	2022	Thereafter
Facilities/Office space	$12,390	$8,864	$8,068	$8,071	$5,963	$11,562
Office equipment	358	147	10	—	—	—
Operating Leases	$12,748	$9,011	$8,078	$8,071	$5,963	$11,562
In the normal course of business, the Company is involved in various legal matters. It is the opinion of management that none of the current legal matters would have a material adverse effect on the Company's financial statements.
13. RETIREMENT PLANS
The Company currently has one qualified defined contribution retirement plan. The KeyW Corporation Employee 401(k) Plan (KeyW Plan), which includes a contributory match 401(k) feature for KeyW employees. As of January 1, 2010, the KeyW Plan calls for an employer matching contribution of up to 10% of eligible compensation. Total authorized contributions under the matching contribution feature of the KeyW Plan were $9.1 million, $10.0 million and $11.3 million, in 2017, 2016 and 2015, respectively. There were no discretionary contributions during these periods.
The Company previously had a qualified defined contribution retirement plan, the Sotera 401(k) Plan (Sotera Plan), which included a contribution match for legacy Sotera employees. The Sotera Plan called for an employer matching contribution of up to 4% of eligible compensation. Subsequent to our acquisition of Sotera, the total authorized contributions under the Sotera Plan in 2017 were $1.9 million. The Sotera Plan was terminated on December 31, 2017.
14. INCOME TAX PROVISION
Applicable income tax expense (benefit) provision on continuing operations is as follows:

	(In thousands)
	2017	2016	2015
Current:
Federal	$—	$—	$—
State	35	1	(7)
	35	1	(7)
Deferred	(11,095)	2,456	35,789
Total provision for income taxes	$(11,060)	$2,457	$35,782
Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. At December 31, 2017 and 2016, the net deferred tax liability was $19.2 million and $30.4 million respectively.
Deferred tax assets and liabilities, shown as the sum of the appropriate tax effect for each significant type of temporary differences as of December 31, 2017 and 2016, are as follows:

	(In thousands)
	2017 Deferred Tax		2016 Deferred Tax
	Asset	Liability	Asset	Liability
Net operating loss	$50,818	$—	$28,074	$—
Accrued compensation	2,979	—	2,452	—
Stock based compensation	2,811	—	4,984	—
Tenant improvement allowance	168	—	258	—
Inventory reserves	935	—	—	(30)
Other deferred tax assets	2,149	—	2,206	—
Tax credits	1,665		1,734	—
Other deferred tax liabilities		(285)	—	(258)
Convertible Debt	—	(735)	—	(1,753)
Deferred revenue – current	—	(1,329)	—	(997)
Prepaid expenses		(128)	—	(178)
Depreciation	786	—	—	(409)
Intangible assets amortization – Definite Lived	338	—	6,197	—
Intangible assets amortization – Indefinite Lived	—	(26,263)	—	(31,125)
Internally developed software	—	(377)	—	(702)
Less: Valuation Allowance	(52,706)	—	(40,862)	—
	$9,943	(29,117)	$5,043	(35,452)
Net deferred liability		$(19,174)		$(30,409)
The Company has recorded a deferred tax asset reflecting the benefit of $156.7 million of federal net operating loss carry-forwards, $2.0 million of federal tax credits for research and development and alternative minimum tax, as well as $166.8 million of state net operating loss carry-forwards, and $0.1 million of state tax credits for research and development. In connection with the acquisition of Sotera, a portion of the net operating loss carryforward is limited under section 382 of the Internal Revenue Code. The annual limitation is equal to approximately $2.3 million and the total net operating loss available for use during the carryforward period is $47.7 million. Deferred tax assets including tax credits, net operating losses and charitable contribution carryforward are set to expire between 2018 and 2037.
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
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. This legislation made significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforward and carryback, limitation of the tax deduction for interest expense, and a repeal of the corporate alternative minimum tax. The legislation did reduce the U.S. corporate tax rate from the current rate of 35% to 21%. As a result of the enacted law, the Company was required to revalue deferred tax assets and liability at the enacted rate. This revaluation resulted in the Company recording a benefit of $12.4 million to income tax through continuing operations and a corresponding reduction in the deferred tax liability. The revaluation also resulted in an adjustment to the value of deferred tax assets and liabilities and a corresponding adjustment to the valuation allowance. Additionally, the Company recorded an income tax benefit of $6.2 million as management has reassessed the ability to offset certain indefinite lived deferred tax liabilities with deferred tax assets, reducing the Company’s need for a valuation allowance by the portion of deferred tax assets that are considered to have indefinite lives under the new law. The other provisions of the Tax Cuts and Jobs Act did not have a material impact on the fiscal 2017 consolidated financial statements.
The Company has recorded provisional estimates for valuation allowance reversal to certain state deferred tax assets based upon existing state tax law conformity to federal tax laws.  Management will continue to monitor state legislative actions in states where it files during 2018. The provisional estimates for state valuation allowance may change to the extent any state legislature modifies its conformity to the Tax Act. In other areas of the Tax Cuts and Jobs Act that had an impact, the Company was able to make reasonable estimates and has recorded provisional amounts.  There are no material elements of the Tax Act for which the Company was unable to make a reasonable estimate. The Company expects to finalize its assessment during the one year measurement period as prescribed by the Staff Accounting Bulletin 118.
With the acquisition of Sotera in the second quarter of 2017, the Company determined at the acquisition that the acquired deferred tax assets should have a full valuation allowance established against them due to the uncertainty of the utilization in future periods. A full valuation allowance was established on KeyW’s deferred tax assets during the second quarter of 2015 due to the uncertainty of the utilization in future periods. In evaluating the Company’s ability to realize the deferred tax assets it considered all available positive and negative evidence, including cumulative historical earnings, reversal of temporary differences, projected taxable income and tax planning strategies. The Company has generated pretax losses and is unable to carry back current tax losses to recover taxes previously paid as all amounts have been recovered. As a result of a cumulative negative weighting, management believes that it is more likely than not a significant portion of the Company's deferred tax assets will not be realized. As described above, with the passage of the Tax Cuts and Jobs Act, the Company believes it can utilize certain deferred tax assets that are no longer considered to have definite lives. The valuation allowance at year end primarily relates to the Company’s federal net operating losses, state net operating losses, and deferred tax assets related to states in which the deferred tax assets are not considered to have indefinite lives. The Company’s deferred tax assets will be evaluated in subsequent reporting periods by management using the same weighted positive and negative evidence to determine if a change in valuation allowance is required.
As a result of the adoption of ASU 2015-17 in the first quarter of 2017, all deferred tax assets and liabilities are classified as non-current on the consolidated balance sheet.
A reconciliation of the difference between the statutory federal income tax rate and the effective tax rate for the Company's continuing operations for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Percent of Pre-tax Income
	2017	2016	2015
Tax computed at statutory rate	35.0%	35.0%	35.0%
State income taxes net of federal income tax benefit	(5.9)%	10.4%	5.9%
Worthless Stock Deduction	16.0%	—%	—%
Meals and entertainment – non-deductible	(1.5)%	4.6%	3.4%
Non-deductible acquisition costs	(0.8)%	3.4%	1.1%
ESPP Expense	(0.2)%	0.8%	1.4%
Other permanent items	0.3%	3.8%	(1.0)%
Provision to return	—%	1.8%	1.2%
Tax credits	—%	(1.6)%	(3.8)%
Decrease in deferred tax assets before valuation allowance due to federal rate change	(50.5)%	—%	—%
Decrease in valuation allowance on deferred assets that are considered to have indefinite lives due to tax reform	28.7%	—%	—%
Other changes in valuation allowance, including due to federal rate change	29.1%	(1.4)%	566.2%
Effective tax rate	50.2%	56.8%	609.4%
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
The following table represents a reconciliation of the Company's total unrecognized tax benefits balance for the year ended December 31, 2017:

(In thousands)
Activity
January 1, 2017	$4,629
Increases as a result of tax positions taken in a prior period	2
Increase as a result of tax positions taken in prior periods rate change	670
December 31, 2017	$5,301

As of the year ended December 31, 2017, the Company has certain income tax positions in federal and state jurisdictions that are not more likely than not to be sustained upon tax examination. As a result, the Company recorded an increase to the unrecognized tax benefit during the current year. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are deemed immaterial and are not included in the above table or within the financial statements.
As of December 31, 2017, the following tax years remained subject to examination by the major tax jurisdictions indicated:

Major Jurisdictions	Open Years
United States	2012 through 2016
California	2013 through 2016
Maryland	2014 through 2016
Massachusetts	2014 through 2016
Virginia	2014 through 2016
During the year ended December 31, 2015, the Internal Revenue Service (IRS) initiated an audit of the Company's Federal returns for the years ended December 31, 2013 and 2014. Management has reviewed its ASC 740-10 FIN 48 positions and, although timing of the resolution and/or closure of audits is not certain, does not believe it is reasonably possible that its unrecognized tax benefits would materially change in the next twelve months. If an issue addressed during the IRS audit is resolved in a manner inconsistent with Management expectations, the Company would adjust its net operating loss carryback, other tax credits, and its net operating loss carryforward.
15. SEGMENT INFORMATION
Prior to the sale of the Hexis Cyber Solutions product lines during the second quarter of 2016, the Company had two reportable segments consisting of Government Solutions and Commercial Cyber Solutions. Subsequent to the sale of the Hexis Cyber Solutions product lines the Company has only one reportable segment. As a result of the acquisition of Sotera during 2017, there was no change in operating or reporting segments.
The Company primarily provides information solutions and services to national and military intelligence agencies. Substantially all of the Company's revenues and tangible long-lived assets are generated by or located in the United States. As such, financial information by geographic location is not presented.

Customers
For the years ended December 31, 2017, 2016 and 2015 we earned approximately 94%, 94% and 94%, respectively, of our revenue from prime contracts with the U.S. Government or subcontracts with other contractors engaged in work for the U.S. Government. The percentage of total revenue by customer sector was a follows:

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015

Department of Defense	78%	92%	87%
Non-Department of Defense U.S. Government	16%	2%	6%
Commercial and other	6%	6%	7%
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
From inception of the Hexis business through our decision to sell the business, we had been a relatively new participant in the commercial cyber security market. Accordingly, the Hexis business had historically required a significant amount of investment of the Company's resources. The business historically incurred losses and was expected to continue to incur losses until we gained sufficient traction within the marketplace. Following completion of the sale of the Hexis business, the Company no longer offers or markets any products or services to the commercial cyber security market and does not intend to make similar investments in the development of commercial cyber security products. After consideration of these factors, we concluded that our decision to sell the Hexis business constituted a strategic shift expected to have a major effect on our operations and financial results. Therefore, we reclassified the results of our Hexis business, which comprised our entire Commercial Cyber Solutions reportable segment, as discontinued operations for all periods presented in our consolidated financial statements. The results of our Commercial Cyber Solutions segment previously included the allocation of certain general corporate costs, which we have reallocated to our remaining continuing operations on a retrospective basis.
The following table summarizes the aggregate carrying amounts of the major classes of Hexis assets and liabilities included in discontinued operations as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016
Receivables	$—	$3,000

Accounts payable and other accrued expenses	$—	$1,185

The following table provides a summary of the operating results of Hexis, which we have reflected as discontinued operations for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year ended December 31,
	2017	2016	2015
Revenues	$—	$2,894	$13,875
Costs of Revenues, excluding amortization	—	1,881	4,014
Operating expenses	—	16,225	40,395
Impairment of goodwill	—	6,980	8,000
Intangible amortization expense	—	381	4,362
Loss on disposal of Hexis	—	5,509	—
Loss before Income Taxes from Discontinued Operations	$—	$(28,082)	$(42,896)
Income Tax Benefit, net on Discontinued Operations	—	(489)	(14,184)
Loss on Discontinued Operations	$—	$(27,593)	$(28,712)

The following table presents the operating and investing cash flows of our discontinued Hexis business for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year ended December 31,
	2017	2016	2015
Non-Cash Operating Items
Depreciation and amortization expense	$—	$1,015	$6,885
Impairment of goodwill	—	6,980	8,000
Loss on disposal of long-lived assets	$—	$3,568	$1,148
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	$—	$—	$(240)
Purchases of property and equipment	—	(471)	(838)
Proceeds from Hexis asset divestiture	$—	$5,000	$—

Other Dispositions
In March 2016, we completed the sale of our SETA business to Quantech Services, Inc. for approximately $11.2 million in cash. The SETA business was not deemed an individually significant component of our Company. Management decided to sell the SETA business in connection with the ongoing strategic review of our overall business, through which we determined that the growth potential of both our core business and the SETA business could be maximized if the two businesses were separated. The sale of SETA eliminated conflicts at two key government agencies and allowed us to focus 100% on technology development opportunities across the Intelligence Community at the time of such sale. However, the sale of SETA did not represent a strategic shift that will have a major effect on our operations and financial results and, accordingly, the business historical results and the gain on sale were classified within continuing operations on our Condensed Consolidated Statements of Operations. Because the sale of SETA was not deemed a discontinued operation, its assets and liabilities of the business were not reclassified as held for sale on our December 31, 2015, balance sheet.
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

EXHIBIT INDEX

Exhibit No.	Exhibit Description
1.1	Underwriting Agreement dated January 27, 2017, by and among the Company and RBC Capital Markets, LLC and Barclays Capital Inc., as representatives for the underwriters named therein.	(21)
2.1	Agreement and Plan of Merger, dated as of March 8, 2017, by and among The KeyW Corporation, Sandpiper Acquisition Corporation, Sotera Holdings, Inc. and Sotera Equity Partners GP LLC.	(22)
2.2	Amendment to Agreement and Plan of Merger, dated as of April 3, 2017, by and among The KeyW Corporation, Sandpiper Acquisition Corporation, Sotera Holdings Inc. and Sotera Equity Partners GP LLC,	(23)
3.1	Amended and Restated Articles of Incorporation of the Company, as filed on October 6, 2010.	(2)
3.2	Certificate of Correction of Articles of Amendment and Restatement.	(9)
3.3	Amended and Restated Bylaws of the Company, effective as of August 13, 2014.	(15)
4.1	Specimen of Common Stock Certificate.	(1)
4.2	Indenture, dated July 21, 2014, between the Company and Wilmington Trust, National Association, as trustee.	(14)
4.3	First Supplemental Indenture, dated July 21, 2014, between the Company and Wilmington Trust, National Association, as trustee.	(14)
4.4	Form of 2.50% Convertible Senior Note due 2019 (incorporated by reference to Exhibit 4.2 hereto).	(14)
10.1*	The KeyW Corporation 2008 Stock Incentive Plan	(1)
10.2*	Form of Incentive Stock Option Agreement for grants pursuant to The KeyW Corporation 2008 Stock Incentive Plan	(1)
10.3*	Form of Non-Qualified Stock Option Agreement for grants pursuant to The KeyW Corporation 2008 Stock Incentive Plan	(1)
10.4*	Form of Restricted Stock Agreement for grants pursuant to The KeyW Corporation 2008 Stock Incentive Plan	(1)
10.5*	The KeyW Holding Corporation 2009 Stock Incentive Plan	(1)
10.6*	Form of Incentive Stock Option Agreement for grants pursuant to The KeyW Holding Corporation 2009 Stock Incentive Plan	(11)
10.7*	Form of Non-Qualified Stock Option Agreement for grants pursuant to The KeyW Holding Corporation 2009 Stock Incentive Plan	(11)
10.8*	Form of Restricted Stock Agreement for grants pursuant to The KeyW Holding Corporation 2009 Stock Incentive Plan	(11)
10.9*	Form of The KeyW Corporation Non-Qualified Stock Options Agreement for non-plan grants	(1)
10.10*	Form of The KeyW Corporation Restricted Stock Agreement for non-plan grants	(1)
10.11*	Long-Term Incentive Plan	(1)
10.12*	Annual Incentive Plan	(1)
10.13	Form of Amended and Restated Warrant	(10)
10.14*	The KeyW Holding Corporation 2010 Employee Stock Purchase Plan	(1)
10.15*	The KeyW Holding Corporation Amended and Restated 2013 Stock Incentive Plan	(6)
10.16*	Form of Incentive Stock Option Agreement for grants pursuant to The KeyW Holding Corporation 2013 Stock Incentive Plan	(11)
10.17*	Form of Non-Qualified Stock Option Agreement for grants pursuant to The KeyW Holding Corporation 2013 Stock Incentive Plan	(11)
10.18*	Form of Restricted Stock Agreement for grants pursuant to The KeyW Holding Corporation 2013 Stock Incentive Plan	(11)
10.19	Base Call Option Transaction Confirmation, dated as of July 16, 2014, between the Company and Royal Bank of Canada.	(14)
10.20	Base Call Option Transaction Confirmation, dated as of July 16, 2014, between the Company and Bank of America, NA.	(14)

10.21	Additional Call Option Transaction Confirmation, dated as of August 12, 2014, between the Company and Royal Bank of Canada.	(12)
10.22	Additional Call Option Transaction Confirmation, dated as of August 12, 2014, between the Company and Bank of America, NA.	(12)
10.23	Employment Agreement, dated August 25, 2015, between The KeyW Corporation and William J. Weber.	(16)
10.24*	Employment Agreement, dated May 23, 2016, by and between The KeyW Corporation and Michael J. Alber.	(20)
10.25	Credit Agreement, dated as of April 4, 2017, by and among The KeyW Corporation, as borrower, the Company, the several lenders party thereto, Royal Bank of Canada, as administrative agent and collateral agent , and RBC Capital Markets, as lead arranger and bookrunner.	(24)
10.26	Security Agreement, dated as of April 4, 2017, by and among The KeyW Corporation, the Company, the other signatories thereto, as grantors, and Royal Bank of Canada, as collateral agent.	(25)
10.27	Guaranty Agreement, dated as of April 4, 2017, by and among The KeyW Corporation, the Company and certain subsidiaries of The KeyW Corporation.	(26)
10.28*	Transition Agreement, dated May 9, 2017, between The KeyW Corporation and Kim DeChello.	(27)
10.29*	Transition Agreement, dated May 9, 2017, between The KeyW Corporation and Mark Willard.	(28)
10.30*	Employment Agreement, dated May 9, 2017, between The KeyW Corporation and John Sutton.	(29)
10.31*	Employment Agreement, dated January 4, 2016, between The KeyW Corporation and Michele Cook.	(30)
10.32	First Amendment and Termination of Employment Agreement, by and between Michele Cook and The KeyW Corporation, dated September 15, 2017.	(31)
10.33	Amendment No. 1, dated as of December 21, 2017, to Credit Agreement, dated as of April 4, 2017, among The KeyW Corporation, as the Borrower, the Company, the several lender parties thereto, and Royal Bank of Canada, as Administrative Agent.	(32)
10.34*	Employment Agreement, dated August 24, 2016, between The KeyW Corporation and Philip Luci.	X
10.35*	Employment Agreement, dated April 4, 2017, between The KeyW Corporation and Kirk Herdman.	X
10.36*	First Amendment of Employment Agreement, dated October 10, 2017, between The KeyW Corporation and Kirk Herdman.	X
12.1	Computation of Ratio of Earnings to Fixed Charges.	(14)
14.1	Code of Ethics	(2)
21.1	Subsidiaries of the Registrant	X
23.1	Consent of Deloitte & Touche LLP	X
23.2	Consent of Grant Thornton LLP	X
31.1	Certification of the Chief Executive Officer pursuant to R Rule 13a-14(a)/15d-14(a)	X
31.2	Certification of the Chief Financial Officer pursuant to R Rule 13a-14(a)/15d-14(a)	X
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

(1)	Incorporated by reference to the corresponding Exhibit number to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-167608).

(2)	Filed as Exhibits 3.1 and 14.1, respectively, to Registrant's Form 10-K filed March 29, 2011, File No. 001-34891.

(3)	[Reserved]

(4)	[Reserved]

(5)	[Reserved]

(6)	Filed as Annex A to Registrant's Definitive Proxy Statement on Schedule 14A filed July 10, 2015.

(7)	[Reserved]

(8)	[Reserved]

(9)	Filed as Exhibit 3.1 to Registrant's Current Report on Form 8-K filed July 15, 2014, File No. 001-34891.

(10)	Filed as Exhibits 10.20 to the Registrant's Registration Statement on Form S-1, as amended File No. 333-167608.

(11)	Filed as Exhibits 10.6, 10.7, 10.8, 10.28, 10.29 and 10.30, respectively, to the Registrant's Annual Report on From 10-K for the year ended December 31, 2012, filed March 12, 2013, File No. 001-34891.

(12)	Filed as Exhibits 10.1 and 10.2, respectively, to the Registrant's Form 8-K reporting under Items 2.03, 8.01, and 9.0, filed August 15, 2014, File No. 001-3489.

(13)	Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed July 7, 2014, File No. 001-34891.

(14)	Filed as Exhibits 1.1, 4.1, 4.2, 4.3, 10.1, 10.2, 10.3 and 12.1, respectively to the Registrant's Current Report on Form 8-K filed July 21, 2014, File No. 001-38491.

(15)	Filed as Exhibits 3.1 and 10.1 to the Registrant's Current Report on Form 8-K filed August 15, 2014, File No. 001-34891.

(16)	Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed August 31, 2015, File No. 001-34891.

(17)	[Reserved]

(18)	[Reserved]

(19)	[Reserved]

(20)	Filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed May 27, 2016.

(21)	Filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed February 1, 2017.

(22)	Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed April 7, 2017.

(23)	Filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed April 7, 2017.

(24)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 7, 2017.

(25)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed April 7, 2017.

(26)	Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed April 7, 2017.

(27)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed May 15, 2017.

(28)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed May 15, 2017.

(29)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed May 15, 2017.

(30)	Filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K, filed March 15, 2017.

(31)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed September 19, 2017.

(32)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 27, 2017.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE KEYW HOLDING CORPORATION (Registrant)
By:	/s/ William J. Weber
William J. Weber President and Chief Executive Officer; Principal Executive Officer
March 16, 2018

By:	/s/ Michael J. Alber
Michael J. Alber Executive Vice President and Chief Financial Officer; Principal Financial and Accounting Officer
March 16, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Deborah A. Bonanni	/s/ Arthur L. Money
Deborah A. Bonanni, Director	Arthur L Money, Director
March 16, 2018	March 16, 2018

/s/ William I. Campbell	/s/ Caroline S. Pisano
William I. Campbell, Director	Caroline S. Pisano, Director
March 16, 2018	March 16, 2018

/s/ Shephard Hill	/s/ Mark Sopp
Shephard Hill, Director	Mark Sopp, Director
March 16, 2018	March 16, 2018

/s/ J. Chris Inglis	/s/ William J. Weber
J. Chris Inglis, Director	William J. Weber, Director
March 16, 2018	March 16, 2018

/s/ Kenneth A. Minihan
Kenneth A. Minihan, Director
March 16, 2018