Form 10-Q
period 2018-03-31
KEYW HOLDING CORP
filed 2018-05-08
CIK 1487101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:          March 31, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐             No ☒
 There were 49.9 million shares of our common stock ($0.001 par value), outstanding as of April 26, 2018.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except par value per share amounts)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$3,100	$17,832
Accounts receivable	37,063	49,880
Unbilled receivables	72,809	37,785
Inventories, net	20,186	20,496
Prepaid expenses	1,424	2,266
Income tax receivable	278	210
Total current assets	134,860	128,469

Property and equipment, net	41,662	43,283
Goodwill	455,197	455,197
Other intangibles, net	53,104	57,045
Other assets	2,817	2,913
TOTAL ASSETS	$687,640	$686,907
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,523	$25,609
Accrued expenses	20,007	17,862
Accrued salaries and wages	24,709	29,341
Term loan – current portion	6,750	6,750
Deferred revenue	7,474	6,090
Total current liabilities	86,463	85,652

Convertible senior notes, net of discount	140,663	138,998
Revolver	4,000	—
Term loan – non-current portion, net of discount	119,186	120,627
Deferred tax liability, net	18,222	19,174
Other non-current liabilities	11,005	11,444
TOTAL LIABILITIES	379,539	375,895
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5 million shares authorized, none issued	—	—
Common stock, $0.001 par value; 100 million shares authorized, 49,867 and 49,876 shares issued and outstanding	50	50
Additional paid-in capital	424,113	422,901
Accumulated deficit	(116,062)	(111,939)
Total stockholders’ equity	308,101	311,012
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$687,640	$686,907

The accompanying notes to the consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)
(In thousands, except per share amounts)

	Three months ended March 31,
	2018	2017
Revenue	$125,742	$68,256
Cost of revenue, excluding amortization	93,774	47,889
Operating expenses	27,024	19,984
Intangible amortization expense	3,941	1,650
Operating income (loss)	1,003	(1,267)
Interest expense, net	4,828	2,609
Other non-operating (income) loss, net	(5)	8
Loss before income taxes	(3,820)	(3,884)
Income tax benefit, net	(693)	—
Net loss	$(3,127)	$(3,884)

Weighted average common shares outstanding
Basic	49,866	46,562
Diluted	49,866	46,562

Loss per share
Basic	$(0.06)	$(0.08)
Diluted	$(0.06)	$(0.08)

The accompanying notes to the consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2017	49,876	$50	$422,901	$(111,939)	$311,012
Cumulative effect of adopting ASC 606	—	—	—	(996)	(996)
Net loss	—	—	—	(3,127)	(3,127)
Option exercise, net	5	—	32	—	32
Share-based compensation	(14)	—	1,180	—	1,180
Balance, March 31, 2018	49,867	$50	$424,113	$(116,062)	$308,101

The accompanying notes to the consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three months ended March 31,
	2018	2017
Net loss	$(3,127)	$(3,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,180	958
Depreciation and amortization expense	6,531	3,082
Non-cash interest expense	1,911	1,608
Loss on disposal of assets	151	—
Deferred taxes	(626)	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	12,817	(703)
Unbilled receivables	(33,858)	(1,249)
Inventories, net	17	(1,581)
Prepaid expenses	371	(345)
Accounts payable	1,914	(738)
Accrued expenses	(2,894)	(923)
Other non-current assets/liabilities	(344)	(60)
Net cash used in operating activities	(15,957)	(3,835)
Cash flows from investing activities:
Purchases of property and equipment	(1,119)	(2,959)
Net cash used in investing activities	(1,119)	(2,959)
Cash flows from financing activities:
Proceeds from stock issuance, net	—	84,586
Principal payments of term note	(1,688)	—
Proceeds from revolver	9,000	—
Repayment of revolver	(5,000)	—
Proceeds from option exercises, net	32	28
Net cash provided by financing activities	2,344	84,614
Net (decrease) increase in cash and cash equivalents	(14,732)	77,820
Cash and cash equivalents at beginning of period	17,832	41,871
Cash and cash equivalents at end of period	$3,100	$119,691
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,786	$1,897
Cash paid for taxes	$1	$6

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

The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. Certain information and note disclosures normally included in the annual financial statements have been omitted pursuant to those instructions. This interim information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2017, contained in our Annual Report on Form 10-K and filed with the Securities and Exchange Commission on March 16, 2018. Interim results may not be indicative of our full-fiscal year performance.

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

KeyW's solutions focus on Intelligence Community (IC) customers, including the Federal Bureau of Investigation (FBI), Department of Homeland Security (DHS), National Security Agency (NSA), the National Geospatial Intelligence Agency (NGA), the Army Geospatial Center (AGC) and other agencies within the IC and Department of Defense (DoD). In addition, we provide products and services to U.S. federal, state and local law enforcement agencies, foreign governments and other entities in the Cyber and Counterterrorism markets. We believe the combination of our advanced solutions, understanding of our customers’ mission; longstanding and successful customer relationships; operational capabilities; and highly skilled, cleared workforce will help expand our footprint in our core markets.

Principles of Consolidation
The condensed consolidated financial statements include the transactions of KeyW, Opco and their wholly owned subsidiaries from the date of their acquisition. All intercompany accounts and transactions have been eliminated.

Revenue Recognition
Effective January 1, 2018, we adopted the requirements of Accounting Standards Update (ASU) 2014-09 and related amendments, Revenue from Contracts with Customers (ASC 606), which superseded all prior revenue recognition methods and industry-specific guidance. For additional information on our adoption of the new standard refer to Recently Adopted Accounting Pronouncements below.

The majority of our revenues are from long-term contracts with the U.S. federal government that can span several years. The Company performs under various types of contracts including cost reimbursement (cost-plus-fixed-fee, cost-plus-award-fee), time-and-materials, fixed-price-level-of-effort, and firm-fixed-price contracts.

Under the guidance of ASC 606, the Company evaluates whether it has an enforceable contract with a customer with rights of the parties and payment terms identified, and collectability is probable. The Company also evaluates if a contract has multiple promises and if each promise should be accounted for as separate performance obligations or as a single performance obligation. Multiple promises in a contract are typically separated if they are distinct, both individually and in the context of the contract. If multiple promises in a contract are highly interrelated or comprise a series of distinct services performed over time, they are combined into a single performance obligation.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Contract modifications are evaluated to determine whether they should be accounted for as part of the original contract or as a separate contract. We consider contract modifications to exist when the modification either creates new or changes the existing enforceable rights and obligations. Contract modifications are accounted for as a separate contract if the modification adds distinct goods or services and increases the contract value by its standalone selling price. Modifications that are not determined to be a separate contract are accounted for either has a prospective adjustment to the original contract if the goods or services in the modification are distinct from those transferred before the modification or as a cumulative adjustment if the goods and services are not distinct and are part of a single performance obligation that is partially satisfied. The Company’s services contracts frequently provide customers an option to renew for an additional period of time under the same terms and conditions as the original contract. The renewal options typically do not provide the customer any material rights under the contract and therefore are treated as separate contracts when they include distinct goods or services at standalone selling prices.

Transaction prices for contracts with the U.S. government are typically determined through a competitive procurement process and are based on estimated or actual costs of providing the goods or services in accordance with applicable regulations. Transaction prices for non-U.S. government customers are based on specific negotiations with each customer. In certain instances, our contracts contain award fees, incentive fees, or other provisions that can either increase or decrease the transaction price. The variable amounts generally are awarded upon achievement of certain performance metrics or program milestones and can be based upon customer discretion. We estimate variable consideration at the most likely amount to which we expect to be entitled. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available to us and the potential of significant reversal of revenue. The Company excludes any taxes collected or imposed when determining the transaction price.

A contract’s transaction price is allocated to each distinct performance obligation and recognized when, or as, the performance obligation is satisfied. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. Substantially none of the Company’s contracts contain a significant financing component, which would require an adjustment to the transaction price of the contract.

The Company recognizes revenue on a majority of its contracts over time as there is continuous transfer of control to the customer over the contract's period of performance. Continuous transfer of control is typically supported by contract clauses which allow our customers to unilaterally terminate a contract for convenience, pay for costs incurred plus a reasonable profit, and take control of work-in-process. Revenue recognized over time is generally based on the extent of progress towards completion of the related performance obligations. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services provided. In certain instances, typically for firm-fixed-price contracts, we use the cost-to-cost measure of progress for our contracts because it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Costs to fulfill generally include direct labor, materials and subcontractors’ costs, other direct costs and an allocation of indirect costs. In other instances, generally for cost reimbursable, time-and-materials, and fixed-price-level-of-effort contracts, revenue is recognized based on a right to invoice practical expedient as the Company is able to invoice the customer in an amount that corresponds directly with the value received by a customer for the Company’s performance completed to date. In some instances, typically for the sale of products that have an alternative use, the Company recognizes revenue at a point in time using a rate per unit as units are delivered and the customer obtains legal title of the asset.

Changes in estimates related to contracts accounted for using the cost-to-cost method of accounting are recognized in the period in which such changes are made on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligations’ percentage of completion. For the three months ended March 31, 2018, there were no material modifications recorded related to work previously performed on projects prior to the execution of formal modifications or amendments. A significant change in one or more estimates could affect the profitability of one or more of our performance obligations. When estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.

Cost of Revenue
Cost of revenue consists primarily of compensation expenses for program personnel, the fringe benefits associated with this compensation and other direct expenses incurred to complete programs, including cost of materials, depreciation and subcontract efforts.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Inventories
Inventories are valued at the lower of cost or net realizable value. Our inventory consists of specialty products that we manufacture on a limited quantity basis for our customers. As of March 31, 2018 and December 31, 2017, we had an inventory reserve balance of $0.9 million for certain products where the market has not developed as expected.

Receivables
Receivables consist of amounts billed and currently due from customers and amounts currently due from customers that are not yet billed (unbilled receivables). Receivables are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based on its assessment of the status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written-off through a charge to the allowance and a credit to accounts receivable. For the three months ended March 31, 2018 and 2017, there were no charges recorded to the allowance.

Property and Equipment
All property and equipment are stated at acquisition cost or, in the case of self-constructed assets, the cost of labor and a reasonable allocation of overhead costs, (no general and administrative costs are included). The cost of maintenance and repairs, which do not significantly improve or extend the life of the respective assets, are charged to operations as incurred.

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

At our election, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on our review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative impairment test to identify goodwill impairment and measure the amount of goodwill impairment loss to be recognized (if any) by comparing the fair value of a reporting unit with its carrying amount, using a combination of income and market approaches. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

Determining the fair value of a reporting unit is a judgment involving significant estimates and assumptions. These estimates and assumptions include revenue growth rates, operating margins and working capital requirements used to calculate projected future cash flows, risk-adjusted discount rates, selected multiples, control premiums and future economic and market conditions. We have based our fair value estimates on assumptions that we believe to be reasonable, but that are unpredictable and inherently

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

uncertain. The Company completed its annual evaluation of goodwill at the beginning of the fourth quarter of fiscal year 2017 and found no impairment to the carrying value of goodwill.

We routinely review goodwill at the reporting unit level for potential impairment as part of our internal control framework. We evaluated our reporting unit to determine if a triggering event has occurred. As of March 31, 2018, the Company concluded that there were no indicators of impairment that would cause us to believe that it is more likely than not that the fair value of any such reporting unit is less than the carrying value. Accordingly, a detailed impairment test has not been performed and no goodwill impairment charges were recorded in connection with the interim impairment reviews of any such reporting units.
A summary of the changes to goodwill is as follows (in thousands):

Goodwill as of January 1, 2018	$455,197
Acquisition	—
Goodwill as of March 31, 2018	$455,197

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

Fair Value of Financial Instruments
The balance sheet includes various financial instruments consisting of cash and cash equivalents, accounts receivable, and accounts payable. The fair values of these instruments approximate the carrying values due to the short maturity of these instruments. The balance sheet also includes our convertible senior notes, which have a carrying amount of $140.7 million as of March 31, 2018. The fair value of the convertible senior notes as of March 31, 2018, was estimated at $142.3 million using a market approach with Level 2 inputs (see footnote 3, Fair Value Measurements).

Research and Development
Internally funded research and development costs are expensed as incurred and are included in operating expenses in the accompanying condensed consolidated statement of operations. In accordance with FASB ASC Topic 730, Research and Development, such costs consist primarily of payroll, materials, subcontractor and an allocation of overhead costs related to product development. Research and development costs totaled $0.4 million and $1.1 million for the three months ended March 31, 2018 and 2017, respectively.

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax liability or benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax obligations or benefits and subsequent adjustments as considered appropriate by management. The Company's policy is to record interest and penalties as an increase in the liability for uncertain tax obligations or benefits and a corresponding increase to the income tax provision. No such adjustments were recorded during the three months ended March 31, 2018 or 2017.

Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the diluted weighted average common shares, which reflects the potential dilution of stock options, warrants, and contingently issuable shares that could share in our loss if the securities were exercised. As the Company incurred a net loss for the three months ended March 31, 2018 and 2017, none of the potential dilution of stock options, warrants, and contingently issuable shares were included in the diluted share calculation for those periods as they would have been anti-dilutive.
The following table presents the calculation of basic and diluted net loss per share (in thousands except per share amounts):

	Three months ended March 31,
	2018	2017
Net loss	$(3,127)	$(3,884)
Weighted average shares – basic	49,866	46,562
Effect of dilutive potential common shares	—	—
Weighted average shares – diluted	49,866	46,562

Net loss per share – basic	$(0.06)	$(0.08)
Net loss per share – diluted	$(0.06)	$(0.08)
Anti-dilutive share-based awards, excluded	3,178	2,126
Employee equity share options, restricted shares and warrants granted by the Company are treated as potential common shares outstanding in computing diluted loss per share. Diluted shares outstanding include the dilutive effect of in-the-money options and in-the-money warrants and unvested restricted stock. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury-stock method, the amount the employee must pay for exercising stock options and the amount of compensation cost for future service that the Company has not yet recognized are collectively assumed to be used to repurchase shares. As the Company incurred a net loss for the three months ended March 31, 2018 and 2017, none of the outstanding dilutive share-based awards were included in the diluted share calculation for those periods as they would have been anti-dilutive.
The Company uses the if-converted method for calculating any potential dilutive effect of the conversion spread of our Convertible Senior Notes due 2019 (the Notes) on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share of common stock when the average market price of our common stock for a given period exceeds the Notes' conversion price of $14.83. For the three months ended March 31, 2018, 10.1 million shares related to the Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the conversion price of the Notes exceeded the average market price of the Company’s common shares for the three months ended March 31, 2018 and 2017.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Share-Based Compensation
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
Segment Reporting
FASB ASC Section 280, Segment Reporting, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. The guidance also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company defines its reportable segment based on the way the chief operating decision maker ("CODM"), currently its chief executive officer, manages the operations of the Company for allocating resources and assessing performance. The Company conducts business as one operating and reporting segment.

Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09 and related amendments, Revenue from Contracts with Customers (ASC 606), an accounting pronouncement related to revenue recognition. ASC 606 supersedes the guidance in former ASC Topic 605, Revenue Recognition, and provides a single, comprehensive revenue recognition model for all contracts with customers. This standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. ASC 606 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.

Effective January 1, 2018, we adopted ASC 606 using the modified retrospective method. ASC 606 was not applied to contracts that were complete at December 31, 2017, and comparative information for the prior fiscal year has not been retrospectively adjusted. For contracts that were modified before the effective date, we elected the practical expedient which enabled the Company to reflect the aggregate effect of all modifications when identifying performance obligations and allocating the transaction price. The adoption of ASC 606 did not have a material impact on the Company’s condensed consolidated financial statements. The Company recorded a $1.0 million increase to accumulated deficit on January 1, 2018, as the accumulative impact of ASC 606 adoption. The primary impact related to certain contracts (or contract components) that were previously recognized on a separate basis which are now combined under ASC 606 into a single performance obligation, as they are not capable of being distinct under the new guidance. The adoption of ASC 606 did not have a significant impact on the Company’s revenue recognition policy as revenues on a majority of the Company’s contracts continue to be recognized over time.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

As a result of applying the modified retrospective method to adopt the new guidance, the following adjustments were made on the condensed consolidated balance sheet as of January 1, 2018:

	As Reported		Adjusted
	December 31, 2017	Adjustments	January 1, 2018
	(in thousands)
Assets:
Unbilled receivables	$37,785	$1,166	$38,951
Inventories, net	20,496	(292)	20,204
Prepaid expenses	2,266	(403)	1,863
Liabilities:
Accrued expenses	$17,862	$49	$17,911
Deferred revenue	6,090	1,743	7,833
Deferred tax liability, net	19,174	(325)	18,849
Equity:
Accumulated deficit	$(111,939)	$(996)	$(112,935)

Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842) which will supersede the current lease guidance under ASC 840 and makes several changes such as requiring an entity to recognize a right-of-use asset and corresponding lease obligation on the balance sheet. The ASU also requires enhanced disclosures of key information about leasing arrangements. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and should be adopted under the modified retrospective approach. We are currently evaluating the impact of this pronouncement on our condensed consolidated financial statements.

2. REVENUE FROM CONTRACTS WITH CUSTOMERS

Impact of New Revenue Guidance on Financial Statement Line Items
The following tables compare the reported condensed consolidated balance sheet and statement of operations as of and for the three months ended March 31, 2018, to the pro-forma amounts had ASC 605 been in effect:

	As Reported (ASC 606)	As Adjusted (ASC 605)
	(in thousands)
Assets:
Unbilled receivables	$72,809	$71,583
Inventories, net	20,186	21,121
Prepaid expenses	1,424	1,498
Liabilities:
Accrued expenses	$20,007	$20,040
Deferred revenue	7,474	6,981
Deferred tax liability, net	18,222	18,351
Equity:
Accumulated deficit	$(116,062)	$(115,948)

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

	As Reported (ASC 606)	As Adjusted (ASC 605)
	(in thousands, except per share amounts)
Revenue	$125,742	$124,432
Cost of revenue, excluding amortization	93,774	93,542
Operating income (loss)	1,003	(75)
Loss before income taxes	(3,820)	(4,898)
Income tax benefit, net	(693)	(889)
Net loss	(3,127)	(4,009)

Loss per share
Basic	$(0.06)	$(0.08)
Diluted	$(0.06)	$(0.08)

The primary impact related to certain contracts (or contract components) that were previously recognized on a separate basis which are now combined under ASC 606 into a single performance obligation, as they are not capable of being distinct under the new guidance.

Revenue by Category
The Company disaggregates its revenue from contracts with customers by contract-type and customer-type, as we believe that they best depict how the nature, amount, timing and uncertainty of the Company’s revenue and cash flows are affected by economic factors. The following table summarizes revenue from contracts with customers by contract-type and customer-type for the three months ended March 31, 2018:

Revenue by Customer Type and Contract Type	Three months ended March 31, 2018
(in thousands)
Department of Defense
Cost Reimbursement	$42,828
Time & Materials and Fixed-Price-Level-of-Effort	26,145
Firm-Fixed-Price	25,228
Total Department of Defense	94,201

Non-Department of Defense U.S. Government
Cost Reimbursement	1,778
Time & Materials and Fixed-Price-Level-of-Effort	18,900
Firm-Fixed-Price	2,781
Total Non-Department of Defense U.S. Government	23,459

Commercial and other
Cost Reimbursement	—
Time & Materials and Fixed-Price-Level-of-Effort	1,382
Firm-Fixed-Price	6,700
Total Commercial and other	8,082

Total Revenues	$125,742

Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which revenue has not yet been recognized, excluding unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

quantity (IDIQ)). As of March 31, 2018, the aggregate amount of transaction price allocated to remaining performance obligations was $342 million. The Company expects to recognize a majority of the remaining performance obligations over the next 12 months.

Contract Assets and Contract Liabilities
The timing of revenue recognition, billings, and cash collections result in billed accounts receivable, unbilled receivables, and customer advances and deposits. Contract assets (unbilled receivables) result from timing differences between revenue recognition and billing in accordance with agreed-upon contractual terms, which typically occurs subsequent to revenue being recognized. Contract liabilities (deferred revenue) consist of advance payments and billings in excess of revenue recognized. Our contract assets and liabilities are reported in a net position on a contract by contract basis.

The increase in contract assets (unbilled receivables) for the three months ended March 31, 2018, was primarily due to billable receivables now being classified as contract assets and to the timing of billings and revenue recognized on certain contracts. The increase in contract liabilities (deferred revenue) for the three months ended March 31, 2018, was primarily due to an impact on one of our contracts from adopting ASC 606.

During the three months ended March 31, 2018, the Company recognized revenue $3.2 million related to contract liabilities which existed at January 1, 2018. There were no impairment losses recognized on receivable and contract assets in the first quarter of 2018.

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

At March 31, 2018, the Company did not have any assets or liabilities measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques.

4. INVENTORIES

Inventories are valued at the lower of cost (as calculated using the weighted-average method) or net realizable value and consists of work in process at various stages of production and finished goods. The inventory is primarily related to our off-the-shelf products for which revenue is recognized at a point in time such as mobile communications devices, aeroptic cameras and radars. The cost of the work in process consists of materials put into production, the cost of labor and an allocation of overhead costs. At March 31, 2018 and December 31, 2017, the Company had an inventory reserve balance of $0.9 million for certain products where the market has not developed as expected.

5. PREPAID EXPENSES

Prepaid expenses at March 31, 2018 and December 31, 2017, primarily consist of prepaid insurance and term software licenses.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

6. PROPERTY AND EQUIPMENT

Property and equipment, net, are as follows:

	March 31, 2018	December 31, 2017
	(In thousands)
Property and equipment
Aircraft	$29,880	$28,773
Leasehold improvements	27,158	27,934
Manufacturing equipment	6,537	6,452
Software development costs	2,132	2,132
Office equipment	16,149	16,303
Total	81,856	81,594
Accumulated depreciation	(40,194)	(38,311)
Property and equipment, net	$41,662	$43,283

Depreciation expense charged to operations was $2.6 million and $1.4 million for the three months ended March 31, 2018 and 2017, respectively.

7. INTANGIBLE ASSETS

Information regarding our purchased intangible assets is included in the following table.

	March 31, 2018			December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)

Customer relationships and contracts	$58,789	$(7,145)	$51,644	$66,513	$(11,039)	$55,474
Software technology and other	2,162	(702)	1,460	2,162	(591)	1,571
Total intangible assets	$60,951	$(7,847)	$53,104	$68,675	$(11,630)	$57,045

During the first quarter of 2018, customer relationships and contracts assets of $7.7 million became fully amortized and are not included in the March 31, 2018, numbers in the table above.

The Company recorded amortization expense of $3.9 million and $1.7 million for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, expected amortization expense relating to purchased intangible assets was as follows:

Fiscal Year Ending
(in thousands)
2018 (remainder of year)	$8,179
2019	9,226
2020	7,415
2021	5,973
2022	4,634
2023 and thereafter	17,677
$53,104

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

8. DEBT

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

Maturity Dates
On December 21, 2017, the 2017 Credit Agreement was amended such that the 2017 Credit Facility matures on the earlier of (i) the five-year anniversary of the Closing Date, and (ii) the date that is 91 days prior to the scheduled maturity date of the Company’s 2.50% convertible senior notes (the “Notes”), unless the Notes are converted into equity or otherwise repaid or refinanced. The Notes are scheduled to mature on July 15, 2019.

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

default. The occurrence of an event of default could result in the acceleration of the obligations under the 2017 Credit Agreement and cross-default our other indebtedness.

At March 31, 2018, the Company was in compliance with all of its debt covenants under the 2017 Credit Agreement.

Security
The Company's obligations under the 2017 Credit Agreement are secured by a pledge of substantially all of its and each other guarantors’ assets, including a pledge of the equity interests in certain of Opco’s domestic and first-tier foreign subsidiaries, subject to customary exceptions.

In connection with the issuance of the 2017 Credit Facility the Company incurred approximately $4.7 million of debt issuance costs. The Company is amortizing the deferred financing costs over the contractual term of the 2017 Credit Facility using the effective-interest method. During the three months ended March 31, 2018, the Company recognized $2.1 million of interest expense related to the 2017 Credit Facility, which included $0.2 million relating to amortization of deferred financing costs. The effective interest rate related to the 2017 Term Loan Facility was 6.2% for the three months ended March 31, 2018.

As of March 31, 2018, the Company had $129.9 million outstanding under the 2017 Term Loan Facility and $4.0 million outstanding under the 2017 Revolving Credit Facility. The carrying value of the term loan and the revolver approximate their fair value. Our availability under the revolving portion of the 2017 Credit Facility was $46 million as of March 31, 2018.

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

As of March 31, 2018, the outstanding principal of the Notes was $149.5 million, the unamortized debt discount was $7.6 million, the unamortized deferred financing costs were $1.2 million and the carrying amount of the liability component was $140.7 million, which was recorded as long-term debt within the Company’s condensed consolidated balance sheet. As of March 31, 2018, the fair value of the liability component relating to the Notes, based on a market approach, was approximately $142.3 million and represents a Level 2 valuation.

During the three months ended March 31, 2018, the Company recognized $2.6 million of interest expense related to the Notes, which included $1.4 million for non-cash interest expense relating to the debt discount and $0.2 million relating to amortization of deferred financing costs. During the three months ended March 31, 2017, the Company recognized $2.5 million of interest expense relating to the Notes, which included $1.3 million for non-cash interest expense relating to the debt discount and $0.2

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

million relating to amortization of deferred financing costs. The effective interest rate related to the Notes was 7.1% and 6.9% for the three months ended March 31, 2018 and 2017, respectively.

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

Debt Summary
As of March 31, 2018, the composition of the Company's debt was as follows (in thousands):

Convertible notes	$149,500
Term loan	129,938
Revolver	4,000
Total debt	283,438
Less: current portion of term loan	(6,750)
Less: unamortized original issue discount costs and financing fees	(12,839)
Long-term debt	$263,849
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

9. SHARE-BASED COMPENSATION

At March 31, 2018, KeyW had stock-based compensation awards outstanding under the following plans: The 2008 Stock Incentive Plan ("2008 Plan"), The 2009 Stock Incentive Plan ("2009 Plan") and The Amended and Restated 2013 Stock Incentive Plan ("2013 Plan").

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

2013 Stock Incentive Plan
Total equity authorized for issuance	2,700,000
Total equity outstanding or exercised	2,309,010
Total equity remaining for future grants	390,990

The Company has awarded stock options, restricted stock awards, restricted and performance stock units and the rights to receive Long-Term Incentive Shares to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate such persons to serve the Company and to expend maximum effort to improve the business results and earnings of the Company, by providing to such persons an opportunity to acquire or increase a direct proprietary interest in the operations and future success of the Company and align employee and shareholder interests.

Stock Options

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

No stock options were granted during the three months ended March 31, 2018 and 2017. Historically the Company has issued stock option awards that vest over varying periods, ranging from three to five years, and have a ten-year life. The Company estimated the fair value of stock options using the Black-Scholes option-pricing model. All stock options were issued with an exercise price at market value or higher based upon our publicly traded share price on the date of grant. All option awards terminate within ninety days or sooner after termination of service with the Company, except as provided in certain circumstances under our senior executive employment agreements.

A summary of stock option activity for the period ended March 31, 2018 is as follows:

	Number of Shares	Option Exercise Price	Weighted Average Exercise Price
Options Outstanding January 1, 2018	879,810
Granted	—	—	—
Exercised	(5,500)	$5.50 - $6.90	$5.75
Cancelled	(32,199)	$5.50 - $17.11	$10.18
Options Outstanding March 31, 2018	842,111

As of March 31, 2018, outstanding stock options were as follows:

Exercise Price	Options Outstanding and Vested	Intrinsic Value	Weighted Average Remaining Life (Years)
$5.00 – $5.50	230,150	$568,479	1.36
$6.90 – $7.66	141,386	58,348	3.82
$7.96 – $9.25	126,426	—	2.99
$9.50 - $11.67	96,100	—	4.02
$11.99 - $12.97	99,575	—	4.15
$13.00 - $14.33	63,224	—	4.57
$14.88 - $17.11	85,250	—	5.80
	842,111	$626,827

Restricted Stock Awards
For the three months ended March 31, 2018, no restricted stock awards were issued.

The following table summarizes the activities for our unvested restricted stock awards for the three months ended March 31, 2018:

Unvested Shares
Outstanding January 1, 2018	635,223
Granted	—
Vested	(16,259)
Cancelled	(14,475)
Outstanding March 31, 2018	604,489

Restricted Stock Units (units)
During the three months ended March 31, 2018, the Company issued 22,000 units as part of employee incentive plans and to new hires. The Company issued 1,000 units to an existing employee under the long-term incentive plan, 20,000 units to a new employee and 1,000 units to existing employees as discretionary awards.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

The following table summarizes the activities for our unvested restricted stock units for the three months ended March 31, 2018:

Unvested Units
Outstanding January 1, 2018	337,423
Granted	22,000
Vested	—
Cancelled	(4,250)
Outstanding March 31, 2018	355,173

Performance Stock Units (performance units)
No performance units were issued during the three months ended March 31, 2018.

The following table summarizes the activities for our unvested performance stock units for the three months ended March 31, 2018:

Unvested Performance Units
Outstanding January 1, 2018	17,557
Granted	—
Vested	—
Cancelled	—
Outstanding March 31, 2018	17,557

Long-Term Incentive Share Rights (rights)
During the three months ended March 31, 2018, the Company granted rights to 130,000 Long-Term Incentive Shares. Rights to 100,000 shares were granted outside of the 2013 Plan to a new hire, in accordance with NASDAQ Listing Rule 5635(c)(4) upon commencement of his employment. The remaining rights to 30,000 shares were granted to an existing employee under the 2013 Plan.

The granting and vesting of the Long-Term Incentive Shares will be contingent upon the employees continued employment with KeyW, subject to acceleration upon certain events. The Company measured the fair value of the Long-Term Incentive Share grants using a Monte Carlo simulation approach with the following assumptions: risk-free interest rate ranging between 2.49% and 2.56%, expected volatility of 54.94% and dividend yield of 0%. The grant-date fair value of these long-term incentive shares is $0.4 million. The expense for these grants will be recognized over the requisite service period of each individual tranche, which have weighted average requisite service periods ranging from 2.7 years and 2.9 years.

The following table summarizes the activities for our Long-Term Incentive Share rights for the three months ended March 31, 2018:

Unvested Long-Term Incentive Shares
Outstanding January 1, 2018	1,725,000
Granted	130,000
Cancelled	(50,000)
Outstanding March 31, 2018	1,805,000

These rights consist of five vesting tranches, which Long-Term incentive Shares will be awarded at any time prior to the fifth anniversary of the rights' commencement dates if the closing market price of the Company’s common stock over any 30 consecutive trading days is at or greater than the target price set forth in the table below.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Target Price Per Share	Long-Term Incentive Shares
$13.00	225,625
$16.00	225,625
$20.00	451,250
$25.00	451,250
$30.00	451,250

The Company recorded total stock compensation expense of $1.2 million and $1.0 million for the three months ended March 31, 2018 and 2017, respectively. The total unrecognized stock compensation expense at March 31, 2018, is approximately $8.0 million, which is expected to be recognized over a weighted average period of 1.9 years.

10. WARRANTS

During the three months ended March 31, 2018, no warrant holders exercised any warrants.

As of March 31, 2018, outstanding warrants were as follows:

Exercise Price	Warrants Outstanding and Vested	Remaining Life (Years)
$12.65	158,116	1.66

11. INCOME TAXES

The Company’s quarterly provision for income taxes is measured using an estimated annual effective tax rate, subsequently adjusted for discrete items that occur within the quarter. The provision for income taxes for the three months ended March 31, 2018 and 2017, was a benefit of $0.7 million and $0.0 million, respectively. The effective tax rate for the three months ended March 31, 2018 and 2017, was 18.1% and 0.0%, respectively. The increase in the effective tax rate was primarily affected by the Tax Act, which enabled the Company to offset its indefinite lived intangible deferred tax liability with certain deferred tax assets that are now considered to have an indefinite life. During the three months ended March 31, 2018, the Company was able to recognize the deferred tax benefit created by the current period loss.

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. This legislation made significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforward and carryback, limitation of the tax deduction for interest expense, and a repeal of the corporate alternative minimum tax. Several of these changes are expected to impact the Company and have been included in the calculation of the quarterly provision for the three months ended March 31, 2018. Under the new law, certain deferred tax assets are considered to have indefinite lives. As a result of this change, the Company reduced its valuation allowance against these deferred assets in the fourth quarter of 2017.

As noted at year end, the Company recorded provisional estimates for valuation allowance reversal to certain state deferred tax assets based upon existing state tax law conformity to federal tax laws.  Management will continue to monitor state legislative actions in states where it files during 2018. The provisional estimates for state valuation allowance may change to the extent any state legislature modifies its conformity to the Tax Act. In other areas of the Tax Cuts and Jobs Act that had an impact, the Company was able to make reasonable estimates and has recorded provisional amounts.  There are no material elements of the Tax Act for which the Company was unable to make a reasonable estimate. Once State conformity elections are known the Company expects to finalize its assessment during the one year measurement period as prescribed by the Staff Accounting Bulletin 118 and ASU 2018-05.

The Company initially recorded a full valuation allowance against the Company’s deferred tax assets during the second quarter of 2015 due to uncertainty of the utilization in future periods. As described above, with the passage of the Tax Cuts and Jobs Act, the Company believes it can utilize certain deferred tax assets that are no longer considered to have definite lives and reversed a

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

portion of its valuation allowance in the fourth quarter of 2017. The Company continues to maintain a valuation allowance against certain deferred tax assets with definite lives due to its history of pretax losses. In evaluating the Company’s ability to realize the deferred tax assets it considered all available positive and negative evidence, including cumulative historical earnings, reversal of temporary differences, projected taxable income and tax planning strategies. The Company’s deferred tax assets will be evaluated in subsequent reporting periods by management using the same weighted positive and negative evidence to determine if a change in valuation allowance is required.

12. SUBSEQUENT EVENTS

On April 13, 2018, the Company announced the commencement of a cash tender (the “Tender Offer”) by the Company to purchase any and all of its $149.5 million aggregate principal amount of outstanding 2.50% Convertible Senior Notes due 2019.

On May 8, 2018, the Company entered into a $340 million senior secured credit facility. The credit facility consists of a $215 million First Lien Term Loan facility maturing in May 2024, a $75 million Second Lien Term Loan facility maturing in May 2025 and a $50 million senior secured Revolving Credit Facility maturing in May 2023. The loans under the credit agreements contain a maximum total net leverage covenant with step-downs as well as affirmative and negative covenants customary for transactions of this type, including limitations with respect to indebtedness, liens, investments, dividends, disposition of assets, change in business and transactions with affiliates. The Company used a portion of the proceeds from the new credit facilities to pay off its existing 2017 Credit Facility. The balance of the proceeds from the new credit facilities will be used to repurchase all or a portion of its 2.50% Convertible Senior Notes due July 2019 and for general corporate purposes.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that management believes is relevant to an assessment and an understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and accompanying notes as well as our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 16, 2018.

FORWARD-LOOKING STATEMENTS
The matters discussed in this Quarterly Report may constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, activity levels, performance or achievements to be materially different from any future results, activity levels, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “could”, “expect”, “estimate”, “may”, “potential”, “will”, and “would”, or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. There may be events in the future that we are not able to predict or control accurately, and numerous factors may cause events, our results of operations, financial performance, achievements, or industry performance, to differ materially from those reflected in the forward-looking statements. The factors listed in the section captioned “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 16, 2018, as well as any other cautionary language in this Quarterly Report, provide examples of such risks, uncertainties, and events.

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

DESCRIPTION OF THE COMPANY
We are a highly specialized provider of advanced engineering and technology solutions to support the collection, processing, analysis and dissemination of information across the full spectrum of the Intelligence, Cyber and Counterterrorism Communities’ missions. Our solutions protect our nation and its allies, and are designed to meet the critical needs of agile intelligence and U.S. Government national security priorities. Our core capabilities include advanced cyber operations and training; geospatial intelligence; cloud and data analytics; engineering; and intelligence analysis and operations. Our other offerings include a suite of Intelligence Surveillance and Reconnaissance (ISR) solutions deployed from an advanced sensor delivery platform, proprietary products-including electro-optical, hyperspectral and synthetic aperture radar sensors-and other products that we manufacture and integrate with hardware and software to meet unique and evolving intelligence mission requirements.

Our solutions focus on Intelligence Community (IC) customers, including the Federal Bureau of Investigation (FBI), Department of Homeland Security (DHS), National Security Agency (NSA), the National Geospatial Intelligence Agency (NGA), the Army Geospatial Center (AGC) and other agencies within the IC and Department of Defense (DoD). In addition, we provide products and services to U.S. federal, state and local law enforcement agencies, foreign governments and other entities in the Cyber and Counterterrorism markets. We believe the combination of our advanced solutions, understanding of our customers’ mission; longstanding and successful customer relationships; operational capabilities; and highly skilled, cleared workforce will help expand our footprint in our core markets.

CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our condensed consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any, are disclosed in the financial statements. On an ongoing basis, we evaluate our estimates and assumptions, including those related to long-term contracts, product returns, bad debts, inventories, fixed asset lives, income taxes, environmental matters, litigation, and other contingencies. These estimates and assumptions are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2017. We base our estimates and assumptions on historical experience and on various factors that are believed to be reasonable under the circumstances, including current and expected economic conditions, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from our estimates under different assumptions or conditions. There have been no material

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our Annual Report on Form 10-K for year ended December 31, 2017.

SIGNIFICANT RECENT DEVELOPMENTS
Effective January 1, 2018, we adopted the requirements of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). Please refer to Note 2 to the accompanying financial statement for a discussion of the impact on our condensed consolidated financial statements.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2018 AND MARCH 31, 2017
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

CONSOLIDATED OVERVIEW (In thousands)	Three months ended March 31, 2018	% of Revenue	Three months ended March 31, 2017	% of Revenue
Revenue	$125,742	100.0%	$68,256	100.0%
Cost of revenue, excluding amortization	93,774	74.6%	47,889	70.2%
Operating expenses	27,024	21.5%	19,984	29.3%
Intangible amortization	3,941	3.1%	1,650	2.4%
Interest expense, net	4,828	3.8%	2,609	3.8%
Income tax benefit, net	(693)	(0.6)%	—	—%

As the Company adopted Topic 606 as of January 1, 2018, using the modified retrospective method, there is a lack of comparability to the prior period presented in the table above.

Revenue increased by $57.5 million, or 84%, for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The increase was primarily attributable to contracts acquired through the acquisition of Sotera Holdings Inc., a Delaware corporation and its wholly owned subsidiary Sotera Defense Solutions Inc., a Delaware corporation (Sotera) and increased product sales associated with our Intelligence, Surveillance and Reconnaissance core focus area.
Cost of revenue increased by $45.9 million for the three months ended March 31, 2018, compared with the period ended March 31, 2017. The increase in the cost of revenue was driven largely by the increase in revenue. The increase in cost of revenue as a percentage of total revenue was primarily due to the contracts acquired through the Sotera acquisition.
Our operating expenses for the three months ended March 31, 2018, increased by $7.0 million and decreased as a percentage of revenue compared to the same period ended March 31, 2017. The increase is due primarily to the addition of Sotera to our financial results. Operating expenses in the quarter included $0.8 million of acquisition and integration costs and an additional $1.9 million of non-recurring expenses.
Intangible amortization expense increased $2.3 million for the three months ended March 31, 2018, primarily due to additional amortization related to the Sotera acquisition.
Interest expense increased by $2.2 million for the three months ended March 31, 2018, compared with the three months ended March 31, 2017. The increase in interest expense was due primarily to higher interest expense related to borrowings under the 2017 Credit Facility.

The effective tax rate for the three months ended March 31, 2018 and 2017 was 18.1% and 0.0%, respectively. During the three months ended March 31, 2018, the Company was able to recognize the deferred tax benefit created by the current period loss.
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. This legislation made significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforward and carryback, limitation of the tax deduction for interest expense, and a repeal of the corporate alternative minimum tax. Several of these changes are expected to impact the Company and have been included in the calculation of the quarterly provision for the three months ended March 31, 2018. Under the new law, certain deferred tax assets are considered to have indefinite lives. As a result of this change, the Company reduced its valuation allowance against these deferred assets in the fourth quarter of 2017.

The Company recorded provisional estimates for valuation allowance reversal to certain state deferred tax assets based upon existing state tax law conformity to federal tax laws.  Management will continue to monitor state legislative actions in states where

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

it files during 2018. The provisional estimates for state valuation allowance may change to the extent any state legislature modifies its conformity to the Tax Act. In other areas of the Tax Cuts and Jobs Act that had an impact, the Company was able to make reasonable estimates and has recorded provisional amounts.  There are no material elements of the Tax Act for which the Company was unable to make a reasonable estimate.  Once State conformity elections are known the Company expects to finalize its assessment during the one year measurement period as prescribed by the Staff Accounting Bulletin 118 and ASU 2018-05.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents totaled $3.1 million at March 31, 2018. Our working capital, defined as current assets minus current liabilities, was $48.4 million, which represents an increase of approximately $5.6 million from December 31, 2017. At March 31, 2018, we were in compliance with all of our debt covenants under our 2017 Credit Facility.
Cash Flow from Operations
Cash flow used in operations for the three months ended March 31, 2018, was approximately $16.0 million compared to $3.8 million in the prior year quarter. The increase in cash flow used in operations was primarily due to a temporary increase in days sales outstanding (DSO) which were 79 days for the quarter and a seasonal increase in payroll and related expenditures. The increase in DSO was a result of complexities associated with contract novation and systems integration and we expect DSO to return to more normalized levels by the end of the fiscal year. Cash and cash equivalents at March 31, 2018, was $3.1 million. A number of non-cash adjustments contributed to our net loss for the three months ended March 31, 2018, including $3.9 million of intangible amortization, $2.6 million of depreciation, $1.2 million of stock compensation expense, and $1.9 million of amortization of convertible debt discount and deferred financing costs.

Cash Flow from Investing and Financing
Cash flows from investing and financing activities provided $1.2 million of cash during the three months ended March 31, 2018, a decrease of $80.4 million as compared to the same period in the prior year. The decrease in cash provided from investing and financing activity was driven largely by the $84.6 million of net proceeds from our January 2017 offering of common stock, partially offset by the $4.0 million in net proceeds from borrowings under our 2017 Revolving Loan Facility during the first quarter of 2018.

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

Maturity Dates
On December 21, 2017, the 2017 Credit Agreement was amended such that the 2017 Credit Facility matures on the earlier of (i) the five-year anniversary of the Closing Date, and (ii) the date that is 91 days prior to the scheduled maturity date of the Company’s 2.50% convertible senior notes (the “Notes”), unless the Notes are converted into equity or otherwise repaid or refinanced. The Notes are scheduled to mature on July 15, 2019.

Payments
The Company can voluntarily repay outstanding loans under the 2017 Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurodollar loans. The Term Loan Facility will require scheduled quarterly payments in an amount equal to:

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

At March 31, 2018, we were in compliance with all of our debt covenants under the 2017 Credit Agreement.

Security
Our obligations under the 2017 Credit Agreement are secured by a pledge of substantially all of our and each other guarantors’ assets, including a pledge of the equity interests in certain of Opco’s domestic and first-tier foreign subsidiaries, subject to customary exceptions.

Events Subsequent to March 31, 2018

On April 13, 2018, the Company announced the commencement of a cash tender (the “Tender Offer”) by the Company to purchase any and all of its $149.5 million aggregate principal amount of outstanding 2.50% Convertible Senior Notes due 2019.

On May 8, 2018, the Company entered into a $340 million senior secured credit facility. The credit facility consists of a $215 million First Lien Term Loan facility maturing in May 2024, a $75 million Second Lien Term Loan facility maturing in May 2025 and a $50 million senior secured Revolving Credit Facility maturing in May 2023. The loans under the credit agreements contain a maximum total net leverage covenant with step-downs as well as affirmative and negative covenants customary for transactions of this type, including limitations with respect to indebtedness, liens, investments, dividends, disposition of assets, change in business and transactions with affiliates. The Company used a portion of the proceeds from the new credit facilities to pay off its existing 2017 Credit Facility. The balance of the proceeds from the new credit facilities will be used to repurchase all or a portion of its 2.50% Convertible Senior Notes due July 2019 and for general corporate purposes.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding our exposure to interest rates and foreign exchange rate risks.

Interest Rate Risk
Our exposure to market risk relates to changes in interest rates for borrowings under our 2017 Credit Facility. A hypothetical 1% increase in interest rates would have increased our interest expense by approximately $0.3 million for the three months ended March 31, 2018, and likewise decreased our income and cash flows.

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

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the CEO and CFO concluded that as of December 31, 2017, our disclosure controls and procedures were not effective because of the material weaknesses described in Management's Annual Report on Internal Control Over Financial Reporting contained in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 16, 2018. In light of the material weaknesses identified at December 31, 2017, management has implemented processes and procedures to begin to remediate the identified material weaknesses.

We have also conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, pursuant to Rule 13a-15 of the Exchange Act, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our CEO and CFO concluded that, because the material weaknesses in our internal controls over financial reporting described above had not been fully remediated as of March 31, 2018, our disclosure controls and procedures were not effective as of March 31, 2018.
Notwithstanding the existence of these material weaknesses, our management has concluded that our condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for all periods and dates presented.

Management’s Plan for Remediation
Management is committed to the planning and implementation of remediation efforts to address the material weaknesses. These remediation efforts, summarized below, which have been implemented or are in process of implementation are intended to both address the identified material weaknesses and to enhance our overall financial control environment and control activities. In this regard, our initiatives include:

•
Enhancements to the Company’s control environment - The Company has identified and is in the process of implementing several enhancements including: (i) the evaluation of competence of all current accounting personnel, including outsourced service providers, to support achievement of the Company’s control objectives; (ii) the creation of a new position, Technical Accounting Director, which is in the process of being filled and will be responsible for reviewing and monitoring

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

all unique, complex, and/or significant accounting transactions; (iii) the creation of a new position, Director of Internal Controls and SOX Compliance, who will be responsible for overseeing the design of controls, remediation of prior control deficiencies, and enhancement of control activities; (iv) development of comprehensive training and development program for senior-level management, control owners and accounting personnel; (v) establishment of an Internal Controls Council (ICC) that will include key control owners across the organization and will directly enforce accountability and ownership over internal control responsibilities; (vi) enforce adherence to a quarterly sub-certification of internal controls by key control owners; (vii) continue to evaluate the effectiveness of control owners’ remediation of internal controls; and (viii) continue to evaluate the resources required to right-size the accounting and financial reporting, internal audit, and information technology functions.

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

Our remediation efforts are ongoing. Consistent with our comprehensive remediation plan and schedule several of the initiatives above commenced during the quarter ended March 31, 2018. Additionally, to date, we have hired several new finance and accounting team members with the appropriate experience, certifications, education, and training including a new Chief Accounting Officer and Director of Internal Controls and SOX Compliance.

When fully implemented and operational, we believe the measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weaknesses described above will continue to exist.

Changes in Internal Control over Financial Reporting
Except for the implementation of the remediation measures described above, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As of March 31, 2018, and the date of this filing, the Company is not party to any material on-going legal proceedings.

ITEM 1A.    RISK FACTORS

Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017, includes certain risk factors that could materially affect our business, financial condition, or future results. There have been no material changes from the risk factors previously disclosed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2018, 100,000 long-term incentive share rights were granted to a new hire outside of the 2013 Plan, in accordance with Section 4(2) of the Securities Act of 1933.

ITEM 6.    EXHIBITS

Exhibits – See Exhibit Index

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KEYW HOLDING CORPORATION

Date:	May 8, 2018	By:	/s/ William J. Weber
William J. Weber
President and Chief Executive Officer

Date:	May 8, 2018	By:	/s/ Michael J. Alber
Michael J. Alber
Executive Vice President and Chief Financial Officer

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Exhibit No.	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of the Company, as filed on October 6, 2010	(1)

3.2	Certificate of Correction of Articles of Amendment and Restatement	(2)

3.3	Amended and Restated Bylaws of the Company, effective as of August 13, 2014	(3)

4.1	Specimen of Common Stock Certificate	(4)

4.2	Indenture, dated July 21, 2014, between the Company and Wilmington Trust, National Association, as trustee	(5)

4.3	First Supplemental Indenture, dated July 21, 2014, between the Company and Wilmington Trust, National Association, as trustee	(5)

4.4	Form of 2.50% Convertible Senior Note due 2019 (incorporated by reference to Exhibit 4.2 hereto)	(5)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	x

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	x

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