Form 10-Q
period 2018-06-30
KEYW HOLDING CORP
filed 2018-08-01
CIK 1487101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:          June 30, 2018
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
Yes ☐             No ☒
 There were 49,878,890 shares of our common stock ($0.001 par value), outstanding as of July 25, 2018.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except par value per share amounts)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$27,935	$17,832
Accounts receivable, net	29,476	49,880
Unbilled receivables, net	65,326	37,785
Inventories, net	25,606	24,337
Prepaid expenses	2,403	2,266
Income tax receivable	489	210
Total current assets	151,235	132,310

Property and equipment, net	30,975	36,141
Goodwill	455,197	455,197
Other intangibles, net	50,366	57,045
Other assets	3,342	2,913
TOTAL ASSETS	$691,115	$683,606
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,447	$25,609
Accrued expenses	18,469	17,862
Accrued salaries and wages	24,696	29,341
Term loan – current portion, net of discount	1,300	6,750
Deferred revenue	5,516	6,090
Total current liabilities	64,428	85,652

Convertible senior notes, net of discount	21,524	138,998
Term loan – non-current portion, net of discount	281,975	120,627
Deferred tax liability, net	16,290	19,367
Other non-current liabilities	10,646	11,444
TOTAL LIABILITIES	394,863	376,088
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 100,000 shares authorized, 49,881 and 49,876 shares issued and outstanding	50	50
Additional paid-in capital	427,423	422,901
Accumulated deficit	(131,221)	(115,433)
Total stockholders’ equity	296,252	307,518
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$691,115	$683,606

The accompanying notes to the consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)
(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue	$128,140	$124,058	$253,882	$192,314
Cost of revenue, excluding amortization	95,825	94,528	190,041	142,646
Operating expenses	25,889	36,476	52,807	56,891
Intangible amortization expense	2,738	3,604	6,679	5,254
Operating income (loss)	3,688	(10,550)	4,355	(12,477)
Interest expense, net	5,907	4,914	10,734	7,523
Loss on extinguishment of debt	11,429	—	11,429	—
Other non-operating income	(127)	(137)	(132)	(129)
Loss before income taxes	(13,521)	(15,327)	(17,676)	(19,871)
Income tax (benefit) expense, net	(2,127)	3,059	(2,884)	3,059
Net loss	$(11,394)	$(18,386)	$(14,792)	$(22,930)

Weighted average common shares outstanding
Basic	49,872	49,546	49,865	48,061
Diluted	49,872	49,546	49,865	48,061

Loss per share
Basic	$(0.23)	$(0.37)	$(0.30)	$(0.48)
Diluted	$(0.23)	$(0.37)	$(0.30)	$(0.48)

The accompanying notes to the consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2017	49,876	$50	$422,901	$(115,433)	$307,518
Cumulative effect of adopting ASC 606	—	—	—	(996)	(996)
Net loss	—	—	—	(14,792)	(14,792)
Option exercise, net	28	—	155	—	155
Share-based compensation	(23)	—	2,249	—	2,249
Settlement of capped call transactions	—	—	2,118	—	2,118
Balance, June 30, 2018	49,881	$50	$427,423	$(131,221)	$296,252

The accompanying notes to the consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six months ended June 30,
	2018	2017
Net loss	$(14,792)	$(22,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,249	2,098
Depreciation and amortization expense	12,505	9,680
Loss on extinguishment of debt	11,429	—
Non-cash interest expense	3,100	3,474
Loss on disposal of assets	1,395	—
Deferred taxes	(2,751)	3,062
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	20,404	(11,513)
Unbilled receivables, net	(26,376)	5,427
Inventories, net	(1,561)	(3,639)
Prepaid expenses	(818)	(532)
Accounts payable	(11,162)	6,036
Accrued expenses	(6,403)	5,530
Other non-current assets/liabilities	(624)	(1,534)
Net cash used in operating activities	(13,405)	(4,841)
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(236,091)
Purchases of property and equipment	(2,055)	(3,679)
Net cash used in investing activities	(2,055)	(239,770)
Cash flows from financing activities:
Proceeds from issuance of term note	290,000	135,000
Principal payments of term loan	(131,625)	—
Principal payments of convertible senior notes	(126,892)	—
Settlement of capped call transactions	2,118	—
Payment of debt issuance costs	(7,482)	(4,689)
Payment of debt extinguishment costs	(711)	—
Proceeds from revolver	25,000	10,000
Repayment of revolver	(25,000)	—
Proceeds from stock issuance, net	—	84,586
Proceeds from option exercises, net	155	109
Net cash provided by financing activities	25,563	225,006
Net increase (decrease) in cash and cash equivalents	10,103	(19,605)
Cash and cash equivalents at beginning of period	17,832	41,871
Cash and cash equivalents at end of period	$27,935	$22,266
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,964	$4,007
Cash paid for taxes	$88	$16

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

The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. Certain information and note disclosures normally included in the annual financial statements have been omitted pursuant to those instructions. This interim information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2017, contained in our Annual Report on Form 10-K and filed with the U.S. Securities and Exchange Commission (SEC) on March 16, 2018. Interim results may not be indicative of our full-fiscal year performance.

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

Prior Period Financial Statement Correction of Immaterial Errors
During the second quarter of 2018, we identified errors related to the accounting for self-constructed assets dating back to 2014. These errors resulted in an overstatement of property and equipment, net and an understatement of accumulated deficit. Specifically, we determined that certain selling general and administrative and overhead costs should not have been capitalized as part of self-constructed assets and that depreciation expense was not recognized in a timely basis on certain self-constructed assets that were placed into service in prior periods. Additionally, we identified certain self-constructed assets previously presented as property and equipment, net which should have been classified as inventory.

We assessed the materiality of these errors on our financial statements for prior periods in accordance with the SEC Staff Accounting Bulletin (SAB) No. 99, Materiality, codified in Accounting Standards Codification (ASC) 250, Presentation of Financial Statements, and concluded that they were not material to any prior annual or interim periods. However, the aggregate amount of the prior period corrections of immaterial errors through March 31, 2018, was approximately a $3.8 million increase to accumulated deficit and would have been material to the quarterly amounts within our current Consolidated Statements of Operations. Consequently, in accordance with ASC 250 (specifically SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we have corrected these errors for all prior periods presented by revising the consolidated financial statements and other financial information included herein. We also corrected the timing of immaterial

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

previously recorded out-of-period adjustments and reflected them in the revised prior period financial statements, where applicable. Periods not presented herein will be revised, as applicable, in future filings.

The effects of the correction of immaterial errors on our Condensed Consolidated Balance Sheet were as follows (in thousands):

	December 31, 2017
	As Previously Reported	Adjustment	As Revised
Inventories, net	$20,496	$3,841	$24,337
Property and equipment, net	43,283	(7,142)	36,141
TOTAL ASSETS	686,907	(3,301)	683,606
Deferred tax liability, net	19,174	193	19,367
TOTAL LIABILITIES	375,895	193	376,088
Accumulated deficit	(111,939)	(3,494)	(115,433)
TOTAL STOCKHOLDERS' EQUITY	311,012	(3,494)	307,518

The effects of the correction of immaterial errors on our Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three months ended June 30, 2017
	As Previously Reported	Adjustment	As Revised
Cost of revenue, excluding amortization	$94,181	$347	$94,528
Operating expenses	36,159	317	36,476
Operating loss	(9,886)	(664)	(10,550)
Loss before income taxes	(14,663)	(664)	(15,327)
Income tax expense (benefit), net	3,124	(65)	3,059
Net loss	(17,787)	(599)	(18,386)

Basic net loss per share	$(0.36)	$(0.01)	$(0.37)
Diluted loss per share	$(0.36)	$(0.01)	$(0.37)

	Six months ended June 30, 2017
	As Previously Reported	Adjustment	As Revised
Cost of revenue, excluding amortization	$142,070	$576	$142,646
Operating expenses	56,143	748	56,891
Operating loss	(11,153)	(1,324)	(12,477)
Loss before income taxes	(18,547)	(1,324)	(19,871)
Income tax (benefit) expense, net	3,124	(65)	3,059
Net loss	(21,671)	(1,259)	(22,930)

Basic net loss per share	$(0.45)	$(0.03)	$(0.48)
Diluted loss per share	$(0.45)	$(0.03)	$(0.48)

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

The effects of the correction of immaterial errors on our Condensed Consolidated Statements of Cash Flows were as follows (in thousands):

	Six months ended June 30, 2017
	As Previously Reported	Adjustment	As Revised
Net Loss	(21,671)	(1,259)	(22,930)
Depreciation and amortization expense	8,912	768	9,680
Deferred taxes	3,127	(65)	3,062
Inventory, net	(2,200)	(1,439)	(3,639)
Net cash used in operating activities	(2,846)	(1,995)	(4,841)
Purchase of property and equipment	(5,674)	1,995	(3,679)
Net cash used in investing activities	(241,765)	1,995	(239,770)

Revenue Recognition
Effective January 1, 2018, we adopted the requirements of Accounting Standards Update (ASU) 2014-09 and related amendments, Revenue from Contracts with Customers (ASC 606), which superseded all prior revenue recognition methods and industry-specific guidance. For additional information on our adoption of the new standard refer to the Recently Adopted Accounting Pronouncements section below.

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

Transaction prices for contracts with the U.S. government are typically determined through a competitive procurement process and are based on estimated or actual costs of providing the goods or services in accordance with applicable regulations. Transaction prices for non-U.S. government customers are based on specific negotiations with each customer. In certain instances, our contracts contain award fees, incentive fees, or other provisions that can either increase or decrease the transaction price. The variable amounts generally are awarded upon achievement of certain performance metrics or program milestones and can be based upon customer discretion. We estimate variable consideration at the most likely amount to which we expect to be entitled. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available to us and the potential of a significant reversal of revenue. The Company excludes any taxes collected or imposed when determining the transaction price.

A contract’s transaction price is allocated to each distinct performance obligation and recognized when, or as, the performance obligation is satisfied. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

Changes in estimates related to contracts accounted for using the cost-to-cost method of accounting are recognized in the period in which such changes are made on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligations’ percentage of completion. For the three and six months ended June 30, 2018, there were no material modifications recorded related to work previously performed on projects prior to the execution of formal modifications or amendments. A significant change in one or more estimates could affect the profitability of one or more of our performance obligations. When estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.

Cost of Revenue
Cost of revenue consists primarily of compensation expenses for program personnel, the fringe benefits associated with this compensation and other direct expenses incurred to complete programs, including cost of materials, depreciation and subcontract efforts.

Receivables
Receivables consist of amounts billed and currently due from customers and amounts currently due from customers that are not yet billed (unbilled receivables). Receivables are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based on its assessment of the status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written-off through a charge to the allowance and a credit to accounts receivable. For the six months ended June 30, 2018 and 2017, there were no material impairment losses or changes to the allowance.

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

Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the diluted weighted average common shares, which reflects the potential dilution of stock options, warrants, and contingently issuable shares that could share in our loss if the securities were exercised. As the Company incurred a net loss for the three and six months ended June 30, 2018 and 2017, none of the potential dilution of stock options, warrants, and contingently issuable shares were included in the diluted share calculation for those periods as they would have been anti-dilutive.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

The following table presents the calculation of basic and diluted net loss per share (in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net loss	(11,394)	(18,386)	$(14,792)	$(22,930)
Weighted average shares – basic	49,872	49,546	49,865	48,061
Effect of dilutive potential common shares	—	—	—	—
Weighted average shares – diluted	49,872	49,546	49,865	48,061

Net loss per share – basic	$(0.23)	$(0.37)	$(0.30)	$(0.48)
Net loss per share – diluted	$(0.23)	$(0.37)	$(0.30)	$(0.48)
Anti-dilutive share-based awards, excluded	3,714	3,062	3,714	3,062
Employee equity share options, restricted shares and warrants granted by the Company are treated as potential common shares outstanding in computing diluted loss per share. Diluted shares outstanding include the dilutive effect of in-the-money options and in-the-money warrants and unvested restricted stock. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury-stock method, the amount the employee must pay for exercising stock options and the amount of compensation cost for future service that the Company has not yet recognized are collectively assumed to be used to repurchase shares. As the Company incurred a net loss for the three and six months ended June 30, 2018 and 2017, none of the outstanding dilutive share-based awards were included in the diluted share calculation for those periods as they would have been anti-dilutive.
The Company uses the if-converted method for calculating any potential dilutive effect of the conversion spread of our Convertible Senior Notes due 2019 (the Convertible Senior Notes) on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share of common stock when the average market price of our common stock for a given period exceeds the Notes' conversion price of $14.83. As of June 30, 2018, 1.5 million shares related to the Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the conversion price of the Notes exceeded the average market price of the Company’s common shares for the three and six months ended June 30, 2018.

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

As a result of applying the modified retrospective method to adopt the new guidance, the following adjustments were made on the condensed consolidated balance sheet as of January 1, 2018:

	As Revised		Adjusted
	December 31, 2017	Adjustments	January 1, 2018
	(in thousands)
Assets:
Unbilled receivables	$37,785	$1,166	$38,951
Inventories, net	24,337	(292)	24,045
Prepaid expenses	2,266	(403)	1,863
Liabilities:
Accrued expenses	$17,862	$49	$17,911
Deferred revenue	6,090	1,743	7,833
Deferred tax liability, net	19,367	(325)	19,042
Equity:
Accumulated deficit	$(115,433)	$(996)	$(116,429)

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

2. REVENUE FROM CONTRACTS WITH CUSTOMERS

Impact of New Revenue Guidance on Financial Statement Line Items
The following tables compare the reported condensed consolidated balance sheet and statement of operations as of and for the three and six months ended June 30, 2018, to the pro-forma amounts had ASC 605 been in effect:

	June 30, 2018
	As Reported (ASC 606)	As Adjusted (ASC 605)
	(in thousands)
Assets:
Unbilled receivables	$65,326	$64,371
Inventories, net	25,606	26,273
Liabilities:
Accrued expenses	$18,469	$18,426
Deferred revenue	5,516	5,613
Deferred tax liability, net	16,290	16,327
Equity:
Accumulated deficit	$(131,221)	$(131,600)

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

	Three months ended June 30, 2018		Six months ended June 30, 2018
	As Reported (ASC 606)	As Adjusted (ASC 605)	As Reported (ASC 606)	As Adjusted (ASC 605)
	(in thousands, except per share amounts)
Revenue	$128,140	$127,821	$253,882	$252,253
Cost of revenue, excluding amortization	95,825	96,091	190,041	190,075
Operating income	3,688	3,103	4,355	2,692
Loss before income taxes	(13,521)	(14,106)	(17,676)	(19,339)
Income tax benefit, net	(2,127)	(2,219)	(2,884)	(3,172)
Net loss	(11,394)	(11,887)	(14,792)	(16,167)

Loss per share
Basic	$(0.23)	$(0.24)	$(0.30)	$(0.32)
Diluted	$(0.23)	$(0.24)	$(0.30)	$(0.32)

The primary impact related to certain contracts (or contract components) that were previously recognized on a separate basis which are now combined under ASC 606 into a single performance obligation, as they are not capable of being distinct under the new guidance.

Revenue by Category
The Company disaggregates its revenue from contracts with customers by contract-type and customer-type, as we believe that they best depict how the nature, amount, timing and uncertainty of the Company’s revenue and cash flows are affected by economic factors. The following table summarizes revenue from contracts with customers by contract-type and customer-type for the three and six months ended June 30, 2018:

Revenue by Customer Type and Contract Type	Three months ended June 30, 2018	Six months ended June 30, 2018
		(in thousands)
Department of Defense
Cost Reimbursement	$44,733	$87,561
Time & Materials and Fixed-Price-Level-of-Effort	25,524	51,669
Firm-Fixed-Price	28,809	54,037
Total Department of Defense	99,066	193,267

Non-Department of Defense U.S. Government
Cost Reimbursement	2,096	3,874
Time & Materials and Fixed-Price-Level-of-Effort	19,993	38,893
Firm-Fixed-Price	2,606	5,387
Total Non-Department of Defense U.S. Government	24,695	48,154

Commercial and other
Cost Reimbursement	—	—
Time & Materials and Fixed-Price-Level-of-Effort	446	1,828
Firm-Fixed-Price	3,933	10,633
Total Commercial and other	4,379	12,461

Total Revenues	$128,140	$253,882

Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which revenue has not yet been recognized, excluding unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

quantity (IDIQ)). As of June 30, 2018, the aggregate amount of transaction price allocated to remaining performance obligations was $323.2 million, which the Company expects to recognize over the next 12 months.

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

The increase in contract assets (unbilled receivables) during the six months ended June 30, 2018, was primarily due to billable receivables now being classified as contract assets and to the timing of billings and revenue recognized on certain contracts. The decrease in contract liabilities (deferred revenue) during the six months ended June 30, 2018, was primarily due to timing of cash collection and subsequent recognition of revenue on the related programs.

During the three months ended June 30, 2018, the Company recognized revenue of $1.1 million related to contract liabilities which existed at January 1, 2018. During the six months ended June 30, 2018, the Company recognized revenue of $4.2 million related to contract liabilities which existed at January 1, 2018. There were no material impairment losses recognized on contract assets for the six months ended June 30, 2018.

3. ACQUISITIONS

On April 4, 2017, the Company's wholly owned operating company, Opco, completed the merger (the “Merger”) of Sandpiper Acquisition Corporation, a wholly owned subsidiary of Opco, with and into Sotera Holdings Inc., a Delaware corporation and its wholly owned subsidiary Sotera Defense Solutions Inc., a Delaware corporation (Sotera), with Sotera surviving the Merger as a wholly-owned subsidiary of Opco. The purchase consideration net of cash acquired, for the acquisition of Sotera was $236.1 million less $0.2 million of escrow holdback funds returned to the Company during the fourth quarter of 2017. The acquisition of Sotera was completed as an all-cash transaction.

The fair values of the assets acquired and liabilities assumed at the date of the transaction were as follows (in thousands):

Cash	$11,583
Receivables	37,521
Prepaid expenses	1,679
Property and equipment	1,499
Other intangibles	60,590
Goodwill	164,487
Deferred tax assets	142
Other assets	1,149
Total assets acquired	278,650
Accounts payable	7,007
Accrued expenses	9,818
Accrued salaries and wages	10,784
Deferred revenue	1,505
Long-term obligations	2,097
Total liabilities assumed	31,211
Net assets acquired	$247,439
Net cash paid	$235,856
Actual cash paid	$247,439

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

The Company identified $60.6 million of other intangible assets, including backlog and customer relationships. The following table summarizes the fair value of intangibles assets acquired at the date of acquisition and the related weighted average amortization period:

	Weighted average amortization period	Fair Value
	(in years)	(in thousands)
Customer relationships	16.0	$56,700
Backlog	1.0	3,890
Total		$60,590

Related to the acquisition of Sotera, during the three and six months ended June 30, 2017, the Company incurred $2.6 million and $4.3 million of acquisition related expenses, respectively. In connection with the integration of Sotera, during the three and six months ended June 30, 2018, the Company incurred $0.8 million and $1.5 million of integration related expenses. During the three and six months ended June 30, 2017, the Company incurred $10.2 million of expenses related to the integration of Sotera. Acquisition and integration related expenses were recorded as part of operating expenses.

Unaudited Pro Forma Financial Information

The table below summarizes the unaudited pro forma consolidated results of operations as if the acquisition of Sotera had occurred on January 1, 2017. The unaudited pro forma financial information was prepared based on historical financial information. The unaudited pro forma results below do not include any adjustments that may have resulted from synergies, eliminations of intercompany transactions or from amortization of intangibles (other than during the period following the closing of the Sotera acquisition). The pro forma financial information is not intended to reflect the actual results of operations that would have occurred if the acquisition had been completed on January 1, 2017, nor is it intended to be an indication of future operating results.

	Three months ended	Six months ended
	June 30, 2017	June 30, 2017
	(unaudited and in thousands)
Revenues	$124,058	$254,259
Net (loss) income from continuing operations	(18,386)	(28,802)

The Sotera acquisition was accounted for using the acquisition method of accounting. Results of operations were included in the condensed consolidated financial statements from the date of acquisition.

4. FAIR-VALUE MEASUREMENTS

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

At June 30, 2018, the Company did not have any assets or liabilities measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

5. INVENTORIES

Inventories are valued at the lower of cost (as calculated using the weighted-average method) or net realizable value and consist of work in process at various stages of production and finished goods. The inventory is primarily related to our off-the-shelf products for which revenue is recognized at a point in time such as mobile communications devices, aeroptic cameras and radars. The cost of the work in process consists of materials put into production, the cost of labor and an allocation of overhead costs. At June 30, 2018 and December 31, 2017, the Company had an inventory reserve balance of $1.1 million and $0.9 million for certain products where the market has not developed as expected.

6. PROPERTY AND EQUIPMENT

Property and equipment, net, are as follows:

	June 30, 2018	December 31, 2017
	(In thousands)
Property and equipment
Aircraft	$29,853	$27,567
Leasehold improvements	22,803	23,506
Manufacturing equipment	5,471	7,778
Software development costs	2,111	2,111
Office equipment	9,667	15,884
Total	69,905	76,846
Accumulated depreciation	(38,930)	(40,705)
Property and equipment, net	$30,975	$36,141

Depreciation expense charged to operations was $2.7 million and $2.7 million for the three months ended June 30, 2018 and 2017, respectively. Depreciation expense charged to operations was $5.8 million and $4.4 million for the six months ended June 30, 2018 and 2017, respectively.

During the second quarter of 2018, as part of the Company's annual inventory process, the Company disposed of fixed assets with a net book value of $1.3 million, which was included as part of operating expenses.

7. INTANGIBLE ASSETS

Information regarding our purchased intangible assets is included in the following table.

	June 30, 2018			December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)

Customer relationships and contracts	$57,564	$(8,548)	$49,016	$66,513	$(11,039)	$55,474
Software technology and other	2,162	(812)	1,350	2,162	(591)	1,571
Total intangible assets	$59,726	$(9,360)	$50,366	$68,675	$(11,630)	$57,045

During the first half of 2018, customer relationships and contracts assets of $8.9 million became fully amortized and are not included in the June 30, 2018, numbers in the table above.

The Company recorded amortization expense of $2.7 million and $3.6 million for the three months ended June 30, 2018 and 2017, respectively. The Company recorded amortization expense of $6.7 million and $5.3 million for the six months ended June 30, 2018 and 2017, respectively.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

As of June 30, 2018, expected amortization expense relating to purchased intangible assets was as follows:

Fiscal Year Ending
(in thousands)
2018 (remainder of year)	$5,441
2019	9,226
2020	7,415
2021	5,973
2022	4,634
2023 and thereafter	17,677
Total	$50,366

8. DEBT

2018 Credit Facility
On May 8, 2018, Opco entered into a $340 million senior secured credit facility (the 2018 Credit Facility), which consists of a $215 million First Lien Term Loan facility (the 2018 First Lien Term Loan Facility), a $75 million Second Lien Term Loan facility (the 2018 Second Lien Term Loan Facility) and a $50 million senior secured Revolving Credit Facility (the 2018 Revolving Loan Facility). The terms of the 2018 Credit Facility are set forth in the First Lien Credit Agreement and the Second Lien Credit Agreement (collectively, the 2018 Credit Agreements) dated as of May 8, 2018 (the Closing Date) by and among Opco, as the borrower, the Company, the several lenders party thereto, Royal Bank of Canada (RBC), as administrative agent and collateral agent (the Agent), and RBC, Fifth Third Bank, JPMorgan Chase Bank and SunTrust Robinson Humphrey, Inc., as the joint lead arrangers and joint bookrunners. Subject to the terms and conditions of the 2018 Credit Agreements, on May 8, 2018, Opco borrowed an aggregate of $215 million under the 2018 First Term Loan Facility and $75 million under the 2018 Second Term Loan Facility (collectively the Term Loan Proceeds). The Company used most of the Term Loan Proceeds to pay off the credit facility we entered into in 2017 (the 2017 Credit Facility) and to repurchase $126.9 million of the outstanding the Convertible Senior Notes through a tender offer.

Interest Rates
Borrowings under the 2018 Credit Agreements were and will be incurred in U.S. Dollars. All borrowings under the 2018 Credit Agreements may, at our option, be incurred as either eurodollar loans (Eurodollar Loans) or base rate loans (Base Rate Loans).

In regards to the 2018 First Lien Term Loan Facility and the 2018 Revolving Loan Facility:

•	Eurodollar Loans will accrue interest, for any interest period, at the Eurodollar Rate (as defined in the First Lien Credit Agreement) plus (b) an applicable margin of 4.5%.

•
Base Rate Loans will accrue interest, for any interest period, at (a) a base rate per annum equal to the highest of (i) the Federal funds rate plus 0.5%; (ii) the prime commercial lending rate announced by the RBC from time to time as its prime lending rate; and (iii) the Eurodollar Rate for a one month interest period plus 1.0%, plus (b) an applicable margin of 3.5%.

•	The applicable margin for borrowings may be decreased if our consolidated net leverage ratio decreases.

In regards to the 2018 Second Lien Term Loan Facility:

•	Eurodollar Loans will accrue interest, for any interest period, at (a) the Eurodollar Rate (as defined in the 2018 Second Lien Credit Agreements) plus (b) an applicable margin of 8.75%.

•
Base Rate Loans will accrue interest, for any interest period, at (a) a base rate per annum equal to the highest of (i) the Federal funds rate plus 0.5%; (ii) the prime commercial lending rate announced by the RBC from time to time as its prime lending rate; and (iii) the Eurodollar Rate for a one month interest period plus 1.0%, plus (b) an applicable margin of 7.75%.

Maturity Dates
The 2018 Revolving Loan Facility matures on May 8, 2023, the 2018 First Lien Term Loan Facility matures on May 8, 2024, and the 2018 Second Lien Term Loan Facility matures on May 8, 2025.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Payments
Voluntary prepayments of the 2018 First Lien Term Loan Facility are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.0% premium payable in connection with certain repricing transactions within the first six months after the Closing Date.

Voluntary prepayments of the 2018 Second Lien Term Loan Facility are subject to a 2.00% premium on all principal amounts prepaid prior to the first anniversary of the Closing Date and a 1.00% premium on all principal amounts prepaid after the first anniversary of the Closing Date and prior to the second anniversary of the Closing Date. No premium is applied to principal amounts prepaid after the second anniversary of the Closing Date.

The 2018 First Lien Term Loan Facility requires scheduled quarterly payments in an amount equal to $0.5 million with the remaining balance payable on the maturity date. No scheduled payments are required for the 2018 Revolving Loan Facility and the 2018 Second Lien Term Loan Facility prior to each respective maturity date.

Mandatory Prepayments
Amounts outstanding under the 2018 Credit Agreements will be subject to mandatory prepayments, subject to customary exceptions, from the net cash proceeds to us from certain asset sales or recovery events.

Beginning with the fiscal year 2019, and interim periods therein, the Company will be required to remit up to 50% of excess cash flow, based on the total net leverage ratio. The excess cash flow percentage are 50%, 25%, and 0% based on the total leverage ratios of greater than 4.50 to 1.00, equal to or less than 4.50 to 1.00, but greater than 4.00 to 1.00, and less than 4.00 to 1.00, respectively. Any mandatory excess cash flow payments will be reduced by voluntary prepayments.

Certain Covenants and Events of Default
The 2018 Credit Agreements contain affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, investments and transactions with affiliates. The First Lien Credit Agreement and the Second Lien Credit Agreement each contain one financial covenant:

•
The First Lien Credit Agreement stipulates a maximum total leverage ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization and other adjustments described in the Credit Agreement (Consolidated EBITDA) for the trailing four consecutive quarters of (a) 7.25 to 1.00 for any quarter ending on or prior to March 31, 2019; (b) 6.75 to 1.00 for any quarter thereafter ending on or prior to December 31, 2019; (c) 6.50 to 1.00 for any quarter thereafter ending on or prior to September 30, 2020; (d) 6.25 to 1.00 for any quarter thereafter ending on or prior to September 30, 2021; (e) 6.00 to 1.00 for any quarter thereafter ending on or prior to September 30, 2022; (f) 5.75 to 1.00 for any quarter thereafter.

•
The Second Lien Credit Agreement stipulates a maximum total leverage ratio of consolidated total indebtedness to Consolidated EBITDA for the trailing four consecutive quarters of (a) 7.75 to 1.00 for any quarter ending on or prior to March 31, 2019; (b) 7.25 to 1.00 for any quarter thereafter ending on or prior to December 31, 2019; (c) 7.00 to 1.00 for any quarter thereafter ending on or prior to September 30, 2020; (d) 6.75 to 1.00 for any quarter thereafter ending on or prior to September 30, 2021; (e) 6.50 to 1.00 for any quarter thereafter ending on or prior to September 30, 2022; (f) 6.25 to 1.00 for any quarter thereafter.

The 2018 Credit Agreements include customary events of default that include, among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, Employee Retirement Income Security Act of 1974 (ERISA) defaults and a change of control default. The occurrence of an event of default could result in the acceleration of the obligations under the 2018 Credit Agreements and cross-default our other indebtedness.

At June 30, 2018, the Company was in compliance with all of its debt covenants under the 2018 Credit Agreements.

Security
The Company's obligations under the 2018 Credit Agreements are secured by a pledge of substantially all of its and each other guarantors’ assets, including a pledge of the equity interests in certain of Opco’s domestic and first-tier foreign subsidiaries, subject to customary exceptions.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

In connection with the contemporaneous issuance of the 2018 Credit Facility and the repayment of the 2017 Credit Facility, a portion of the prepayment and issuance was considered a modification of terms with creditors who participated in both the prepaid debt and the new issuance, and the remainder was considered a debt extinguishment. To the extent the prepayment and issuance was considered a modification of terms, the previously incurred unamortized deferred financing costs, debt discount, and any fees or other amounts paid to creditors will be amortized over the life of the new issuance. To the extent the prepayment and issuance was considered an extinguishment, the previously incurred unamortized deferred financing costs, debt discount, and any fees or other amounts paid to creditors were expensed as a loss on extinguishment of debt. The new debt issuances associated with the existing creditors whose prior loans were prepaid were considered a modification of terms and therefore the new issuance costs associated with such issuances were expensed as a loss on extinguishment of debt. All costs and expenses associated with new creditors are capitalized and amortized over the life of the new issuance.

The following table summarizes the accounting for the debt issuance costs incurred and the related loss on extinguishment of debt recorded associated with the debt transactions discussed above:

	Loss on Extinguishment of Debt	Capitalized and Amortized Over Life of New Issuances	Total
	(in thousands)
New debt issuance costs	$364	$7,118	$7,482
Previously incurred unamortized debt issuance costs or discount	3,571	348	3,919
Total	$3,935	$7,466	$11,401

The Company is amortizing the deferred financing costs and debt discount over the respective contractual terms of the 2018 Credit Facility using the effective-interest method. During the three and six months ended June 30, 2018, the Company recognized $3.4 million of interest expense on the condensed consolidated statement of operations related to the 2018 Credit Facility, which included $0.1 million relating to the amortization of deferred financing costs and debt discount. The effective interest rate related to the 2018 First Lien Term Loan Facility was 6.9% as of June 30, 2018. The effective interest rate related to the 2018 Second Lien Term Loan Facility was 11.7% as of June 30, 2018.

2017 Credit Facility
On April 4, 2017, Opco entered into a 2017 Credit Agreement, which included a $135 million term loan facility and a $50 million revolving credit facility. The 2017 Credit Agreement was a five years, multi-bank agreement with the RBC, as administrative agent. In connection with the issuance of the 2017 Credit Facility the Company incurred approximately $4.7 million in financing costs. These financing costs were being amortized using the effective interest rate method over a five years period, the expected life of the related debt. On May 8, 2018, in connection with issuing the 2018 Credit Facility, the Company terminated, satisfied, and discharged all of its obligations under the 2017 Credit Agreement.

Interest expense recorded under the 2017 Credit Facility on the condensed consolidated statement of operations was $1.0 million and $2.4 million during the three months ended June 30, 2018 and 2017, respectively. The Company recognized $0.1 million and $0.2 million in interest expense relating to deferred financing costs and debt discount associated with the 2017 Credit Facility during the three months ended June 30, 2018 and 2017, respectively, which was included as part of interest expense.

Interest expense recorded under the 2017 Credit Facility was $3.2 million and $2.4 million during the six months ended June 30, 2018 and 2017, respectively. The Company recognized $0.3 million and $0.2 million in interest expense relating to deferred financing costs and debt discount associated with the 2017 Credit Facility during the six months ended June 30, 2018 and 2017, respectively, which was included as part of interest expense. The effective interest rate related to the 2017 Term Loan Facility was 6.4% as of its termination date.

The Company wrote off $3.6 million of unamortized deferred financing costs and debt discount in connection with the payoff of the 2017 Credit Facility. This expense was included as part of loss on extinguishment of debt on the condensed consolidated statement of operations during the three and six months ended June 30, 2018.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

2.5% Convertible Senior Notes
During the third quarter of 2014, the Company issued of $149.5 million aggregate principal amount of convertible senior notes in an underwritten public offering. The Convertible Senior Notes bear interest at a rate of 2.50% per annum on the principal amount, payable semi-annually in arrears on January 15 and July 15 of each year, to holders of record at the close of business on the preceding January 1 and July 1, respectively. The Convertible Senior Notes mature on July 15, 2019, unless earlier repurchased or converted. The Company may not redeem the Convertible Senior Notes prior to their stated maturity date.

On April 13, 2018, the Company announced the commencement of a cash tender (the Tender Offer) by the Company to purchase any and all of its $149.5 million aggregate principal amount of outstanding Convertible Senior Notes in an amount equal to $1,000 per $1,000 principal amount of validly tendered and accepted Convertible Senior Notes purchased, plus accrued and unpaid interest. On May 16, 2018, the Tender Offer expired, prior to which approximately $126.9 million in Convertible Senior Notes were tendered and subsequently repurchased by the Company, in cash, along with a payment of $1.1 million for accrued and unpaid interest associated with the repurchased Convertible Senior Notes. The tendered Convertible Senior Notes were retired upon repurchase.

The Company incurred third party fees of $0.7 million and wrote off $5.9 million in debt discount and $0.9 million in deferred financing costs in connection with the partial redemption of the Convertible Senior Notes, which resulted in the Company recording a $7.5 million loss on extinguishment of debt on the condensed consolidated statement of operations for the three and six months ended June 30, 2018.

The remaining holders of the Convertible Senior Notes may convert their Convertible Senior Notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending September 30, 2014, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Convertible Senior Notes on each applicable trading day; (ii) during the five business day period immediately after any five consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Senior Notes for each trading day of that period was less than 98% of the product of the last reported sale price of Company’s common stock and the conversion rate for the Convertible Senior Notes for each such trading day; or (iii) upon the occurrence of specified corporate events. On and after January 15, 2019, holders may convert their Convertible Senior Notes at any time, regardless of the foregoing circumstances.

Upon conversion, the Company will settle the Convertible Senior Notes in cash, shares of Company common stock or a combination of cash and shares of Company common stock, at the Company’s election. The Convertible Senior Notes have an initial conversion rate of 67.41 shares of common shares per $1,000 principal amount of the Convertible Senior Notes, which is equal to an initial conversion price of approximately $14.83 per common share. The conversion price is subject to adjustments upon the occurrence of certain specified events.

In addition, upon the occurrence of a fundamental change (as defined in the Indenture), holders of the Convertible Senior Notes may require the Company to repurchase the Convertible Senior Notes at a purchase price of 100% of the principal amount of the Convertible Senior Notes, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date.

As of June 30, 2018, the outstanding principal of the Convertible Senior Notes was $22.6 million, the unamortized debt discount was $1.0 million, the unamortized deferred financing costs were $0.1 million and the carrying amount of the liability component was $21.5 million, which was recorded as long-term debt within the Company’s condensed consolidated balance sheet. As of June 30, 2018, the fair value of the liability component relating to the Convertible Senior Notes was approximately $21.9 million and represents a Level 2 valuation.

During the three months ended June 30, 2018, the Company recognized $1.5 million of interest expense on the condensed consolidated statement of operations related to the Convertible Senior Notes, which included $0.8 million for non-cash interest expense relating to the debt discount and $0.1 million relating to amortization of deferred financing costs. During the three months ended June 30, 2017, the Company recognized $2.6 million of interest expense on the condensed consolidated statement of operations relating to the Convertible Senior Notes, which included non-cash interest expense of $1.4 million relating to the debt discount and $0.2 million relating to amortization of deferred financing costs.

During the six months ended June 30, 2018, the Company recognized $4.1 million of interest expense related to the Convertible Senior Notes, which included $2.3 million for non-cash interest expense relating to the debt discount and $0.4 million relating to amortization of deferred financing costs. During the six months ended June 30, 2017, the Company recognized $5.1 million of interest expense relating to the Convertible Senior Notes, which included non-cash interest expense of $2.8 million relating to the

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

debt discount and $0.5 million relating to amortization of deferred financing costs. The effective interest rate related to the Convertible Senior Notes was 7.5% as of June 30, 2018.

Capped Call
During the third quarter of 2014 in conjunction with the issuance of the Convertible Senior Notes, the Company enter into capped call transactions with respect to its common shares, (the Capped Call Transactions), with certain financial institutions. The Capped Call Transactions were generally expected to reduce the potential dilution to the Company's common stock upon conversion of the Convertible Senior Notes and/or offset any cash payments the Company was required to make in excess of the principal amount of any converted Convertible Senior Notes.

In connection with the partial redemption of the Convertible Senior Notes through the Tender Offer, in May 2018, the Company entered into agreements with the counterparties to the Capped Call Transactions to unwind the Capped Call Transactions (the Unwind Agreements). Under the terms of the Unwind Agreements, the Capped Call Transactions automatically terminated, along with all respective rights and obligations of the parties, effective immediately, and required the Counterparties to pay the Company a cash settlement amount dependent upon the average of the share volume-weighted average price (Average VWAP) for trading days over a predetermined period (the Termination Period). Based on the Average VWAP for the Termination Period, the cash settlement amount was later determined to be $2.1 million. The Company recorded an increase to additional paid in capital on the condensed consolidated balance sheet for the cash received upon settlement.

Debt Summary
As of June 30, 2018, the composition of the Company's debt was as follows (in thousands):

Convertible Senior Notes	$22,608
2018 First Lien Term Loan Facility	215,000
2018 Second Lien Term Loan Facility	75,000
2018 Revolving Loan Facility	—
Total debt	312,608
Less: current portion of term loan	(2,150)
Long-term debt	$310,458
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

9. SHARE-BASED COMPENSATION

At June 30, 2018, KeyW had stock-based compensation awards outstanding under the following plans: The 2008 Stock Incentive Plan (2008 Plan), The 2009 Stock Incentive Plan (2009 Plan) and The Amended and Restated 2013 Stock Incentive Plan (2013 Plan).

On August 15, 2012, the shareholders approved the 2013 KeyW Holding Corporation Stock Incentive Plan. The 2013 Plan, which took effect on January 1, 2013, provides for the issuance of additional restricted stock, stock options, and restricted stock units. Pursuant to an amendment approved by the Company’s shareholders on May 10, 2018, the number of shares available for issuance under the 2013 Plan was increased to a maximum of 4,180,000 shares.

2013 Stock Incentive Plan
Total equity authorized for issuance	4,180,000
Total equity outstanding or exercised	2,920,185
Total equity remaining for future grants	1,259,815

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

Stock Options
No stock options were granted during the six months ended June 30, 2018 and 2017. Historically the Company has issued stock option awards that vest over varying periods, ranging from three to five years, and have a ten-year life. The Company estimated the fair value of stock options using the Black-Scholes option-pricing model. All stock options were issued with an exercise price at market value or higher based upon our publicly traded share price on the date of grant. All option awards terminate within ninety days or sooner after termination of service with the Company, except as provided in certain circumstances under our senior executive employment agreements.

A summary of stock option activity for the period ended June 30, 2018 is as follows:

	Number of Shares	Option Exercise Price	Weighted Average Exercise Price
Options Outstanding January 1, 2018	879,810
Granted	—	—	—
Exercised	(28,036)	$5.00 - $9.25	$5.53
Cancelled	(65,799)	$5.50 - $17.11	$10.57
Options Outstanding June 30, 2018	785,975

As of June 30, 2018, outstanding stock options were as follows:

Exercise Price	Options Outstanding and Vested	Intrinsic Value	Weighted Average Remaining Life (Years)
$5.00 – $5.50	209,550	$698,842	1.14
$6.90 – $7.66	136,950	177,214	3.57
$7.96 – $9.25	115,676	42,060	2.69
$9.50 - $11.67	92,100	—	3.81
$11.99 - $12.97	88,225	—	3.88
$13.00 - $14.33	61,724	—	4.33
$14.88 - $17.11	81,750	—	5.55
	785,975	$918,116

Restricted Stock Awards
For the six months ended June 30, 2018, no restricted stock awards were issued.

The following table summarizes the activities for our restricted stock awards for the six months ended June 30, 2018:

Unvested Shares
Outstanding January 1, 2018	635,223
Granted	—
Vested	(209,086)
Cancelled	(21,625)
Outstanding June 30, 2018	404,512

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Restricted Stock Units (units)
During the six months ended June 30, 2018, the Company issued 335,052 units as part of employee incentive plans and to new hires. The Company issued 236,636 units to employees under the long-term incentive plan, 65,000 units to new hires and 33,416 units to existing employees as discretionary awards.

The following table summarizes the activities for our restricted stock units for the six months ended June 30, 2018:

Unvested Units
Outstanding January 1, 2018	337,423
Granted	335,052
Vested	—
Cancelled	(31,250)
Outstanding June 30, 2018	641,225

Performance Stock Units (performance units)
The Company issued 226,523 performance units to employees under the long-term incentive plan during the six months ended June 30, 2018.

The following table summarizes the activities for our unvested performance stock units for the six months ended June 30, 2018:

Unvested Performance Units
Outstanding January 1, 2018	17,557
Granted	226,523
Vested	—
Cancelled	—
Outstanding June 30, 2018	244,080

Long-Term Incentive Share Rights (rights)
During the six months ended June 30, 2018, the Company granted rights to 270,000 Long-Term Incentive Shares. Rights to 100,000 shares were granted outside of the 2013 Plan to a new hire, in accordance with NASDAQ Listing Rule 5635(c)(4) upon commencement of his employment. The remaining rights to 170,000 shares were granted to existing employees under the 2013 Plan.

The granting and vesting of the Long-Term Incentive Shares will be contingent upon the employees continued employment with KeyW, subject to acceleration upon certain events. The Company measured the fair value of the Long-Term Incentive Share grants using a Monte Carlo simulation approach with the following assumptions: risk-free interest rate ranging between 2.49% and 2.74%, expected volatility of approximately 55% and dividend yield of 0%. The grant-date fair value of these long-term incentive shares is $1.0 million. The expense for these grants will be recognized over the requisite service period of each individual tranche, which have weighted average requisite service periods ranging from 2.0 years and 2.9 years.

The following table summarizes the activities for our Long-Term Incentive Share rights for the six months ended June 30, 2018:

Unvested Long-Term Incentive Shares
Outstanding January 1, 2018	1,725,000
Granted	270,000
Cancelled	(110,000)
Outstanding June 30, 2018	1,885,000

These rights consist of five vesting tranches, which Long-Term incentive Shares will be awarded at any time prior to the fifth anniversary of the rights' commencement dates if the closing market price of the Company’s common stock over any 30 consecutive trading days is at or greater than the target price set forth in the table below.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Target Price Per Share	Long-Term Incentive Shares
$13.00	235,625
$16.00	235,625
$20.00	471,250
$25.00	471,250
$30.00	471,250

The Company recorded total stock compensation expense of $1.1 million and $1.1 million for the three months ended June 30, 2018 and 2017, respectively. The Company recorded total stock compensation expense of $2.2 million and $2.1 million for the six months ended June 30, 2018 and 2017, respectively. The total unrecognized stock compensation expense at June 30, 2018, is approximately $12.2 million, which is expected to be recognized over a weighted average period of 2.0 years.

10. WARRANTS

During the six months ended June 30, 2018, no warrant holders exercised any warrants.

As of June 30, 2018, outstanding warrants were as follows:

Exercise Price	Warrants Outstanding and Vested	Remaining Life (Years)
$12.65	158,116	1.41

11. INCOME TAXES

The Company’s quarterly provision for income taxes is measured using an estimated annual effective tax rate, subsequently adjusted for discrete items that occur within the quarter. The Company used a discrete effective rate method during the second quarter of 2017, as the estimated annual effective tax rate method would not have provided a reliable estimate for the quarter. The provision for income taxes for the three months ended June 30, 2018 and 2017, was a benefit of $2.1 million and an expense of $3.1 million, respectively. The effective tax rate for the three months ended June 30, 2018 and 2017, was 15.7% and negative 20.0%, respectively.

The provision for income taxes for the six months ended June 30, 2018 and 2017, was a benefit of $2.9 million and an expense of $3.1 million, respectively. The effective tax rate for the six months ended June 30, 2018 and 2017, was 16.3% and negative 15.4%, respectively. The increase in the effective tax rate was primarily affected by the December 2017 Tax Act tax reform legislation (the Tax Act), which enabled the Company to offset its indefinite lived intangible deferred tax liability with certain deferred tax assets that are now considered to have an indefinite life. During the three and six months ended June 30, 2018, the Company was able to recognize the deferred tax benefit created by the current period loss.

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

The Tax Act made significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforward and carryback, interest expense deduction limitations, and a repeal of the corporate alternative minimum tax. Several of these changes are expected to impact the Company and have been included in the calculation of the quarterly provision for the three and six months ended June 30, 2018.

As noted in the Annual Report on Form 10-K for the year ended December 31, 2017, the Company recorded provisional estimates for valuation allowance reversal to certain state deferred tax assets based upon existing state tax law conformity to federal tax laws.  State legislative actions and conformity to the Tax Act continue to develop during 2018. Management is still analyzing the impact of state law conformity changes. The provisional estimates for state valuation allowance may change as a result of this analysis and are not expected to be material. In other areas of the Tax Act that had an impact, the Company was able to make reasonable estimates and has recorded provisional amounts.  There are no material elements of the Tax Act for which the Company was unable to make a reasonable estimate. Once the analysis is complete the Company expects to finalize its assessment during the one year measurement period as prescribed by the Staff Accounting Bulletin 118 and ASU 2018-05.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

The Company initially recorded a full valuation allowance against the Company’s deferred tax assets during the second quarter of 2015 due to uncertainty surrounding the recognition of its net deferred tax assets. As described above, with the passage of the Tax Act, the Company believes it can utilize certain deferred tax assets that are no longer considered to have definite lives and reversed a portion of its valuation allowance in the fourth quarter of 2017. The Company continues to maintain a valuation allowance against certain deferred tax assets with definite lives due to its history of pretax losses. In evaluating the Company’s ability to realize the deferred tax assets it considered all available positive and negative evidence, including cumulative historical earnings, reversal of temporary differences, projected taxable income and tax planning strategies. The Company’s deferred tax assets will be evaluated in subsequent reporting periods by management using the same weighted positive and negative evidence to determine if a change in valuation allowance is required.

12. SUBSEQUENT EVENTS

On July 27, 2018, the Company received a proposed modification from the prime contractor on the Company’s largest flight services program which, in its proposed form, would shorten the contractual period of performance to end in 2018.  The Company is evaluating what impact the modification could have on its future operations and its financial results. Management does not currently expect the modification to have a material impact on its results of operations in 2018.

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

Certain prior period amounts have been revised for the correction of immaterial errors. See Note 1 to the accompanying financial statement for a discussion of the impact on our condensed consolidated financial statements.

On July 27, 2018, the Company received a proposed modification from the prime contractor on the Company’s largest flight services program which, in its proposed form, would shorten the contractual period of performance to end in 2018. The Company is evaluating what impact the modification could have on its future operations and its financial results. Management does not currently expect the modification to have a material impact on its results of operations in 2018.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2018 AND JUNE 30, 2017
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

CONSOLIDATED OVERVIEW (In thousands)	Three months ended June 30, 2018	% of Revenue	Three months ended June 30, 2017	% of Revenue
Revenue	$128,140	100.0%	$124,058	100.0%
Cost of revenue	95,825	74.8%	94,528	76.2%
Operating expenses	25,889	20.2%	36,476	29.4%
Intangible amortization	2,738	2.1%	3,604	2.9%
Interest expense, net	5,907	4.6%	4,914	4.0%
Income tax (benefit) expense, net	(2,127)	(1.7)%	3,059	2.5%

Revenue increased by $4.1 million, or 3.3%, for the three months ended June 30, 2018, compared with the three months ended June 30, 2017. The increase was primarily attributable to increased level of effort on existing business and increased product sales associated with our Intelligence, Surveillance and Reconnaissance (ISR) core focus area.
Cost of revenue increased by $1.3 million, or 1.4% for the quarter ended June 30, 2018, compared with the quarter ended June 30, 2017. The increase in the cost of revenue was driven largely by the increase in revenue discussed above.
Operating expenses for the three months ended June 30, 2018, decreased by $10.6 million and decreased as a percentage of revenue compared with the same period ended June 30, 2017. The decrease in operating expenses is due primarily to acquisition-related expenses incurred during the second quarter of 2017.
Intangible amortization expense decreased $0.9 million for the three months ended June 30, 2018, as certain intangible asset became fully amortized during the first half of 2018.
Interest expense increased $1.0 million for the quarter ended June 30, 2018 compared with the quarter ended June 30, 2017. The increase in interest expense was due primarily to higher interest expense related to borrowings under our new credit facility.

The effective tax rate was 15.7% and negative 20.0% for the three months ended June 30, 2018 and 2017, respectively. During the three months ended June 30, 2018, the Company was able to recognize the deferred tax benefit created by the current period loss. On December 22, 2017, the President of the United States signed into law the Tax Act tax reform legislation (the Tax Act). This legislation made significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforward and carryback, limitation of the tax deduction for interest expense, and a repeal of the corporate alternative minimum tax. Several of these changes are expected to impact the Company and have been included in the calculation of the provision for the three months ended June 30, 2018. Under the new law, certain deferred tax assets are considered to have indefinite lives. As a result of this change, the Company reduced its valuation allowance against these deferred assets in the fourth quarter of 2017.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

The Company recorded provisional estimates for valuation allowance reversal to certain state deferred tax assets based upon existing state tax law conformity to federal tax laws.  State legislative actions and conformity to the Tax Act continue to develop during 2018. Management is still analyzing the impact of state law conformity changes. The provisional estimates for state valuation allowance may change as a result of this analysis and are not expected to be material. In other areas of the Tax Act that had an impact, the Company was able to make reasonable estimates and has recorded provisional amounts.  There are no material elements of the Tax Act for which the Company was unable to make a reasonable estimate. Once the analysis is complete the Company expects to finalize its assessment during the one year measurement period as prescribed by the Staff Accounting Bulletin 118 and ASU 2018-05.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2018 AND JUNE 30, 2017
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

CONSOLIDATED OVERVIEW (In thousands)	Six months ended June 30, 2018	% of Revenue	Six months ended June 30, 2017(1)	% of Revenue
Revenue	$253,882	100.0%	$192,314	100.0%
Cost of revenue, excluding amortization	190,041	74.9%	142,646	74.2%
Operating expenses	52,807	20.8%	56,891	29.6%
Intangible amortization	6,679	2.6%	5,254	2.7%
Interest expense, net	10,734	4.2%	7,523	3.9%
Income tax (benefit) expense, net	(2,884)	(1.1)%	3,059	1.6%

Revenue increased by $61.6 million, or 32.0%, for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The increase was primarily attributable to contracts acquired through the acquisition of Sotera Holdings Inc., a Delaware corporation and its wholly owned subsidiary Sotera Defense Solutions Inc., a Delaware corporation (Sotera).
Cost of revenue increased by $47.4 million or 33.2% for the six months ended June 30, 2018, compared with the period ended June 30, 2017. The increase in the cost of revenue was driven largely by the increase in revenue discussed above.
Operating expenses for the six months ended June 30, 2018, decreased by $4.1 million and decreased as a percentage of revenue compared to the same period ended June 30, 2017. The decrease in operating expenses is due primarily to acquisition-related expenses incurred during the second quarter of 2017.
Intangible amortization expense increased $1.4 million for the six months ended June 30, 2018, primarily due to additional amortization related to the Sotera acquisition, which was partially offset by certain intangible assets that became fully amortized during the first half of 2018.
Interest expense increased by $3.2 million for the six months ended June 30, 2018, compared with the six months ended June 30, 2017. The increase in interest expense was due primarily to higher interest expense associated with borrowings under our new credit facility.

The effective tax rate for the six months ended June 30, 2018 and 2017 was 16.3% and negative 15.4%, respectively. During the six months ended June 30, 2018, the Company was able to recognize the deferred tax benefit created by the current period loss. On December 22, 2017, the President of the United States signed into law the Tax Act. This legislation made significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforward and carryback, limitation of the tax deduction for interest expense, and a repeal of the corporate alternative minimum tax. Several of these changes are expected to impact the Company and have been included in the calculation of the provision for the six months ended June 30, 2018. Under the new law, certain deferred tax assets are considered to have indefinite lives. As a result of this change, the Company reduced its valuation allowance against these deferred assets in the fourth quarter of 2017.

The Company recorded provisional estimates for valuation allowance reversal to certain state deferred tax assets based upon existing state tax law conformity to federal tax laws.  State legislative actions and conformity to the Tax Act continue to develop during 2018. Management is still analyzing the impact of state law conformity changes. The provisional estimates for state valuation allowance may change as a result of this analysis and are not expected to be material. In other areas of the Tax Act that had an impact, the Company was able to make reasonable estimates and has recorded provisional amounts.  There are no material elements of the Tax Act for which the Company was unable to make a reasonable estimate. Once the analysis is complete the

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Company expects to finalize its assessment during the one year measurement period as prescribed by the Staff Accounting Bulletin 118 and ASU 2018-05.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents totaled $27.9 million at June 30, 2018. Our working capital, defined as current assets minus current liabilities, was $86.8 million, which represents an increase of approximately $40.1 million from December 31, 2017. At June 30, 2018, we were in compliance with all of our debt covenants under the 2018 Credit Facility.
Cash Flow from Operations
Net cash used in operating activities increased $8.6 million for the six months ended June 30, 2018, when compared to the prior year, primarily due to the timing of subcontractor and related payments. A number of non-cash adjustments contributed to our net loss for the six months ended June 30, 2018, including $11.4 million of loss on disposal of debt, $6.7 million of intangible amortization, $5.8 million of depreciation, $2.2 million of stock compensation expense, and $3.1 million of non-cash interest expense.

Cash Flow from Investing
Net cash used in investing activities decreased $237.7 million for the six months ended June 30, 2018, when compared to the prior year, primarily due to the acquisition of Sotera in the second quarter of 2017 for $236.1 million net of cash acquired.

Cash Flow from Financing
Net cash provided by financing activities decreased $199.4 million for the six months ended June 30, 2018, when compared to the prior year, primarily due to net proceeds of debt related transactions. During the six months ended June 30, 2018, the Company closed its new senior secured credit facilities, consisting of a $215 million First Lien Term Loan facility maturing in May 2024, a $75 million Second Lien Term Loan facility maturing in May 2025 and a $50 million senior secured Revolving Credit Facility maturing in May 2023. The drawn-down proceeds from the new credit facilities were used to pay off the company’s former credit facility and to repurchase approximately $126.9 million of the company’s 2.50% senior convertible notes pursuant to a tender offer completed in May 2018. During the six months ended June 30, 2017. the Company received $84.6 million of net proceeds from its January 2017 offering of common stock and $130.3 million of net proceeds from the April 2017 debt issuance.

2.5% Convertible Senior Notes

During the third quarter of 2014, the Company issued of $149.5 million aggregate principal amount of convertible senior notes (the Convertible Senior Notes) in an underwritten public offering. The Convertible Senior Notes bear interest at a rate of 2.50% per annum on the principal amount, payable semi-annually in arrears on January 15 and July 15 of each year, to holders of record at the close of business on the preceding January 1 and July 1, respectively. The Convertible Senior Notes mature on July 15, 2019, unless earlier repurchased or converted. The Company may not redeem the Convertible Senior Notes prior to their stated maturity date.

On April 13, 2018, the Company announced the commencement of a cash tender (the “Tender Offer”) by the Company to purchase any and all of its $149.5 million aggregate principal amount of outstanding Convertible Senior Notes in an amount equal to $1,000 per $1,000 principal amount of validly tendered and accepted Convertible Senior Notes purchased, plus accrued and unpaid interest. On May 16, 2018, the Tender Offer expired, prior to which approximately $126.9 million in Convertible Senior Notes were tendered and subsequently repurchased by the Company, in cash. As of June 30, 2018, the outstanding principal of the Convertible Senior Notes was $22.6 million

The remaining holders of the Convertible Senior Notes may convert their Convertible Senior Notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending September 30, 2014, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Convertible Senior Notes on each applicable trading day; (ii) during the five business day period immediately after any five consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Senior Notes for each trading day of that period was less than 98% of the product of the last reported sale price of Company’s common stock and the conversion rate for the Convertible Senior Notes for each such trading day; or (iii) upon the occurrence of specified corporate events. On and after January 15, 2019, holders may convert their Convertible Senior Notes at any time, regardless of the foregoing circumstances.

Upon conversion, the Company will settle the Convertible Senior Notes in cash, shares of Company common stock or a combination of cash and shares of Company common stock, at the Company’s election. The Convertible Senior Notes have an initial conversion rate of 67.41 shares of common shares per $1,000 principal amount of the Convertible Senior Notes, which is equal to an initial

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

conversion price of approximately $14.83 per common share. The conversion price is subject to adjustments upon the occurrence of certain specified events.

In addition, upon the occurrence of a fundamental change (as defined in the Indenture), holders of the Convertible Senior Notes may require the Company to repurchase the Convertible Senior Notes at a purchase price of 100% of the principal amount of the Convertible Senior Notes, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date.

2018 Credit Facility

On May 8, 2018, Opco entered into a $340 million senior secured credit facility (the 2018 Credit Facility), which consists of a $215 million First Lien Term Loan facility (the 2018 First Lien Term Loan Facility), a $75 million Second Lien Term Loan facility (the 2018 Second Lien Term Loan Facility) and a $50 million senior secured Revolving Credit Facility (the 2018 Revolving Loan Facility). The terms of the 2018 Credit Facility are set forth in the First Lien Credit Agreement and the Second Lien Credit Agreement (collectively, the 2018 Credit Agreements) dated as of May 8, 2018 (the Closing Date) by and among Opco, as the borrower, the Company, the several lenders party thereto, Royal Bank of Canada (RBC), as administrative agent and collateral agent (the Agent), and RBC, Fifth Third Bank, JPMorgan Chase Bank and SunTrust Robinson Humphrey, Inc., as the joint lead arrangers and joint bookrunners. Subject to the terms and conditions of the 2018 Credit Agreements, on May 8, 2018, Opco borrowed an aggregate of $215 million under the 2018 First Term Loan Facility and $75 million under the 2018 Second Term Loan Facility (collectively the Term Loan Proceeds). The Company used a most of the Term Loan Proceeds to pay off the credit facility we entered into in 2017 (the 2017 Credit Facility) and repurchase $126.9 million of the outstanding the Convertible Senior Notes through a tender offer.

Interest Rates
Borrowings under the 2018 Credit Agreements were and will be incurred in U.S. Dollars. All borrowings under the 2018 Credit Agreements may, at our option, be incurred as either eurodollar loans (Eurodollar Loans) or base rate loans (Base Rate Loans).

In regards to the 2018 First Lien Term Loan Facility and the 2018 Revolving Loan Facility:

•	Eurodollar Loans will accrue interest, for any interest period, at the Eurodollar Rate (as defined in the First Lien Credit Agreement) plus (b) an applicable margin of 4.5%.

•
Base Rate Loans will accrue interest, for any interest period, at (a) a base rate per annum equal to the highest of (i) the Federal funds rate plus 0.5%; (ii) the prime commercial lending rate announced by the RBCfrom time to time as its prime lending rate; and (iii) the Eurodollar Rate for a one month interest period plus 1.00%, plus (b) an applicable margin of 3.5%.

•	The applicable margin for borrowings may be decreased if our consolidated net leverage ratio decreases.

In regards to the 2018 Second Lien Term Loan Facility:

•	Eurodollar Loans will accrue interest, for any interest period, at (a) the Eurodollar Rate (as defined in the 2018 Credit Agreements) plus (b) an applicable margin of 8.75%.

•
Base Rate Loans will accrue interest, for any interest period, at (a) a base rate per annum equal to the highest of (i) the Federal funds rate plus 0.5%; (ii) the prime commercial lending rate announced by the RBC from time to time as its prime lending rate; and (iii) the Eurodollar Rate for a one month interest period plus 1.00%, plus (b) an applicable margin of 7.75%.

Maturity Dates
The 2018 Revolving Loan Facility matures on May 8, 2023, the 2018 First Lien Term Loan Facility matures on May 8, 2024, and the 2018 Second Lien Term Loan Facility matures on May 8, 2025.

Payments
Voluntary prepayments of the 2018 First Lien Term Loan Facility are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00% premium payable in connection with certain repricing transactions within the first six months after the Closing Date.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Voluntary prepayments of the 2018 Second Lien Term Loan Facility are subject to a 2.00% premium on all principal amounts prepaid prior to the first anniversary of the Closing Date and a 1.00% premium on all principal amounts prepaid after the first anniversary of the Closing Date and prior to the second anniversary of the Closing Date. No premium is applied to principal amounts prepaid after the second anniversary of the Closing Date.

The 2018 First Lien Term Loan Facility requires scheduled quarterly payments in an amount equal to $0.5 million with the remaining balance payable on the maturity date. No scheduled payments are required for the 2018 Revolving Loan Facility and the 2018 Second Lien Term Loan Facility prior to each respective maturity date.

Mandatory Prepayments
Amounts outstanding under the 2018 Credit Agreements will be subject to mandatory prepayments, subject to customary exceptions, from the net cash proceeds to us from certain asset sales or recovery events.

Beginning with the fiscal year 2019, and interim periods therein, the Company will be required to remit up to 50% of excess cash flow, based on the total net leverage ratio. The excess cash flow percentage are 50%, 25%, and 0% based on the total leverage ratios of 4.50 to 1.00, 4.00 to 1.00, and less than 4.00 to 1.00, respectively. Any mandatory excess cash flow payments will be reduced by voluntary prepayments

Certain Covenants and Events of Default
The 2018 Credit Agreements contain affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, investments and transactions with affiliates. The First Lien Credit Agreement and the Second Lien Credit Agreement each contain one financial covenant:

•
The First Lien Credit Agreement stipulates a maximum total leverage ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization and other adjustments described in the Credit Agreement (Consolidated EBITDA) for the trailing four consecutive quarters of (a) 7.25 to 1.00 for any quarter ending on or prior to March 31, 2019; (b) 6.75 to 1.00 for any quarter thereafter ending on or prior to December 31, 2019; (c) 6.50 to 1.00 for any quarter thereafter ending on or prior to September 30, 2020; (d) 6.25 to 1.00 for any quarter thereafter ending on or prior to September 30, 2021; (e) 6.00 to 1.00 for any quarter thereafter ending on or prior to September 30, 2022; (f) 5.75 to 1.00 for any quarter thereafter.

•
The Second Lien Credit Agreement stipulates a maximum total leverage ratio of consolidated total indebtedness to Consolidated EBITDA for the trailing four consecutive quarters of (a) 7.75 to 1.00 for any quarter ending on or prior to March 31, 2019; (b) 7.25 to 1.00 for any quarter thereafter ending on or prior to December 31, 2019; (c) 7.00 to 1.00 for any quarter thereafter ending on or prior to September 30, 2020; (d) 6.75 to 1.00 for any quarter thereafter ending on or prior to September 30, 2021; (e) 6.50 to 1.00 for any quarter thereafter ending on or prior to September 30, 2022; (f) 6.25 to 1.00 for any quarter thereafter.

The 2018 Credit Agreements include customary events of default that include, among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, Employee Retirement Income Security Act of 1974 (ERISA) defaults and a change of control default. The occurrence of an event of default could result in the acceleration of the obligations under the 2018 Credit Agreements and cross-default our other indebtedness.

At June 30, 2018, the Company was in compliance with all of its debt covenants under the 2018 Credit Agreements.

Security
The Company's obligations under the 2018 Credit Agreements are secured by a pledge of substantially all of its and each other guarantors’ assets, including a pledge of the equity interests in certain of Opco’s domestic and first-tier foreign subsidiaries, subject to customary exceptions.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding our exposure to interest rates and foreign exchange rate risks.

Interest Rate Risk
Our exposure to market risk relates to changes in interest rates for borrowings under our 2018 Credit Facility. A hypothetical 1% increase in interest rates would have increased our interest expense by approximately $0.9 million for the six months ended June 30, 2018, and likewise decreased our income and cash flows.

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

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the CEO and CFO concluded that as of December 31, 2017, our disclosure controls and procedures were not effective because of the material weaknesses described in Management's Annual Report on Internal Control Over Financial Reporting contained in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 16, 2018. As a result of the material weaknesses identified at December 31, 2017, management has implemented processes and procedures to remediate the identified material weaknesses.

We have also conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, pursuant to Rule 13a-15 of the Exchange Act, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our CEO and CFO concluded that, because testing over the remediation of the material weaknesses in our internal controls over financial reporting described above had not been fully completed as of June 30, 2018, our disclosure controls and procedures were not proven to be effective as of June 30, 2018.
Notwithstanding the existence of these material weaknesses, our management has concluded that our condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for all periods and dates presented.

Management’s Remediation Plan Status
As of the filing of this Quarterly Report on Form 10-Q, management has substantially completed the implementation of our remediation efforts to address the identified material weaknesses.

•
Control Environment - The Company implemented changes to the Company’s control environment which included the following: (i) hired five new key accounting team members with the appropriate experience, certifications, education, and training including a new Chief Accounting Officer, Director of Technical Accounting (new position responsible for monitoring and reviewing all unique, complex, and/or significant accounting transactions), and Director of Internal Controls and SOX Compliance (new position responsible for overseeing the design of controls, remediation of prior

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

control deficiencies, and enhancement of control activities); (ii) evaluated the competence of other accounting personnel, including outsourced service providers, and made necessary adjustments; (iii) developed and delivered several control related trainings to senior-level management, control owners, control preparers, and accounting personnel; (vii) completed a robust review of all internal controls to strengthen documentation, validate processes, and communicate accountability for performance of internal control related responsibilities; (v) established an Internal Controls Council that includes key control owners across the organization and directly enforces accountability and ownership over internal control responsibilities and (vi) implemented a quarterly management sub-representation letter process where key members of management certify to the accuracy of and completeness of financial data, disclosures, and internal controls.

•
Control Activities - The Company completed specific actions to improve the performance of internal control activities including: (i) enhanced process and control documentation including the development of detailed control checklists that identify control owners, critical design and control elements, and responsibilities for effectively performing controls; (ii) implemented automated workflows to reduce reliance on manual processes in support of timely and effective control activities; and (iii) created and enforced adherence to a quarterly certification of internal controls by control owners and preparers.

In the process of performing remediated control activities associated with a material weakness related property and equipment, including a physical inventory, we identified errors primarily in the accounting for self-constructed assets. As disclosed in Note 1of the Condensed Consolidated Financial Statements included as Item 1 of this Quarterly Report, we assessed the materiality of these errors on our financial statements for prior periods and concluded that they were not material to any prior annual or interim periods; however, the aggregate amount of the prior period corrections of immaterial errors through March 31, 2018, would have been material to the quarterly amounts within our current Condensed Consolidated Statements of Operations. Consequently, we have corrected these errors for all prior years presented by revising the consolidated financial statements and other financial information presented.
As noted, management has taken significant steps to strengthen the Company’s internal controls over financial reporting. Management believes that the new processes and controls discussed above provide an appropriate remediation of the material weaknesses; however, effectiveness of the controls has not been fully tested by management. Due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing of achievement of official remediation. The material weaknesses will be deemed fully remediated when the revised control processes have been operating for a sufficient period of time and tested by management.

Changes in Internal Control over Financial Reporting
Except for the implementation of the remediation measures described above, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As of June 30, 2018, and the date of this filing, the Company is not party to any material on-going legal proceedings.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2018, 100,000 long-term incentive share rights were granted to a new hire outside of the 2013 Plan, in accordance with Section 4(2) of the Securities Act of 1933.

ITEM 6.    EXHIBITS

Exhibits – See Exhibit Index

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KEYW HOLDING CORPORATION

Date:	August 1, 2018	By:	/s/ William J. Weber
William J. Weber
President and Chief Executive Officer

Date:	August 1, 2018	By:	/s/ Michael J. Alber
Michael J. Alber
Executive Vice President and Chief Financial Officer

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Exhibit No.	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of the Company, as filed on October 6, 2010	(1)

3.2	Certificate of Correction of Articles of Amendment and Restatement	(2)

3.3	Amended and Restated Bylaws of the Company, effective as of August 13, 2014	(3)

4.1	Specimen of Common Stock Certificate	(4)

4.2	Indenture, dated July 21, 2014, between the Company and Wilmington Trust, National Association, as trustee	(5)

4.3	First Supplemental Indenture, dated July 21, 2014, between the Company and Wilmington Trust, National Association, as trustee	(5)

4.4	Form of 2.50% Convertible Senior Note due 2019 (incorporated by reference to Exhibit 4.2 hereto)	(5)

10.1***	The KeyW Holding Corporation Amended and Restated 2013 Stock Incentive Plan	(6)

10.2	First Lien Credit Agreement, dated as of May 8, 2018, by and among The KeyW Corporation, as borrower, The KeyW Holding Corporation, Royal Bank of Canada, as administrative agent and lender, RBC Capital Markets, Fifth Third Bank, JPMorgan Chase, N.A., and SunTrust Robinson Humphrey, Inc., as joint-bookrunners and joint-lead arrangers, and the other lenders party thereto.	(7)

10.3	Second Lien Credit Agreement, dated as of May 8, 2018, by and among The KeyW Corporation, as borrower, The KeyW Holding Corporation, Royal Bank of Canada, as administrative agent and lender, RBC Capital Markets, Fifth Third Bank, JPMorgan Chase, N.A., and SunTrust Robinson Humphrey, Inc., as joint-bookrunners and joint-lead arrangers, and the other lenders party thereto.	(8)

10.4***	First Amendment to Employment Agreement, dated June 1, 2018, between The KeyW Corporation and Philip Luci, Jr.	(9)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	x

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	x

32.1*
Certification of the Chief Executive Officer and the Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
		x

101.INS**	XBRL Instance Document	x

101.SCH**	XBRL Taxonomy Extension Schema Document	x

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	x

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	x

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	x

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	x

x	Filed herewith.
(1)	Filed as Exhibit 3.1 to the Registrant's Form 10-K filed March 29, 2011, File No. 001-34891.
(2)	Filed as Exhibit 3.1 to the Registrant's Form 8-K filed July 15, 2014, File No. 001-34891.
(3)	Filed as Exhibit 3.1 to the Registrant's Form 8-K reporting under Items 5.02, 5.03, 5.07, filed August 15, 2014, File No. 001-34891.
(4)	Filed as Exhibit 4.1 to Pre-Effective Amendment No. 4 to the Registrant's Registration Statement on Form S-1, filed September 30, 2010, File No. 333-167608.
(5)	Filed as Exhibits 4.1 and 4.2 respectively to the Registrant’s Current Report on Form 8-K filed July 21, 2014, File No. 001-38491.
(6)	Filed as Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A with respect to the Registrant’s 2018 Annual Meeting of Stockholders, filed April 6, 2018.
(7)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed May 8, 2018.
(8)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed May 8, 2018.
(9)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 6, 2018.
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

***	Indicates management contract or compensatory plan, contract or arrangement.