Form 10-Q
period 2018-09-30
KEYW HOLDING CORP
filed 2018-11-06
CIK 1487101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:          September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐             No ☒
 There were 49,857,944 shares of our common stock ($0.001 par value), outstanding as of October 30, 2018.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except par value per share amounts)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$30,667	$17,832
Accounts receivable, net	34,027	49,880
Unbilled receivables, net	55,490	37,785
Inventories, net	26,342	24,337
Prepaid expenses	3,456	2,266
Income tax receivable	213	210
Total current assets	150,195	132,310

Property and equipment, net	26,524	36,141
Goodwill	455,197	455,197
Other intangibles, net	47,645	57,045
Other assets	4,018	2,913
TOTAL ASSETS	$683,579	$683,606
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,778	$25,609
Accrued expenses	16,190	17,862
Accrued salaries and wages	32,227	29,341
Term loan – current portion, net of discount	—	6,750
Convertible senior notes – current portion, net of discount	21,780	—
Deferred revenue	3,465	6,090
Total current liabilities	87,440	85,652

Convertible senior notes – non-current portion, net of discount	—	138,998
Term loan – non-current portion, net of discount	273,649	120,627
Deferred tax liability, net	15,735	19,367
Other non-current liabilities	10,630	11,444
TOTAL LIABILITIES	387,454	376,088
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 100,000 shares authorized, 49,859 and 49,876 shares issued and outstanding	50	50
Additional paid-in capital	428,835	422,901
Accumulated deficit	(133,208)	(115,433)
Accumulated other comprehensive income	448	—
Total stockholders’ equity	296,125	307,518
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$683,579	$683,606

The accompanying notes to the consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)
(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue	$126,690	$122,394	$380,572	$314,708
Cost of revenue, excluding amortization	91,771	93,475	281,813	236,122
Operating expenses	28,455	24,781	81,262	81,672
Intangible amortization expense	2,721	3,604	9,399	8,858
Operating income (loss)	3,743	534	8,098	(11,944)
Interest expense, net	6,240	4,829	16,974	12,352
Loss on extinguishment of debt	166	—	11,595	—
Other non-operating loss (income)	9	(246)	(123)	(375)
Loss before income taxes	(2,672)	(4,049)	(20,348)	(23,921)
Income tax (benefit) expense, net	(686)	1,980	(3,569)	5,039
Net loss	$(1,986)	$(6,029)	$(16,779)	$(28,960)

Weighted average common shares outstanding
Basic	49,833	49,771	49,814	48,627
Diluted	49,833	49,771	49,814	48,627

Loss per share
Basic	$(0.04)	$(0.12)	$(0.34)	$(0.60)
Diluted	$(0.04)	$(0.12)	$(0.34)	$(0.60)

The accompanying notes to the consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net loss	$(1,986)	$(6,029)	$(16,779)	$(28,960)
Unrecognized gain on derivative instruments, net of taxes	448	—	448	—
Comprehensive loss	$(1,538)	$(6,029)	$(16,331)	$(28,960)

The accompanying notes to the consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated other comprehensive income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2017	49,876	$50	$422,901	$(115,433)	$—	$307,518
Cumulative effect of adopting ASC 606	—	—	—	(996)	—	(996)
Net loss	—	—	—	(16,779)	—	(16,779)
Other comprehensive income, net of taxes	—	—	—	—	448	448
Option exercise, net	66	—	346	—	—	346
Shares withheld for tax withholdings on vesting of restricted stock and exercising of options	(4)	—	(31)	—	—	(31)
Share-based compensation	(79)	—	3,501	—	—	3,501
Settlement of capped call transactions	—	—	2,118	—		2,118
Balance, September 30, 2018	49,859	$50	$428,835	$(133,208)	$448	$296,125

The accompanying notes to the consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine months ended September 30,
	2018	2017
Net loss	$(16,779)	$(28,960)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation	3,501	3,054
Depreciation and amortization expense	18,178	16,371
Loss on extinguishment of debt	11,595	—
Non-cash interest expense	3,661	5,356
Loss on disposal of assets	3,185	—
Deferred taxes	(3,468)	5,012
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	15,853	4,663
Unbilled receivables, net	(16,540)	(2,334)
Inventories, net	(2,297)	(5,829)
Prepaid expenses	(1,596)	(219)
Accounts payable	(11,831)	3,949
Accrued expenses	(2,702)	3,983
Other non-current assets/liabilities	(801)	(1,857)
Net cash (used in) provided by operating activities	(41)	3,189
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(236,091)
Purchases of property and equipment	(2,347)	(5,128)
Net cash used in investing activities	(2,347)	(241,219)
Cash flows from financing activities:
Proceeds from issuance of term note	290,000	135,000
Principal payments of term loan	(141,625)	(1,688)
Principal payments of convertible senior notes	(126,892)	—
Settlement of capped call transactions	2,118	—
Payment of debt issuance costs	(7,482)	(4,689)
Payment of debt extinguishment costs	(711)	—
Proceeds from revolver	25,000	10,000
Repayment of revolver	(25,000)	(10,000)
Proceeds from stock issuance, net	—	84,586
Other	(185)	216
Net cash provided by financing activities	15,223	213,425
Net increase (decrease) in cash and cash equivalents	12,835	(24,605)
Cash and cash equivalents at beginning of period	17,832	41,871
Cash and cash equivalents at end of period	$30,667	$17,266
Supplemental disclosure of cash flow information:
Cash paid for interest	$15,088	$6,622
Cash (received) paid for income taxes, net	$(137)	$15

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

The effects of the correction of immaterial errors on our Condensed Consolidated Balance Sheet were as follows (in thousands):

	December 31, 2017
	As Previously Reported	Adjustment	As Revised
Inventories, net	$20,496	$3,841	$24,337
Property and equipment, net	43,283	(7,142)	36,141
TOTAL ASSETS	686,907	(3,301)	683,606
Deferred tax liability, net	19,174	193	19,367
TOTAL LIABILITIES	375,895	193	376,088
Accumulated deficit	(111,939)	(3,494)	(115,433)
TOTAL STOCKHOLDERS' EQUITY	311,012	(3,494)	307,518

The effects of the correction of immaterial errors on our Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three months ended September 30, 2017
	As Previously Reported	Adjustment	As Revised
Cost of revenue, excluding amortization	$93,116	$359	$93,475
Operating expenses	24,408	373	24,781
Operating loss	1,266	(732)	534
Loss before income taxes	(3,317)	(732)	(4,049)
Income tax expense (benefit), net	2,012	(32)	1,980
Net loss	(5,329)	(700)	(6,029)

Basic net loss per share	$(0.11)	$(0.01)	$(0.12)
Diluted loss per share	$(0.11)	$(0.01)	$(0.12)

	Nine months ended September 30, 2017
	As Previously Reported	Adjustment	As Revised
Cost of revenue, excluding amortization	$235,186	$936	$236,122
Operating expenses	80,551	1,121	81,672
Operating loss	(9,887)	(2,057)	(11,944)
Loss before income taxes	(21,864)	(2,057)	(23,921)
Income tax (benefit) expense, net	5,136	(97)	5,039
Net loss	(27,000)	(1,960)	(28,960)

Basic net loss per share	$(0.56)	$(0.04)	$(0.60)
Diluted loss per share	$(0.56)	$(0.04)	$(0.60)

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

The effects of the correction of immaterial errors on our Condensed Consolidated Statements of Cash Flows were as follows (in thousands):

	Nine months ended September 30, 2017
	As Previously Reported	Adjustment	As Revised
Net Loss	(27,000)	(1,960)	(28,960)
Depreciation and amortization expense	15,024	1,347	16,371
Deferred taxes	5,109	(97)	5,012
Inventory, net	(3,582)	(2,247)	(5,829)
Net cash used in operating activities	6,146	(2,957)	3,189
Purchase of property and equipment	(8,085)	2,957	(5,128)
Net cash used in investing activities	(244,176)	2,957	(241,219)

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

Changes in estimates related to contracts accounted for using the cost-to-cost method of accounting are recognized in the period in which such changes are made on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligations’ percentage of completion. For the three and nine months ended September 30, 2018, there were no material modifications recorded related to work previously performed on projects prior to the execution of formal modifications or amendments. A significant change in one or more estimates could affect the profitability of one or more of our performance obligations. When estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.

Cost of Revenue
Cost of revenue consists primarily of compensation expenses for program personnel, the fringe benefits associated with this compensation and other direct expenses incurred to complete programs, including cost of materials, depreciation and subcontract efforts.

Receivables
Receivables consist of amounts billed and currently due from customers and amounts currently due from customers that are not yet billed (unbilled receivables). Receivables are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based on its assessment of the status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written-off through a charge to the allowance and a credit to accounts receivable. For the nine months ended September 30, 2018 and 2017, there were no material impairment losses or changes to the allowance.

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

Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the diluted weighted average common shares, which reflects the potential dilution of stock options, warrants, and contingently issuable shares that could share in our loss if the securities were exercised. As the Company incurred a net loss for the three and nine months ended September 30, 2018 and 2017, none of the potential dilution of stock options, warrants, and contingently issuable shares were included in the diluted share calculation for those periods as they would have been anti-dilutive.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

The following table presents the calculation of basic and diluted net loss per share (in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net loss	(1,986)	(6,029)	$(16,779)	$(28,960)
Weighted average shares – basic	49,833	49,771	49,814	48,627
Effect of dilutive potential common shares	—	—	—	—
Weighted average shares – diluted	49,833	49,771	49,814	48,627

Net loss per share – basic	$(0.04)	$(0.12)	$(0.34)	$(0.60)
Net loss per share – diluted	$(0.04)	$(0.12)	$(0.34)	$(0.60)
Anti-dilutive share-based awards, excluded	3,688	2,841	3,688	2,841
Employee equity share options, restricted shares and warrants granted by the Company are treated as potential common shares outstanding in computing diluted loss per share. Diluted shares outstanding include the dilutive effect of in-the-money options and in-the-money warrants and unvested restricted stock. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury-stock method, the amount the employee must pay for exercising stock options and the amount of compensation cost for future service that the Company has not yet recognized are collectively assumed to be used to repurchase shares. As the Company incurred a net loss for the three and nine months ended September 30, 2018 and 2017, none of the outstanding dilutive share-based awards were included in the diluted share calculation for those periods as they would have been anti-dilutive.
The Company uses the if-converted method for calculating any potential dilutive effect of the conversion spread of our Convertible Senior Notes due 2019 (the Convertible Senior Notes) on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share of common stock when the average market price of our common stock for a given period exceeds the Notes' conversion price of $14.83. As of September 30, 2018, 1.5 million shares related to the Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the conversion price of the Notes exceeded the average market price of the Company’s common shares for the three and nine months ended September 30, 2018.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends the application of hedge accounting and improves financial reporting of hedging relationships to more accurately present the economic effects of risk management activities in the financial statements. The ASU is effective for public companies for annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company early adopted the provisions of ASU 2017-12 during the quarter ended September 30, 2018, using the modified retrospective method. The adoption did not have an impact on our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842) which will supersede the current lease guidance under ASC 840 and makes several changes such as requiring an entity to recognize a right-of-use asset and corresponding lease obligation on the balance sheet. The ASU also requires enhanced disclosures of key information about leasing arrangements. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and should be adopted under the modified retrospective approach.  In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases (Topic 842): Targeted Improvements, to clarify certain guidance in ASU 2016-02 and provide entities with an additional optional transition method to adopt ASU 2016-02 at the adoption date by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We have completed an initial scoping analysis and are in the process of conducting a technical assessment of identified arrangements, evaluating policy election options, and establishing new processes and internal controls with respect to this pronouncement. We intend to adopt the new lease accounting standards in fiscal year 2019 using the proposed optional transition method. The impact of adopting these pronouncements on our condensed consolidated financial statements will depend upon the population of leases in effect at the date of adoption.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

2. REVENUE FROM CONTRACTS WITH CUSTOMERS

Impact of New Revenue Guidance on Financial Statement Line Items
The following tables compare the reported condensed consolidated balance sheet and statement of operations as of and for the three and nine months ended September 30, 2018, to the pro-forma amounts had ASC 605 been in effect:

	September 30, 2018
	As Reported (ASC 606)	As Adjusted (ASC 605)
	(in thousands)
Assets:
Unbilled receivables	$55,490	$55,188
Inventories, net	26,342	26,610
Liabilities:
Accrued expenses	$16,190	$15,737
Deferred revenue	3,465	3,016
Deferred tax liability, net	15,735	16,085
Equity:
Accumulated deficit	$(133,208)	$(132,690)

	Three months ended September 30, 2018		Nine months ended September 30, 2018
	As Reported (ASC 606)	As Adjusted (ASC 605)	As Reported (ASC 606)	As Adjusted (ASC 605)
	(in thousands, except per share amounts)
Revenue	$126,690	$127,889	$380,572	$380,142
Cost of revenue, excluding amortization	91,771	91,761	281,813	281,836
Operating income	3,743	4,953	8,098	7,645
Loss before income taxes	(2,672)	(1,462)	(20,348)	(20,801)
Income tax benefit, net	(686)	(371)	(3,569)	(3,544)
Net loss	(1,986)	(1,091)	(16,779)	(17,257)

Loss per share
Basic	$(0.04)	$(0.02)	$(0.34)	$(0.35)
Diluted	$(0.04)	$(0.02)	$(0.34)	$(0.35)

The primary impact related to certain contracts (or contract components) that were previously recognized on a separate basis which are now combined under ASC 606 into a single performance obligation, as they are not capable of being distinct under the new guidance.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Revenue by Category
The Company disaggregates its revenue from contracts with customers by contract-type and customer-type, as we believe that they best depict how the nature, amount, timing and uncertainty of the Company’s revenue and cash flows are affected by economic factors. The following table summarizes revenue from contracts with customers by contract-type and customer-type for the three and nine months ended September 30, 2018:

Revenue by Customer Type and Contract Type	Three months ended September 30, 2018	Nine months ended September 30, 2018
		(in thousands)
Department of Defense
Cost Reimbursement	$44,080	$131,641
Time & Materials and Fixed-Price-Level-of-Effort	23,174	74,842
Firm-Fixed-Price	29,655	83,692
Total Department of Defense	96,909	290,175

Non-Department of Defense U.S. Government
Cost Reimbursement	2,219	6,093
Time & Materials and Fixed-Price-Level-of-Effort	19,062	57,956
Firm-Fixed-Price	2,464	7,851
Total Non-Department of Defense U.S. Government	23,745	71,900

Commercial and other
Cost Reimbursement	—	—
Time & Materials and Fixed-Price-Level-of-Effort	1,078	2,906
Firm-Fixed-Price	4,958	15,591
Total Commercial and other	6,036	18,497

Total Revenues	$126,690	$380,572

Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which revenue has not yet been recognized, excluding unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity (IDIQ)). As of September 30, 2018, the aggregate amount of transaction price allocated to remaining performance obligations was $390.9 million, which the Company expects to recognize the majority of over the next 12 months.

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

The increase in contract assets (unbilled receivables) during the nine months ended September 30, 2018, was primarily due to billable receivables now being classified as contract assets and to the timing of billings and revenue recognized on certain contracts. The decrease in contract liabilities (deferred revenue) during the nine months ended September 30, 2018, was primarily due to timing of cash collection and subsequent recognition of revenue on the related programs.

During the three months ended September 30, 2018, the Company recognized revenue of $1.6 million related to contract liabilities which existed at January 1, 2018. During the nine months ended September 30, 2018, the Company recognized revenue of $5.8 million related to contract liabilities which existed at January 1, 2018. There were no material impairment losses recognized on contract assets for the nine months ended September 30, 2018.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

Related to the acquisition of Sotera, during the nine months ended September 30, 2017, the Company incurred $4.3 million of acquisition related expenses. In connection with the integration of Sotera, during the three and nine months ended September 30, 2018, the Company incurred $0.2 million and $1.7 million of integration related expenses, respectively. During the three and nine months ended September 30, 2017, the Company incurred $2.4 million and $12.6 million of expenses related to the integration of Sotera, respectively. Acquisition and integration related expenses were recorded as part of operating expenses.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

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

	Three months ended	Nine months ended
	September 30, 2017	September 30, 2017
	(unaudited and in thousands)
Revenues	$122,394	$376,653
Net (loss) income from continuing operations	(6,029)	(34,832)

The Sotera acquisition was accounted for using the acquisition method of accounting. Results of operations were included in the condensed consolidated financial statements from the date of acquisition.

4. FAIR-VALUE MEASUREMENTS

The accounting standard for fair value measurements establishes a three-level fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1); inputs other than quoted prices in active markets for identical assets or liabilities that are observable either directly or indirectly or quoted prices that are not active (Level 2); and unobservable inputs in which there is little or no market data (e.g., discounted cash flow and other similar pricing models), which requires the Company to develop its own assumptions (Level 3).

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure the fair value of financial assets and liabilities on a recurring basis into three broad levels:

Level 1	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities the Company has the ability to access.

Level 2	Inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3	Inputs are unobservable for the asset or liability and rely on management’s own assumptions about what market participants would use in pricing the asset or liability.

The Company’s financial instruments measured at fair value on a recurring basis consisted of the following:

	Balance Sheet Classification	September 30, 2018	December 31, 2017
Assets:		(In thousands)
Derivatives	Other assets	$545	$—
At September 30, 2018, the Company’s derivatives consisted of cash flow interest rate swaps (see “Note 5. Derivative Instruments). The fair value of the cash flow swaps is determined based on observed values (Level 2 inputs) for underlying interest rates on the LIBOR yield curve and the underlying interest rate, respectively.

5. DERIVATIVE INSTRUMENTS

The Company manages its risk to changes in interest rates using derivative instruments. The objective of these instruments is to reduce variability in forecasted interest payments by effectively converting a portion of variable interest rate payments to fixed interest rate payments. The Company does not hold derivative instruments for trading or speculative purposes.

In September 2018, the Company entered into two interest rate swap agreements with an aggregate notional amount of $185.3 million to hedge the cash flows associated with its variable rate interest payments. Under the terms of the interest rate swap

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

agreements, the Company will receive monthly variable interest payments based on the one-month LIBOR rate and will pay interest at a fixed rate of 2.82% through the maturity date of September 2022. The swaps are designated as cash flow hedges. The gain/loss on the swap is reported as a component of other comprehensive income/loss and is reclassified into earnings when the interest payments on the underlying hedged items impact earnings. A qualitative assessment of hedge effectiveness is performed on a quarterly basis, unless facts and circumstances indicate the hedge may no longer be highly effective.

The effect recognized in our condensed consolidated statements of operations and condensed consolidated statements of comprehensive income were as follows (in thousands):

		Three months ended		Nine months ended
	Classification of gain (loss) recognized	September 30,		September 30,
		2018	2017	2018	2017
Cash Flow Hedges:
Interest rate swaps	Accumulated other comprehensive income	$448	$—	$448	$—
Interest rate swaps	Interest expense	$(65)	$—	$(65)	$—

For the three and nine months ended September 30, 2018, $0.1 million has been reclassified from accumulated other comprehensive income to interest expense. The Company does not expect to reclassify any material gains or losses from accumulated other comprehensive income into earnings during the next 12 months. Cash flows associated with the interest rate swaps are classified as operating activities in the condensed consolidated statements of cash flow.

6. INVENTORIES

Inventories are valued at the lower of cost (as calculated using the weighted-average method) or net realizable value and consist of work in process at various stages of production and finished goods. The inventory is primarily related to our off-the-shelf products for which revenue is recognized at a point in time such as mobile communications devices, aeroptic cameras and radars. The cost of the work in process consists of materials put into production, the cost of labor and an allocation of overhead costs. At September 30, 2018 and December 31, 2017, the Company had an inventory reserve balance of $1.1 million and $0.9 million for certain products where the market has not developed as expected.

7. PROPERTY AND EQUIPMENT

Property and equipment, net, are as follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Property and equipment
Aircraft	$29,853	$27,567
Leasehold improvements	20,462	23,506
Manufacturing equipment	5,476	7,778
Software development costs	2,111	2,111
Office equipment	9,730	15,884
Total	67,632	76,846
Accumulated depreciation	(41,108)	(40,705)
Property and equipment, net	$26,524	$36,141

Depreciation expense charged to operations was $3.0 million and $3.1 million for the three months ended September 30, 2018 and 2017, respectively. Depreciation expense charged to operations was $8.8 million and $7.5 million for the nine months ended September 30, 2018 and 2017, respectively.

During the second quarter of 2018, as part of the Company's annual inventory process, the Company disposed of fixed assets with a net book value of $1.3 million, which was included as part of operating expenses. During the third quarter of 2018, as a result

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

of certain lease modifications, the Company disposed of fixed assets with a net book value of $1.8 million, which were included as part of operating expenses.

8. INTANGIBLE ASSETS

Information regarding our purchased intangible assets is included in the following table.

	September 30, 2018			December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)

Customer relationships and contracts	$57,564	$(11,158)	$46,406	$66,513	$(11,039)	$55,474
Software technology and other	2,162	(923)	1,239	2,162	(591)	1,571
Total intangible assets	$59,726	$(12,081)	$47,645	$68,675	$(11,630)	$57,045

During the first half of 2018, customer relationships and contracts assets of $8.9 million became fully amortized and are not included in the September 30, 2018, amounts in the table above.

The Company recorded amortization expense of $2.7 million and $3.6 million for the three months ended September 30, 2018 and 2017, respectively. The Company recorded amortization expense of $9.4 million and $8.9 million for the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, expected amortization expense relating to purchased intangible assets was as follows:

Fiscal Year Ending
(in thousands)
2018 (remainder of year)	$2,720
2019	9,226
2020	7,415
2021	5,973
2022	4,634
2023 and thereafter	17,677
Total	$47,645

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

9. DEBT
The Company’s debt consisted of the following:

		September 30, 2018		December 31, 2017
	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
		(in thousands)		(in thousands)
Senior secured term loans:
$215 million First Lien Term Loan	May 8, 2024	$205,000	7.0%	$—	—%
$75 million Second Lien Term Loan	May 8, 2025	75,000	11.7%	—	—%
$135 million Term Loan	April 4, 2022(1)	—	—%	131,625	6.2%
$50 million Revolver	May 8, 2023	—	—%	—	—%
Convertible Senior Notes	July 15, 2019	22,608	7.4%	149,500	6.9%
Total		302,608		281,125
Unamortized discount/issuance costs		(7,179)		(14,750)
Total		$295,429		$266,375

Reported as:
Term loan – current portion, net of discount		$—		$6,750
Convertible senior notes – current portion, net of discount		21,780		—
Term loan – non-current portion, net of discount		273,649		120,627
Convertible senior notes – non-current portion, net of discount		—		138,998
Total		$295,429		$266,375
(1) The Term Loan was paid off in full in connection with the Company’s May 2018 refinancing described below under “2018 Credit Facility”.

2018 Credit Facility
On May 8, 2018, Opco entered into a $340 million senior secured credit facility (the 2018 Credit Facility), which consists of a $215 million First Lien Term Loan facility (the First Lien Term Loan Facility), a $75 million Second Lien Term Loan facility (the Second Lien Term Loan Facility) and a $50 million senior secured Revolving Credit Facility (the Revolving Loan Facility). The terms of the 2018 Credit Facility are set forth in the First Lien Credit Agreement and the Second Lien Credit Agreement (collectively the 2018 Credit Agreements) entered into. On May 8, 2018, Opco borrowed an aggregate of $215 million under the First Term Loan Facility and $75 million under the Second Term Loan Facility (collectively the Term Loan Proceeds). The Company used most of the Term Loan Proceeds to pay off the Company's existing credit facility we entered into in 2017 (the 2017 Credit Facility) and to repurchase $126.9 million of the outstanding Convertible Senior Notes through a tender offer.

Interest Rates
Borrowings under the 2018 Credit Facility were and will be incurred in U.S. Dollars. All borrowings under the 2018 Credit Facility may, at our option, be incurred as either eurodollar loans (Eurodollar Loans) or base rate loans (Base Rate Loans).

In regards to the First Lien Term Loan Facility and the Revolving Loan Facility:

•	Eurodollar Loans will accrue interest, for any interest period, at the Eurodollar Rate (as defined in the First Lien Credit Agreement), plus an applicable margin of 4.5%.

•
Base Rate Loans will accrue interest, for any interest period, at (a) a base rate per annum equal to the highest of (i) the Federal funds rate plus 0.5%; (ii) the prime commercial lending rate announced by Royal Bank of Canada (RBC) from time to time as its prime lending rate; and (iii) the Eurodollar Rate for a one month interest period plus 1.0%, plus (b) an applicable margin of 3.5%.

•	The applicable margin for borrowings may be decreased if our consolidated net leverage ratio decreases.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

In regards to the Second Lien Term Loan Facility:

•	Eurodollar Loans will accrue interest, for any interest period, at the Eurodollar Rate (as defined in the Second Lien Credit Agreements) plus an applicable margin of 8.75%.

•
Base Rate Loans will accrue interest, for any interest period, at (a) a base rate per annum equal to the highest of (i) the Federal funds rate plus 0.5%; (ii) the prime commercial lending rate announced by RBC from time to time as its prime lending rate; and (iii) the Eurodollar Rate for a one month interest period plus 1.0%, plus (b) an applicable margin of 7.75%.

Payments
Voluntary prepayments of the First Lien Term Loan Facility are permitted at any time, in minimum principal amounts. Voluntary prepayments of the Second Lien Term Loan Facility are subject to a 2.00% premium on all principal amounts prepaid prior to the first anniversary of the Closing Date and a 1.00% premium on all principal amounts prepaid after the first anniversary of the Closing Date and prior to the second anniversary of the Closing Date.

The First Lien Term Loan Facility requires scheduled quarterly payments in an amount equal to $0.5 million with the remaining balance payable on the maturity date. During the third quarter of 2018 the Company elected to prepay $10.0 million of the First Lien Term Loan. This elective prepayment was applied against future quarterly payments and as such there are no required quarterly payments until first quarter of 2023.

Beginning with the fiscal year 2019, and interim periods therein, the Company will be required to remit up to 50% of excess cash flow, based on the total net leverage ratio. Also amounts outstanding under the 2018 Credit Facility will be subject to mandatory prepayments, subject to customary exceptions, from the net cash proceeds to us from certain events and transactions as set forth in the 2018 Credit Agreements.

Certain Covenants and Events of Default
The 2018 Credit Agreements require that the Company comply with certain covenants, including that the Company maintains a total leverage ratio as defined in the 2018 Credit Agreements. At September 30, 2018, the Company was in compliance with all of its debt covenants under the 2018 Credit Agreements.

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

2017 Credit Facility
On April 4, 2017, Opco entered into the 2017 Credit Facility, which included a $135 million term loan facility and a $50 million revolving credit facility. On May 8, 2018, in connection with issuing the 2018 Credit Facility, the Company terminated, satisfied, and discharged all of its obligations under the 2017 Credit Facility. The Company wrote off $3.6 million of unamortized deferred financing costs and debt discount in connection with the payoff of the 2017 Credit Facility. This expense was included as part of loss on extinguishment of debt on the condensed consolidated statement of operations during the nine months ended September 30, 2018.

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

On May 16, 2018, the Company repurchased approximately $126.9 million of its Convertible Senior Notes in cash pursuant to a tender offer, and made a payment of $1.1 million for accrued and unpaid interest associated with the repurchased Convertible Senior Notes. The tendered Convertible Senior Notes were retired upon repurchase. The Company incurred third party fees of $0.7 million and wrote off $5.9 million in debt discount and $0.9 million in deferred financing costs in connection with the partial redemption of the Convertible Senior Notes, which resulted in the Company recording a $7.5 million loss on extinguishment of debt on the condensed consolidated statement of operations for the nine months ended September 30, 2018. As of September 30, 2018, the fair value of the liability component relating to the Convertible Senior Notes was approximately $22.0 million and represents a Level 2 valuation.

During the three months ended September 30, 2018, the Company recognized $0.4 million of interest expense on the condensed consolidated statement of operations related to the Convertible Senior Notes, which included $0.3 million for non-cash interest expense relating to the debt discount and amortization of deferred financing costs. During the three months ended September 30, 2017, the Company recognized $2.6 million of interest expense on the condensed consolidated statement of operations relating to the Convertible Senior Notes, which included non-cash interest expense of $1.4 million relating to the debt discount and $0.2 million relating to amortization of deferred financing costs.

During the nine months ended September 30, 2018, the Company recognized $4.5 million of interest expense related to the Convertible Senior Notes, which included $2.5 million for non-cash interest expense relating to the debt discount and $0.4 million relating to amortization of deferred financing costs. During the nine months ended September 30, 2017, the Company recognized $7.7 million of interest expense relating to the Convertible Senior Notes, which included non-cash interest expense of $4.2 million relating to the debt discount and $0.7 million relating to amortization of deferred financing costs.

Capped Call

In conjunction with the issuance of the Convertible Senior Notes, the Company enter into capped call transactions with respect to its common shares, (the Capped Call Transactions). In connection with the partial redemption of the Convertible Senior Notes through the Tender Offer, in May 2018, the Company entered into agreements with the counterparties to the Capped Call Transactions to unwind the Capped Call Transactions (the Unwind Agreements). Under the terms of the Unwind Agreements, the Capped Call Transactions automatically terminated, along with all respective rights and obligations of the parties, effective immediately. The cash settlement amount was determined to be $2.1 million. The Company recorded an increase to additional paid in capital on the condensed consolidated balance sheet for the cash received upon settlement.

Subsidiaries
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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

10. SHARE-BASED COMPENSATION

At September 30, 2018, KeyW had stock-based compensation awards outstanding under the following plans: The 2008 Stock Incentive Plan (2008 Plan), The 2009 Stock Incentive Plan (2009 Plan) and The Amended and Restated 2013 Stock Incentive Plan (2013 Plan).

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

2013 Stock Incentive Plan
Total equity authorized for issuance	4,180,000
Total equity outstanding or exercised	2,883,581
Total equity remaining for future grants	1,296,419

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

Stock Options
No stock options were granted during the nine months ended September 30, 2018 and 2017. Historically the Company has issued stock option awards that vest over varying periods, ranging from three to five years, and have a ten-year life. The Company estimated the fair value of stock options using the Black-Scholes option-pricing model. All stock options were issued with an exercise price at market value or higher based upon our publicly traded share price on the date of grant. All option awards terminate within ninety days or sooner after termination of service with the Company, except as provided in certain circumstances under our senior executive employment agreements.

A summary of stock option activity for the period ended September 30, 2018 is as follows:

	Number of Shares	Option Exercise Price	Weighted Average Exercise Price
Options Outstanding January 1, 2018	879,810
Granted	—	—	—
Exercised	(67,086)	$5.00 - $9.25	$5.29
Cancelled	(74,249)	$5.50 - $17.11	$10.65
Options Outstanding September 30, 2018	738,475

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

As of September 30, 2018, outstanding stock options were as follows:

Exercise Price	Options Outstanding and Vested	Intrinsic Value	Weighted Average Remaining Life (Years)
$5.00 – $5.50	171,000	$544,360	1.05
$6.90 – $7.66	135,950	165,198	3.32
$7.96 – $9.25	113,926	37,434	2.44
$9.50 - $11.67	90,600	—	3.56
$11.99 - $12.97	85,775	—	3.67
$13.00 - $14.33	60,224	—	4.08
$14.88 - $17.11	81,000	—	5.31
	738,475	$746,992

Restricted Stock Awards
For the nine months ended September 30, 2018, no restricted stock awards were issued.

The following table summarizes the activities for our restricted stock awards for the nine months ended September 30, 2018:

Unvested Shares
Outstanding January 1, 2018	635,223
Granted	—
Vested	(262,483)
Cancelled	(78,975)
Outstanding September 30, 2018	293,765

Restricted Stock Units (units)
During the nine months ended September 30, 2018, the Company issued 373,175 units as part of employee incentive plans and to new hires. The Company issued 239,759 units to employees under the long-term incentive plan, 85,000 units to new hires and 48,416 units to existing employees as discretionary awards.

The following table summarizes the activities for our restricted stock units for the nine months ended September 30, 2018:

Unvested Units
Outstanding January 1, 2018	337,423
Granted	373,175
Vested	—
Cancelled	(46,000)
Outstanding September 30, 2018	664,598

Performance Stock Units (performance units)
The Company issued 229,646 performance units to employees under the long-term incentive plan during the nine months ended September 30, 2018.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

The following table summarizes the activities for our unvested performance stock units for the nine months ended September 30, 2018:

Unvested Performance Units
Outstanding January 1, 2018	17,557
Granted	229,646
Vested	—
Cancelled	(5,000)
Outstanding September 30, 2018	242,203

Long-Term Incentive Share Rights (rights)
During the nine months ended September 30, 2018, the Company granted rights to 270,000 Long-Term Incentive Shares. Rights to 100,000 shares were granted outside of the 2013 Plan to a new hire, in accordance with NASDAQ Listing Rule 5635(c)(4) upon commencement of his employment. The remaining rights to 170,000 shares were granted to existing employees under the 2013 Plan.

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

The following table summarizes the activities for our Long-Term Incentive Share rights for the nine months ended September 30, 2018:

Unvested Long-Term Incentive Shares
Outstanding January 1, 2018	1,725,000
Granted	270,000
Cancelled	(110,000)
Outstanding September 30, 2018	1,885,000

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

The Company recorded total stock compensation expense of $1.3 million and $1.0 million for the three months ended September 30, 2018 and 2017, respectively. The Company recorded total stock compensation expense of $3.5 million and $3.1 million for the nine months ended September 30, 2018 and 2017, respectively. The total unrecognized stock compensation expense at September 30, 2018, is approximately $10.6 million, which is expected to be recognized over a weighted average period of 1.8 years.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

11. WARRANTS

During the nine months ended September 30, 2018, no warrant holders exercised any warrants.

As of September 30, 2018, outstanding warrants were as follows:

Exercise Price	Warrants Outstanding and Vested	Remaining Life (Years)
$12.65	158,116	1.16

12. INCOME TAXES

The Company’s quarterly provision for income taxes is measured using an estimated annual effective tax rate, subsequently adjusted for discrete items that occur within the quarter. The Company used a discrete effective rate method during the third quarter of 2017, as the estimated annual effective tax rate method would not have provided a reliable estimate for the quarter. The provision for income taxes for the three months ended September 30, 2018 and 2017, was a benefit of $0.7 million and an expense of $2.0 million, respectively. The effective tax rate for the three months ended September 30, 2018 and 2017, was 25.7% and negative 48.9%, respectively.

The provision for income taxes for the nine months ended September 30, 2018 and 2017, was a benefit of $3.6 million and an expense of $5.0 million, respectively. The effective tax rate for the nine months ended September 30, 2018 and 2017, was 17.5% and negative 21.1%, respectively. The increase in the effective tax rate was primarily affected by the December 2017 Tax Act tax reform legislation (the Tax Act), which enabled the Company to offset its indefinite lived intangible deferred tax liability with certain deferred tax assets that are now considered to have an indefinite life. During the three and nine months ended September 30, 2018, the Company was able to recognize the deferred tax benefit created by the current period loss.

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

The Tax Act made significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforward and carryback, interest expense deduction limitations, and a repeal of the corporate alternative minimum tax. Several of these changes are expected to impact the Company and have been included in the calculation of the quarterly provision for the three and nine months ended September 30, 2018.

As noted in the Annual Report on Form 10-K for the year ended December 31, 2017, the Company recorded provisional estimates for valuation allowance reversal to certain state deferred tax assets based upon existing state tax law conformity to federal tax laws. State legislative actions and conformity to the Tax Act continue to develop during 2018. Management is still analyzing the impact of state law conformity changes and during the third quarter updated some of the provisional estimates for the state valuation allowance. The impact of the changes was not material. In other areas of the Tax Act that had an impact, the Company was able to make reasonable estimates and has recorded provisional amounts. There are no material elements of the Tax Act for which the Company was unable to make a reasonable estimate. Once the analysis is complete, the Company expects to finalize its assessment during the one year measurement period as prescribed by the Staff Accounting Bulletin 118 and ASU 2018-05.

The Company initially recorded a full valuation allowance against the Company’s deferred tax assets during the second quarter of 2015 due to uncertainty surrounding the recognition of its net deferred tax assets. As described above, with the passage of the Tax Act, the Company believes it can utilize certain deferred tax assets that are no longer considered to have definite lives and reversed a portion of its valuation allowance in the fourth quarter of 2017. The Company reversed an additional immaterial portion of its valuation allowance in the third quarter of 2018 as a result of the update to the provisional estimates related to the Tax Act. The Company continues to maintain a valuation allowance against certain deferred tax assets with definite lives due to its history of pretax losses. In evaluating the Company’s ability to realize the deferred tax assets it considered all available positive and negative evidence, including cumulative historical earnings, reversal of temporary differences, projected taxable income and tax planning strategies. The Company’s deferred tax assets will be evaluated in subsequent reporting periods by management using the same weighted positive and negative evidence to determine if a change in valuation allowance is required.

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

During the third quarter, the company executed a contract modification with the prime contractor on the company’s largest flight services program.  The modification will maintain existing services through the fourth quarter of 2018 and consequently have no impact on the company’s results of operations in 2018.  In 2019, the company will cease flight operations on the program, but will continue providing operations and maintenance for sensor solutions to support ongoing program mission requirements.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

CONSOLIDATED OVERVIEW (In thousands)	Three months ended September 30, 2018	% of Revenue	Three months ended September 30, 2017	% of Revenue
Revenue	$126,690	100.0%	$122,394	100.0%
Cost of revenue	91,771	72.4%	93,475	76.4%
Operating expenses	28,455	22.5%	24,781	20.2%
Intangible amortization	2,721	2.1%	3,604	2.9%
Interest expense, net	6,240	4.9%	4,829	3.9%
Income tax (benefit) expense, net	(686)	(0.5)%	1,980	1.6%

Revenue increased by $4.3 million, or 3.5%, for the three months ended September 30, 2018, compared with the three months ended September 30, 2017. The increase was primarily attributable to an increased level of effort on existing business, increased sensor and product solution sales and strong program performance.
Cost of revenue decreased by $1.7 million, or 1.8% for the quarter ended September 30, 2018, compared with the quarter ended September 30, 2017. The decrease in the cost of revenue was driven by certain programs coming to an end and non-recurring activity on certain programs in the prior year quarter, partially offset by the increase in volume discussed above.
Operating expenses for the three months ended September 30, 2018, increased by $3.7 million compared with the same period ended September 30, 2017. The increase in operating expenses is due primarily to the disposal of certain fixed assets related to a lease modification and other non-recurring expenses.
Intangible amortization expense decreased $0.9 million for the three months ended September 30, 2018, as certain intangible asset became fully amortized during the first half of 2018.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Interest expense increased $1.4 million for the quarter ended September 30, 2018 compared with the quarter ended September 30, 2017. The increase in interest expense was due primarily to higher interest expense related to borrowings under our 2018 credit facility.

The effective tax rate was 25.7% and negative 48.9% for the three months ended September 30, 2018 and 2017, respectively. During the three months ended September 30, 2018, the Company was able to recognize the deferred tax benefit created by the current period loss. On December 22, 2017, the President of the United States signed into law the Tax Act tax reform legislation (the Tax Act). This legislation made significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforward and carryback, limitation of the tax deduction for interest expense, and a repeal of the corporate alternative minimum tax. Several of these changes are expected to impact the Company and have been included in the calculation of the provision for the three months ended September 30, 2018. Under the new law, certain deferred tax assets are considered to have indefinite lives. As a result of this change, the Company reduced its valuation allowance against these deferred assets in the fourth quarter of 2017.

The Company recorded provisional estimates for valuation allowance reversal to certain state deferred tax assets based upon existing state tax law conformity to federal tax laws.  State legislative actions and conformity to the Tax Act continue to develop during 2018. Management is still analyzing the impact of state law conformity changes and during the third quarter updated some of the provisional estimates for the state valuation allowance. The impact of the changes was not material. In other areas of the Tax Act that had an impact, the Company was able to make reasonable estimates and has recorded provisional amounts.  There are no material elements of the Tax Act for which the Company was unable to make a reasonable estimate. Once the analysis is complete the Company expects to finalize its assessment during the one year measurement period as prescribed by the Staff Accounting Bulletin 118 and ASU 2018-05.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

CONSOLIDATED OVERVIEW (In thousands)	Nine months ended September 30, 2018	% of Revenue	Nine months ended September 30, 2017	% of Revenue
Revenue	$380,572	100.0%	$314,708	100.0%
Cost of revenue, excluding amortization	281,813	74.0%	236,122	75.0%
Operating expenses	81,262	21.4%	81,672	26.0%
Intangible amortization	9,399	2.5%	8,858	2.8%
Interest expense, net	16,974	4.5%	12,352	3.9%
Income tax (benefit) expense, net	(3,569)	(0.9)%	5,039	1.6%

Revenue increased by $65.9 million, or 20.9%, for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The increase was primarily attributable to contracts acquired through the acquisition of Sotera Holdings Inc., a Delaware corporation and its wholly owned subsidiary Sotera Defense Solutions Inc., a Delaware corporation (Sotera).
Cost of revenue increased by $45.7 million or 19.4% for the nine months ended September 30, 2018, compared with the period ended September 30, 2017. The increase in the cost of revenue was driven largely by the increase in revenue discussed above.
Operating expenses for the nine months ended September 30, 2018, decreased by $0.4 million and decreased as a percentage of revenue compared to the same period ended September 30, 2017. The decrease in operating expenses is due primarily to acquisition-related expenses incurred during the second quarter of 2017.
Intangible amortization expense increased $0.5 million for the nine months ended September 30, 2018, primarily due to additional amortization related to the Sotera acquisition, which was partially offset by certain intangible assets that became fully amortized during the first half of 2018.
Interest expense increased by $4.6 million for the nine months ended September 30, 2018, compared with the nine months ended September 30, 2017. The increase in interest expense was due primarily to higher interest expense associated with borrowings under our 2018 credit facility.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

The effective tax rate for the nine months ended September 30, 2018 and 2017 was 17.5% and negative 21.1%, respectively. During the nine months ended September 30, 2018, the Company was able to recognize the deferred tax benefit created by the current period loss. On December 22, 2017, the President of the United States signed into law the Tax Act. This legislation made significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforward and carryback, limitation of the tax deduction for interest expense, and a repeal of the corporate alternative minimum tax. Several of these changes are expected to impact the Company and have been included in the calculation of the provision for the nine months ended September 30, 2018. Under the new law, certain deferred tax assets are considered to have indefinite lives. As a result of this change, the Company reduced its valuation allowance against these deferred assets in the fourth quarter of 2017.

The Company recorded provisional estimates for valuation allowance reversal to certain state deferred tax assets based upon existing state tax law conformity to federal tax laws.  State legislative actions and conformity to the Tax Act continue to develop during 2018. Management is still analyzing the impact of state law conformity changes and during the third quarter updated some of the provisional estimates for the state valuation allowance. The impact of the changes was not material. In other areas of the Tax Act that had an impact, the Company was able to make reasonable estimates and has recorded provisional amounts.  There are no material elements of the Tax Act for which the Company was unable to make a reasonable estimate. Once the analysis is complete the Company expects to finalize its assessment during the one year measurement period as prescribed by the Staff Accounting Bulletin 118 and ASU 2018-05.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents totaled $30.7 million at September 30, 2018. Our working capital, defined as current assets minus current liabilities, was $62.8 million, which represents an increase of approximately $16.1 million from December 31, 2017.
Cash Flow from Operations
Net cash used in operating activities increased $3.2 million for the nine months ended September 30, 2018, when compared to the prior year, primarily due to the timing of subcontractor and related payments, partially offset by higher cash earnings. A number of non-cash adjustments contributed to our net loss for the nine months ended September 30, 2018, including $11.6 million of loss on extinguishment of debt, $9.4 million of intangible amortization, $8.8 million of depreciation, $3.5 million of stock compensation expense, and $3.7 million of non-cash interest expense.

Cash Flow from Investing
Net cash used in investing activities decreased $238.9 million for the nine months ended September 30, 2018, when compared to the prior year, primarily due to the acquisition of Sotera in the second quarter of 2017 for $236.1 million net of cash acquired.

Cash Flow from Financing
Net cash provided by financing activities decreased $198.2 million for the nine months ended September 30, 2018, when compared to the prior year, primarily due to net proceeds of debt related transactions. During May of 2018, the Company closed its new senior secured credit facilities, consisting of a $215 million First Lien Term Loan facility maturing in May 2024, a $75 million Second Lien Term Loan facility maturing in May 2025 and a $50 million senior secured Revolving Credit Facility maturing in May 2023. The drawn-down proceeds from the new credit facilities were used to pay off the company’s former credit facility and to repurchase approximately $126.9 million of the company’s 2.50% senior convertible notes pursuant to a tender offer completed in May 2018. The Company received $84.6 million of net proceeds from its January 2017 offering of common stock and $130.3 million of net proceeds from the April 2017 debt issuance. During the third quarter of 2018 the Company elected to prepay $10.0 million of the First Lien Term Loan.

2018 Credit Facility

On May 8, 2018, Opco entered into a $340 million senior secured credit facility (the 2018 Credit Facility), which consists of a $215 million First Lien Term Loan facility (the First Lien Term Loan Facility), a $75 million Second Lien Term Loan facility (the Second Lien Term Loan Facility) and a $50 million senior secured Revolving Credit Facility (the Revolving Loan Facility). The terms of the 2018 Credit Facility are set forth in the First Lien Credit Agreement and the Second Lien Credit Agreement (collectively the 2018 Credit Agreements) entered into on May 8, 2018. On May 8, 2018, Opco borrowed an aggregate of $215 million under the First Term Loan Facility and $75 million under the Second Term Loan Facility (collectively the Term Loan Proceeds). The Company used most of the Term Loan Proceeds to pay off the Company's existing credit facility we entered into in 2017 (the 2017 Credit Facility) and to repurchase $126.9 million of the outstanding Convertible Senior Notes through a tender offer.

Interest Rates
Borrowings under the 2018 Credit Facility were and will be incurred in U.S. Dollars. All borrowings under the 2018 Credit Facility may, at our option, be incurred as either eurodollar loans (Eurodollar Loans) or base rate loans (Base Rate Loans).

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

In regards to the First Lien Term Loan Facility and the Revolving Loan Facility:

•	Eurodollar Loans will accrue interest, for any interest period, at the Eurodollar Rate (as defined in the First Lien Credit Agreement), plus an applicable margin of 4.5%.

•
Base Rate Loans will accrue interest, for any interest period, at (a) a base rate per annum equal to the highest of (i) the Federal funds rate plus 0.5%; (ii) the prime commercial lending rate announced by Royal Bank of Canada (RBC) from time to time as its prime lending rate; and (iii) the Eurodollar Rate for a one month interest period plus 1.0%, plus (b) an applicable margin of 3.5%.

•	The applicable margin for borrowings may be decreased if our consolidated net leverage ratio decreases.

In regards to the Second Lien Term Loan Facility:

•	Eurodollar Loans will accrue interest, for any interest period, at the Eurodollar Rate (as defined in the Second Lien Credit Agreements) plus an applicable margin of 8.75%.

•
Base Rate Loans will accrue interest, for any interest period, at (a) a base rate per annum equal to the highest of (i) the Federal funds rate plus 0.5%; (ii) the prime commercial lending rate announced by RBC from time to time as its prime lending rate; and (iii) the Eurodollar Rate for a one month interest period plus 1.0%, plus (b) an applicable margin of 7.75%.

Maturity Dates
The 2018 Revolving Loan Facility matures on May 8, 2023, the 2018 First Lien Term Loan Facility matures on May 8, 2024, and the 2018 Second Lien Term Loan Facility matures on May 8, 2025.

Payments
Voluntary prepayments of the First Lien Term Loan Facility are permitted at any time, in minimum principal amounts. Voluntary prepayments of the Second Lien Term Loan Facility are subject to a 2.00% premium on all principal amounts prepaid prior to the first anniversary of the Closing Date and a 1.00% premium on all principal amounts prepaid after the first anniversary of the Closing Date and prior to the second anniversary of the Closing Date.

The First Lien Term Loan Facility requires scheduled quarterly payments in an amount equal to $0.5 million with the remaining balance payable on the maturity date. During the third quarter of 2018 the Company elected to prepay $10.0 million of the First Lien Term Loan. This elective prepayment was applied against future quarterly payments and as such there are no required quarterly payments until first quarter of 2023.

Beginning with the fiscal year 2019, and interim periods therein, the Company will be required to remit up to 50% of excess cash flow, based on the total net leverage ratio. Also amounts outstanding under the 2018 Credit Facility will be subject to mandatory prepayments, subject to customary exceptions, from the net cash proceeds to us from certain events and transactions as set forth in the 2018 Credit Agreements.

Certain Covenants and Events of Default
The 2018 Credit Agreements require that the Company comply with certain covenants, including that the Company maintains a total leverage ratio as defined in the 2018 Credit Agreements. At September 30, 2018, the Company was in compliance with all of its debt covenants under the 2018 Credit Agreements.

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

On May 16, 2018, the Company repurchased approximately $126.9 million of its Convertible Senior Notes in cash pursuant to a tender offer, and made a payment of $1.1 million for accrued and unpaid interest associated with the repurchased Convertible Senior Notes. The tendered Convertible Senior Notes were retired upon repurchase. The Company incurred third party fees of $0.7 million and wrote off $5.9 million in debt discount and $0.9 million in deferred financing costs in connection with the partial redemption of the Convertible Senior Notes, which resulted in the Company recording a $7.5 million loss on extinguishment of debt on the condensed consolidated statement of operations for the nine months ended September 30, 2018.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding our exposure to interest rates and foreign exchange rate risks.

Interest Rate Risk
Our exposure to market risk relates to changes in interest rates on the borrowings outstanding under our 2018 Credit Facility. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps. In September 2018, we entered into interest rate swap agreements to hedge the cash flows of $185.3 million of our variable rate interest payments related to our debt (see “Note 5. Derivative Instruments). All remaining balances under our 2018 Credit Facility, are currently subject to interest rate fluctuations. A hypothetical one percent increase in interest rates related to our variable rate loans would have increased our interest expense by approximately $2.3 million for the nine months ended September 30, 2018, and likewise decreased our income and cash flows.

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

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings and submissions to the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such controls include those designed to ensure that information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.

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

We have also conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, pursuant to Rule 13a-15 of the Exchange Act, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Given our controls have not operated over a sufficient period of time as of September 30, 2018, our CEO and CFO concluded that the material weaknesses in our disclosure controls and procedures were not remediated as of September 30, 2018.
Notwithstanding the existence of these material weaknesses, our management has concluded that our condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for all periods and dates presented.

Management’s Remediation Plan Status
As of the filing of this Quarterly Report on Form 10-Q, management has implemented our remediation efforts to address the identified material weaknesses.

•
Control Environment - The Company implemented changes to the Company’s control environment which included the following: (i) hired five new key accounting team members with the appropriate experience, certifications, education,

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

and training including a new Chief Accounting Officer, Director of Technical Accounting (new position responsible for monitoring and reviewing all unique, complex, and/or significant accounting transactions), and Director of Internal Controls and SOX Compliance (new position responsible for overseeing the design of controls, remediation of prior control deficiencies, and enhancement of control activities); (ii) evaluated the competence of other accounting personnel, including outsourced service providers, and made necessary adjustments; (iii) developed and delivered several control related trainings to senior-level management, control owners, control preparers, and accounting personnel; (vii) completed a robust review of all internal controls to strengthen documentation, validate processes, and communicate accountability for performance of internal control related responsibilities; (v) established an Internal Controls Council that includes key control owners across the organization and directly enforces accountability and ownership over internal control responsibilities and (vi) implemented a quarterly management sub-representation letter process where key members of management certify to the accuracy of and completeness of financial data, disclosures, and internal controls.

•
Control Activities - The Company executed specific actions to improve the performance of internal control activities including: (i) enhanced process and control documentation including the development of detailed control checklists that identify control owners, critical design and control elements, and responsibilities for effectively performing controls; (ii) implemented automated workflows to reduce reliance on manual processes in support of timely and effective control activities; and (iii) created and enforced adherence to a quarterly certification of internal controls by control owners and preparers.

As previously disclosed, in the process of performing remediated control activities associated with a material weakness related property and equipment, including a physical inventory, we identified errors primarily in the accounting for self-constructed assets. As disclosed in Note 1of the Condensed Consolidated Financial Statements included as Item 1 of this Quarterly Report, we assessed the materiality of these errors on our financial statements for prior periods and concluded that they were not material to any prior annual or interim periods; however, the aggregate amount of the prior period corrections of immaterial errors through March 31, 2018, would have been material to the quarterly amounts within our current Condensed Consolidated Statements of Operations. Consequently, we have corrected these errors for all prior years presented by revising the consolidated financial statements and other financial information presented.

As noted, management has taken significant steps to strengthen the Company’s internal controls over financial reporting. Management believes that the new people, processes and controls discussed above provide an appropriate remediation of the material weaknesses, and the effectiveness of the controls is currently being tested by management. Due to the nature of the remediation process and the need to perform multiple iterations of testing to fully evaluate the effectiveness of the controls, no assurance can be given as to the timing of achievement of official remediation. The material weaknesses will be deemed fully remediated when the revised control processes have been operating effectively for a sufficient period of time and when management testing has reached a successful conclusion.

Changes in Internal Control over Financial Reporting
Except for the implementation of the remediation measures described above, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As of September 30, 2018, and the date of this filing, the Company is not party to any material on-going legal proceedings.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2018, 100,000 long-term incentive share rights were granted to a new hire outside of the 2013 Plan, in accordance with Section 4(2) of the Securities Act of 1933.

ITEM 6.    EXHIBITS

Exhibits – See Exhibit Index

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KEYW HOLDING CORPORATION

Date:	November 6, 2018	By:	/s/ William J. Weber
William J. Weber
President and Chief Executive Officer

Date:	November 6, 2018	By:	/s/ Michael J. Alber
Michael J. Alber
Executive Vice President and Chief Financial Officer

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Exhibit No.	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of the Company, as filed on October 6, 2010	(1)

3.2	Certificate of Correction of Articles of Amendment and Restatement	(2)

3.3	Amended and Restated Bylaws of the Company, effective as of August 13, 2014	(3)

4.1	Specimen of Common Stock Certificate	(4)

4.2	Indenture, dated July 21, 2014, between the Company and Wilmington Trust, National Association, as trustee	(5)

4.3	First Supplemental Indenture, dated July 21, 2014, between the Company and Wilmington Trust, National Association, as trustee	(5)

4.4	Form of 2.50% Convertible Senior Note due 2019 (incorporated by reference to Exhibit 4.2 hereto)	(5)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	x

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	x

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