Form 10-Q
period 2019-03-31
KEYW HOLDING CORP
filed 2019-05-07
CIK 1487101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:          March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ________________ to ________________
 Commission File Number: 001-34891

The KEYW Holding Corporation
(Exact name of registrant as specified in its charter)

Maryland	27-1594952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7740 Milestone Parkway, Suite 400 Hanover, Maryland	21076
(Address of principal executive offices)	(Zip Code)

(443) 733-1600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	KEYW	NASDAQ Global Select Market
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐             No ☒
 There were 50,171,376 shares of our common stock ($0.001 par value), outstanding as of April 30, 2019.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except par value per share amounts)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$25,533	$36,133
Accounts receivable, net	33,216	27,661
Unbilled receivables, net	57,289	59,357
Inventories, net	24,639	24,111
Prepaid expenses and other current assets	2,295	2,797
Income tax receivable	172	155
Assets held for sale	—	2,296
Total current assets	143,144	152,510
Property and equipment, net	25,614	21,073
Goodwill	455,197	455,197
Other intangibles, net	41,454	43,604
Operating lease right-of-use assets	35,333	—
Other non-current assets	3,107	3,597
TOTAL ASSETS	$703,849	$675,981
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,481	$15,578
Accrued expenses	18,710	17,236
Accrued salaries and wages	21,374	32,036
Operating lease liabilities current	3,852	—
Convertible senior notes – current portion, net of discount	22,299	22,040
Deferred revenue	2,726	1,622
Other current liabilities	4,524	4,230
Total current liabilities	89,966	92,742
Term loan – non-current portion, net of discount	269,118	268,924
Deferred tax liability, net	12,731	13,955
Operating lease liabilities non-current	44,210	—
Other non-current liabilities	1,349	10,130
TOTAL LIABILITIES	417,374	385,751
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 100,000 shares authorized, 50,062 and 49,996 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	50	50
Additional paid-in capital	431,537	430,209
Accumulated deficit	(142,759)	(138,709)
Accumulated other comprehensive loss	(2,353)	(1,320)
Total stockholders’ equity	286,475	290,230
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$703,849	$675,981

The accompanying notes to the consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
(In thousands, except per share amounts)

	Three months ended March 31,
	2019	2018
Revenues	$113,761	$125,742
Costs of revenues, excluding amortization	85,501	94,216
Operating expenses	24,902	26,917
Intangible amortization expense	2,150	3,941
Operating income	1,208	668
Interest expense, net	6,308	4,828
Other non-operating income, net	(73)	(5)
Loss before income taxes	(5,027)	(4,155)
Income tax benefit, net	(977)	(756)
Net loss	$(4,050)	$(3,399)

Weighted average common shares outstanding
Basic	49,988	49,866
Diluted	49,988	49,866

Loss per share
Basic	$(0.08)	$(0.07)
Diluted	$(0.08)	$(0.07)

The accompanying notes to the consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(In thousands)

	Three months ended March 31,
	2019	2018
Net loss	$(4,050)	$(3,399)
Unrecognized loss on derivative instruments, net of taxes	(1,033)	—
Comprehensive loss	$(5,083)	$(3,399)

The accompanying notes to the consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity (unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital (APIC)	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	49,996	$50	$430,209	$(138,709)	$(1,320)	$290,230
Net loss	—	—	—	(4,050)	—	(4,050)
Other comprehensive loss, net of taxes	—	—	—	—	(1,033)	(1,033)
Option exercise, net	7	—	15	—	—	15
Share-based compensation	59	—	1,313	—	—	1,313
Balance, March 31, 2019	50,062	$50	$431,537	$(142,759)	$(2,353)	$286,475

Balance, December 31, 2017	49,876	$50	$422,901	$(115,433)	$—	$307,518
Cumulative effect of adopting ASC 606	—	—	—	(996)	—	(996)
Net loss	—	—	—	(3,399)	—	(3,399)
Option exercise, net	5	—	32	—	—	32
Share-based compensation	(14)	—	1,180	—	—	1,180
Balance, March 31, 2018	49,867	$50	$424,113	$(119,828)	$—	$304,335

The accompanying notes to the consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three months ended March 31,
	2019	2018
Net loss	$(4,050)	$(3,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,313	1,180
Depreciation and amortization expense	4,256	7,059
Non-cash interest expense	514	1,911
(Gain) loss on disposal of assets	(220)	151
Deferred taxes	(960)	(689)
Changes in assets and liabilities:
Accounts receivable, net	(5,555)	12,817
Unbilled receivables, net	2,069	(33,858)
Inventories, net	(528)	(507)
Prepaid expenses and other current assets	227	371
Accounts payable	903	1,914
Accrued expenses	(10,408)	(2,894)
Other non-current assets and liabilities	178	(344)
Net cash used in operating activities	(12,261)	(16,288)
Cash flows from investing activities:
Purchases of property and equipment	(1,766)	(788)
Proceeds from sale of property and equipment	3,412	—
Net cash provided by (used in) investing activities	1,646	(788)
Cash flows from financing activities:
Principal payments of term note	—	(1,688)
Proceeds from revolver	—	9,000
Repayment of revolver	—	(5,000)
Other	15	32
Net cash provided by financing activities	15	2,344
Net decrease in cash and cash equivalents	(10,600)	(14,732)
Cash and cash equivalents at beginning of period	36,133	17,832
Cash and cash equivalents at end of period	$25,533	$3,100
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,155	$3,786
Cash paid for taxes	$—	$1

The accompanying notes to the consolidated financial statements are an integral part of these condensed consolidated financial statements.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The interim condensed consolidated financial statements that accompany these notes are prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information and in accordance with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X.

The interim financial information is unaudited, but reflects all normal adjustments that are, in management's opinion, necessary to provide a fair statement of results for the interim periods presented. Certain information and note disclosures normally included in the annual financial statements have been omitted pursuant to those instructions. This interim information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018, contained in the Company's Annual Report on Form 10-K and filed with the U.S. Securities and Exchange Commission (SEC) on March 12, 2019. Interim results may not be indicative of the Company's full-fiscal year performance.

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

KeyW is an innovative national security solutions provider to the Intelligence, Cyber, and Counterterrorism communities. KeyW’s advanced technologies in cyber; intelligence, surveillance and reconnaissance; and analytics span the full spectrum of customer missions and enhanced capabilities. The Company’s highly skilled workforce solves complex customer challenges such as preventing cyber threats, transforming data to actionable intelligence, and building and deploying sensor packages into any domain. The Company's core capabilities include: advanced cyber operations and training; geospatial intelligence; cloud and data analytics; engineering; and intelligence analysis and operations. Other KeyW offerings include a suite of advanced Intelligence, Surveillance, and Reconnaissance (ISR) technology solutions, proprietary products, including electro-optical, hyperspectral, and synthetic aperture radar sensors and other products that the Company manufactures and integrates with hardware and software to meet unique and evolving intelligence mission requirements.

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

The Company assessed the materiality of these errors on the financial statements for prior periods in accordance with the SEC Staff Accounting Bulletin (SAB) No. 99, Materiality, codified in Accounting Standards Codification (ASC) 250, Presentation of Financial Statements, and concluded that they were not material to any prior annual or interim periods. However, the amount of the prior period corrections of immaterial errors was an approximately $0.3 million increase to accumulated deficit for the three months ended March 31, 2018 and would have been material to the quarterly amounts within the Condensed Consolidated Statements of Operations. Consequently, in accordance with ASC 250 (specifically SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the Company has corrected

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

these errors for all prior periods presented by revising the condensed consolidated financial statements and other financial information included herein. The Company also corrected the timing of immaterial previously recorded out-of-period adjustments and reflected them in the revised prior period condensed consolidated and consolidated financial statements, respectively, as applicable.

The effects of the correction of immaterial errors on the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three months ended March 31, 2018
	As Previously Reported	Adjustment	As Revised
Cost of revenues, excluding amortization	$93,774	$442	$94,216
Operating expenses	27,024	(107)	26,917
Operating income (loss)	1,003	(335)	668
Loss before income taxes	(3,820)	(335)	(4,155)
Income tax benefit, net	(693)	(63)	(756)
Net loss	(3,127)	(272)	(3,399)

Basic net loss per share	$(0.06)	$(0.01)	$(0.07)
Diluted net loss per share	$(0.06)	$(0.01)	$(0.07)

The effects of the correction of immaterial errors on the Condensed Consolidated Statements of Cash Flows were as follows (in thousands):

	Three months ended March 31, 2018
	As Previously Reported	Adjustment	As Revised
Net loss	$(3,127)	$(272)	$(3,399)
Depreciation and amortization expense	6,531	528	7,059
Deferred taxes	(626)	(63)	(689)
Inventory, net	17	(524)	(507)
Net cash used in operating activities	(15,957)	(331)	(16,288)
Purchase of property and equipment	(1,119)	331	(788)
Net cash used in (provided by) investing activities	$(1,119)	$331	$(788)

Use of Estimates
Management uses estimates and assumptions in preparing these condensed consolidated financial statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Significant estimates include amortization lives, depreciation lives, proportional performance revenue, inventory obsolescence reserves, income taxes and share-based compensation expense. Actual results could vary from the estimates that were used.

Cash and Cash Equivalents
Management considers all highly liquid investments purchased with original maturities of three months or less, when purchased, to be cash equivalents.

Contract Assets, Contract Liabilities and Accounts Receivable
The timing of revenue recognition, billings, and cash collections result in billed accounts receivable, unbilled receivables, and customer advances and deposits. Contract assets (unbilled receivables) result from timing differences between revenue recognition and billing in accordance with agreed-upon contractual terms, which typically occur subsequent to revenue being recognized. Contract liabilities (deferred revenue) consist of advance payments and billings in excess of revenue recognized. The Company's contract assets and liabilities are reported in a net position on a contract by contract basis.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accounts receivable, net consists of amounts billed and currently due from customers. Receivables are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based on its assessment of the status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written-off through a charge to the allowance and a credit to accounts receivable.

Derivative Instruments
Derivative instruments designated as cash flow hedges are recorded on the Condensed Consolidated Balance Sheets at fair value as of the reporting date, and the effective portion of the hedge is recorded in other comprehensive loss on the Condensed Consolidated Statements of Comprehensive Loss and reclassified to earnings in the period that the hedged items affect earnings. Management reviews the effectiveness of the hedges on a quarterly basis.

Cost of Revenue
Cost of revenue consists primarily of compensation expenses for program personnel, the fringe benefits associated with this compensation and other direct expenses incurred to complete programs, including cost of materials, depreciation and subcontract efforts.

Leases
Management determines if an arrangement is a lease at inception. Specifically, the Company considers whether it can control the underlying asset and have the right to obtain substantially all of the economic benefits or outputs from the asset. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities current, and operating lease liabilities non-current on the Condensed Consolidated Balance Sheets. The Company does not have financing leases.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company's leases do not provide an implicit rate that can be readily determined, management uses a discount rate based on the Company's incremental borrowing rate, which is determined using the Company credit rating and information available as of the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company's leases' terms may include options to extend or terminate the lease when it is reasonably certain that such option will be exercised. Lease expense for the operating leases is recognized on a straight-line basis over the lease term. The Company has certain lease agreements with lease and non-lease components, which are accounted for as a single lease component for all of the significant classes of assets.

Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update ("ASU") 2016-02, Leases (ASC 842) which superseded existing lease guidance under ASC 840 and made several changes such as requiring an entity to recognize a ROU asset and corresponding lease obligation on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. The ASU also requires enhanced disclosures of key information about leasing arrangements as well as disclosures required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases (Topic 842): Targeted Improvements, to clarify certain guidance in ASU 2016-02 and allows companies to elect an optional transition method to apply the new lease standard through a cumulative-effect adjustment in the period of adoption.

The Company adopted ASU-2016-02 on January 1, 2019 using the optional transition method whereby the Company applied the new lease requirements through a cumulative-effect adjustment, which after completing the implementation analysis, resulted in no adjustment to the January 1, 2019 beginning retained earnings balance. As part of the adoption, the Company elected all the available practical expedients provided under ASC 842 and implemented internal processes and controls to enable the preparation of financial information on adoption. The comparative periods have not been restated for the adoption of ASU 2016-02.

At adoption, the standard resulted in the recognition of approximately $28 million and $38 million of ROU assets and lease liabilities, respectively, on the Condensed Consolidated Balance Sheets for the operating leases and it did not have a material impact on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows. Adoption of the standard required the Company to commence reporting under the requirements of the accounting standard, including the recognition of additional ROU assets and lease liabilities for operating leases.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Impacts of Adoption
As a result of applying the modified retrospective method to adopt the new lease guidance, the following adjustments were made on the Condensed Consolidated Balance Sheets as of January 1, 2019:

	As Reported December 31, 2018	Adoption Impact	January 1, 2019 (Date of ASC 842 adoption)
	(in thousands)
Assets:
Prepaid expenses and other current assets	$2,797	$(257)	$2,540
Operating lease right-of-use assets	—	28,384	28,384
Other non-current assets	3,597	(376)	3,221
Liabilities:
Operating lease liabilities current	$—	$4,618	$4,618
Other current liabilities	4,230	(984)	3,246
Operating lease liabilities non-current	—	33,034	33,034
Other non-current liabilities	$10,130	$(8,917)	$1,213

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides the option to reclassify certain income tax effects related to the Tax Cuts and Jobs Act passed in December of 2017 between accumulated other comprehensive income and retained earnings and also requires additional disclosures. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Effective January 1, 2019, the Company adopted ASU 2018-02 and it did not have a material effect on the Company’s financial statements and related disclosures.

2. REVENUE FROM CONTRACTS WITH CUSTOMERS

The majority of the Company's revenues are from long-term contracts with the U.S. Government that can span several years. The Company performs under various types of contracts including cost reimbursement (cost-plus-fixed-fee, cost-plus-award-fee), time-and-materials, fixed-price-level-of-effort, and firm-fixed-price contracts. The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers.

Remaining Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized when, or as, the performance obligation is satisfied.

Remaining performance obligations represent the transaction price of firm orders for which revenue has not yet been recognized, excluding unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity (IDIQ)). As of March 31, 2019, the aggregate amount of transaction price allocated to remaining performance obligations was $547.4 million, the majority of which the Company expects to recognize over the next 12 months.

Contract Estimates
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

Changes in estimates related to contracts accounted for using the cost-to-cost method of accounting are recognized in the period in which such changes are made on a cumulative catch-up basis, which recognizes in the current period the cumulative effect

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

of the changes on current and prior periods based on a performance obligation's percentage of completion. A significant change in one or more estimates could affect the profitability of one or more of our performance obligations. When estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined. For the three months ended March 31, 2019 and 2018, there were no material adjustments recorded related to revised contract estimates.

Revenue by Category
The Company disaggregates its revenue from contracts with customers by contract-type and customer-type, as management believes that they best depict how the nature, amount, timing and uncertainty of the Company’s revenue and cash flows are affected by economic factors. The following table summarizes revenue from contracts with customers by customer-type and contract-type for the three months ended March 31, 2019 and 2018, respectively:

	Three months ended March 31,
Revenue by Customer Type and Contract Type	2019	2018
	(in thousands)
Department of Defense
Cost Reimbursement	$47,665	$42,828
Time & Materials and Fixed-Price-Level-of-Effort	19,382	26,145
Firm-Fixed-Price	17,419	25,228
Total Department of Defense	84,466	94,201

Non-Department of Defense U.S. Government
Cost Reimbursement	1,701	1,778
Time & Materials and Fixed-Price-Level-of-Effort	20,484	18,900
Firm-Fixed-Price	3,438	2,781
Total Non-Department of Defense U.S. Government	25,623	23,459

Commercial and other
Cost Reimbursement	—	—
Time & Materials and Fixed-Price-Level-of-Effort	656	1,382
Firm-Fixed-Price	3,016	6,700
Total Commercial and other	3,672	8,082

Total Revenues	$113,761	$125,742

Contract Assets and Contract Liabilities
The components of contract assets and contract liabilities consisted of the following:

	Balance Sheet Classification	March 31, 2019	December 31, 2018
Assets:		(in thousands)
Contract assets	Unbilled receivables, net	$57,289	$59,357
Liabilities:
Contract liabilities	Deferred revenue	$2,726	$1,622

The decrease in contract assets (unbilled receivables) during the three months ended March 31, 2019, as compared to December 31, 2018 was primarily due to the timing of billings and revenue recognized on certain contracts. The increase in contract liabilities (deferred revenue) during the three months ended March 31, 2019, as compared to December 31, 2018 was primarily due to timing of cash collections and subsequent recognition of revenue on the related programs. The Company expects to bill its customers for a majority of the March 31, 2019 contract assets during the next twelve months.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the three months ended March 31, 2019, the Company recognized revenue of $0.8 million related to contract liabilities which existed at January 1, 2019. During the three months ended March 31, 2018, the Company recognized revenue of $3.2 million related to contract liabilities which existed at January 1, 2018. There were no material impairment losses recognized on contract assets for the three months ended March 31, 2019.

3. FAIR-VALUE MEASUREMENTS

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

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure the fair value of financial assets and liabilities on a recurring basis into three broad levels:

Level 1	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities the Company has the ability to access.

Level 2	Inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3	Inputs are unobservable for the asset or liability and rely on management's own assumptions about what market participants would use in pricing the asset or liability.

The Company’s financial instruments measured at fair value on a recurring basis consisted of the following (in thousands):

	Balance Sheet Classification	March 31, 2019	December 31, 2018
Liabilities:
Derivatives	Other current liabilities	$3,130	$1,850

At March 31, 2019, the Company’s derivatives consisted of cash flow interest rate swaps (see Note 4 - Derivative Instruments). The fair value of the cash flow swaps is determined based on observed values (Level 2 inputs) for underlying interest rates on the LIBOR yield curve and the underlying interest rate, respectively.

The carrying amounts of the Company' financial instruments, other than derivatives, which include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are reasonable approximates of their related fair values due to the short maturity of these instruments. During March 2019, the Company entered into an agreement for the sale of certain aircraft assets in exchange for a two-year prepayable promissory note. The fair value of the promissory note is determined using management's own assumptions (Level 3 inputs). As of March 31, 2019, the Company's promissory note carrying value of $0.3 million approximates its fair value.

The fair value of the Convertible Senior Notes (see Note 9 - Debt) is determined using quoted prices or other market information from recent trading activity in the high-yield bond market (Level 2 inputs). As of March 31, 2019, and December 31, 2018, the Company’s Convertible Senior Notes had a carrying amount of $22.3 million and $22.0 million, respectively, while the fair value was estimated at $22.4 million and $22.3 million, respectively.

4. DERIVATIVE INSTRUMENTS

The Company manages its risk to changes in interest rates using derivative instruments. The objective of these instruments is to reduce variability in forecasted interest payments by effectively converting a portion of variable interest rate payments to fixed interest rate payments. The Company does not hold derivative instruments for trading or speculative purposes.

In September 2018, the Company entered into two interest rate swap agreements with an aggregate notional amount of $185.3 million to hedge the cash flows associated with its variable rate interest payments. Under the terms of the interest rate swap agreements, the Company will receive monthly variable interest payments based on the one-month LIBOR rate and will pay interest at a fixed rate of 2.82% through the maturity date of September 2022. The swaps are designated as cash flow hedges. The gain (loss) on the swaps is reported as a component of other comprehensive income (loss) and is reclassified into earnings when the interest payments on the underlying hedged items impact earnings. A qualitative assessment of hedge effectiveness is performed on a quarterly basis, unless facts and circumstances indicate the hedge may no longer be highly effective.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The effect recognized on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income were as follows (in thousands):

		Three months ended
		March 31,
	Classification of (loss) gain recognized	2019	2018
Cash Flow Hedges:
Interest rate swaps	Accumulated other comprehensive loss, net of tax	$(1,033)	$—

Interest rate swaps	Interest expense	$144	$—

For the three months ended March 31, 2019, $0.1 million has been reclassified from accumulated other comprehensive loss to interest expense. The Company expects to reclassify losses of approximately $0.8 million from accumulated other comprehensive loss into earnings during the next 12 months. Cash flows associated with the interest rate swaps are classified as operating activities in the Condensed Consolidated Statements of Cash Flows.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Leasehold improvements	$24,863	$21,983
Aircraft	10,495	12,474
Office equipment	10,963	9,767
Manufacturing equipment	6,515	6,116
Software development costs	2,111	2,111
Total	54,947	52,451
Less: Accumulated depreciation	(29,333)	(31,378)
Property and equipment, net	$25,614	$21,073

Depreciation expense charged to operations was $2.1 million and $3.1 million for the three months ended March 31, 2019 and 2018, respectively.

In December 2018, the Company committed to a plan to sell certain aircraft and other related property and equipment which had an aggregate carrying value of $4.9 million. Depreciation of these assets was stopped as of the date they were deemed to be held for sale. The assets were written down to $2.3 million based on the value the Company expected to receive and were reflected as "Assets held for sale" on the Condensed Consolidated Balance Sheets as of December 31, 2018.

During March 2019, the Company entered into agreements with multiple purchasers to sell aircraft assets held for sale of $2.3 million and additional related property and equipment of $1.2 million for a total consideration of approximately $3.8 million (subject to certain post-close adjustments considerations). All the agreements were executed during March 2019 for a cash consideration paid at close of $3.4 million with the remaining $0.4 million paid in the form of a two-year prepayable promissory note.

The proceeds from the sale of $3.4 million are presented as part of "Cash flows from investing activities" in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019. The $0.4 million promissory note is presented as part of "Prepaid expenses and other current assets" for the $0.2 million current portion and as part of "Other assets" for the $0.2 million non-current portion, respectively, in the Condensed Consolidated Balance Sheets as of March 31, 2019. The sale also resulted in a gain of approximately $0.2 million which is presented as part of "Operating expenses" in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31, 2019			December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Customer relationships and contracts	$56,700	$(15,246)	$41,454	$56,700	$(13,096)	$43,604
Total intangible assets	$56,700	$(15,246)	$41,454	$56,700	$(13,096)	$43,604

The Company recorded amortization expense of $2.2 million and $3.9 million for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, expected amortization expense relating to purchased intangible assets was as follows:

Fiscal Year Ending
(in thousands)
2019 (remainder of year)	$6,450
2020	6,998
2021	5,695
2022	4,634
2023	3,771
2024 and thereafter	13,906
Total	$41,454

7. ACCRUED SALARIES AND WAGES

Accrued salaries and wages consisted of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Accrued salaries and compensation	$18,053	$19,462
Accrued 401K benefit and withholdings	2,641	11,909
Accrued payroll taxes and withholdings	680	665
Total accrued salaries and wages	$21,374	$32,036

8. LEASES

The Company has operating leases for corporate offices and facilities and certain equipment. The Company's leases have remaining lease terms of less than one year to 11 years, some of which may include options to extend the leases for up to 10 years. Rental payments on certain leases are subject to annual increases based on escalation clauses and increases in the lessor’s expenses. Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Lease expense is recognized on a straight-line basis over the lease term, net of sublease payments. Operating lease expense charged to operations was $2.1 million for the three months ended March 31, 2019. The Company has no material sublease income agreements.

Other information related to leases was as follows (in thousands, except for supplemental balance sheet information):

March 31, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,336

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$8,393

Supplemental Balance Sheet Information
Weighted Average Remaining Lease Term:
Operating leases	8.2 years

Weighted Average Discount Rate:
Operating leases	7.3%

Future minimum lease payments as of March 31, 2019 were as follows:

Fiscal Year Ending	Operating Leases
(in thousands)
2019 (remainder of year)	$5,335
2020	5,116
2021	7,846
2022	7,971
2023	10,240
2024 and thereafter	28,130
Total lease payments	$64,638
Less: imputed interest	(16,576)
Present value of operating lease liabilities	$48,062

As of December 31, 2018, future minimum lease payments under operating leases as classified under ASC 840 were as follows:

Fiscal Year Ending December 31,	Operating Leases
(in thousands)
2019	$8,735
2020	7,850
2021	7,843
2022	8,018
2023	8,225
2024 and thereafter	27,980
Total minimum lease payments	$68,651

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. DEBT

The Company’s debt consisted of the following:

		March 31, 2019		December 31, 2018
	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
		(in thousands)		(in thousands)
Senior secured term loans:
$215 million First Lien Term Loan	May 8, 2024	$200,000	7.4%	$200,000	7.2%
$75 million Second Lien Term Loan	May 8, 2025	75,000	12.1%	75,000	12.0%
$50 million Revolver	May 8, 2023	—	—%	—	—%
Convertible senior notes	July 15, 2019	22,608	7.3%	22,608	7.4%
Total		297,608		297,608
Unamortized discount/issuance costs		(6,191)		(6,644)
Total		$291,417		$290,964

Reported as:
Convertible senior notes – current portion, net of discount		22,299		22,040
Term loan – non-current portion, net of discount		269,118		268,924
Convertible senior notes – non-current portion, net of discount		—		—
Total		$291,417		$290,964

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

In regards to the Second Lien Term Loan Facility:

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Certain Covenants and Events of Default
The 2018 Credit Agreements require that the Company comply with certain covenants, including that the Company maintain a total leverage ratio as defined in the 2018 Credit Agreements. As of March 31, 2019, the Company was in compliance with all of its debt covenants under the 2018 Credit Agreements.

The Company's obligations under the 2018 Credit Agreements are secured by a pledge of substantially all of its and each of the guarantors’ assets, including a pledge of the equity interests in certain of Opco’s domestic and first-tier foreign subsidiaries, subject to customary exceptions.

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

On May 16, 2018, the Company repurchased approximately $126.9 million of its Convertible Senior Notes in cash pursuant to a tender offer, and made a payment of $1.1 million for accrued and unpaid interest associated with the repurchased Convertible Senior Notes. The tendered Convertible Senior Notes were retired upon repurchase. As of March 31, 2019, the fair value of the liability component relating to the Convertible Senior Notes was approximately $22.4 million and represents a Level 2 valuation.

During the three months ended March 31, 2019, the Company recognized $0.4 million of interest expense on the Condensed Consolidated Statements of Operations related to the Convertible Senior Notes, which included $0.2 million for non-cash interest expense relating to the debt discount. During the three months ended March 31, 2018, the Company recognized $2.6 million of interest expense on the Condensed Consolidated Statements of Operations related to the Convertible Senior Notes, which included $1.4 million for non-cash interest expense relating to the debt discount and $0.2 million relating to amortization of deferred financing costs.

Subsidiaries

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

10. ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in the components of accumulated other comprehensive loss were as follows (in thousands):

	Three months ended March 31,
	2019	2018
Derivatives
Balance, beginning of the period	$(1,320)	$—
Other comprehensive loss	(1,441)	—
Taxes	264	—
Reclassification from accumulated other comprehensive loss	144	—
Balance, end of period	$(2,353)	$—

Reclassifications for unrecognized (loss) gain on derivative instruments are associated with interest rate payments on outstanding debt and are recorded in "Interest expense, net" on the Condensed Consolidated Statements of Operations. See Note 4 - Derivative Instruments for more information on the Company's interest rate swap agreements.

11. LOSS PER SHARE
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
The following table presents the calculation of basic and diluted net loss per share (in thousands except per share amounts):

	Three months ended March 31,
	2019	2018
Net loss	$(4,050)	$(3,399)
Weighted average shares – basic	49,988	49,866
Effect of dilutive potential common shares	—	—
Weighted average shares – diluted	49,988	49,866

Net loss per share – basic	$(0.08)	$(0.07)
Net loss per share – diluted	$(0.08)	$(0.07)
Anti-dilutive share-based awards, excluded	4,258	3,178

Employee equity share options, restricted shares and warrants granted by the Company are treated as potential common shares outstanding in computing diluted loss per share. Diluted shares outstanding include the dilutive effect of in-the-money options and in-the-money warrants and unvested restricted stock. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury-stock method, the amount the employee must pay for exercising stock options and the amount of compensation cost for future service that the Company has not yet recognized are collectively assumed to be used to repurchase shares. As the Company incurred a net loss for the three months ended March 31, 2019 and 2018, none of the outstanding dilutive share-based awards were included in the diluted share calculation as they would have been anti-dilutive.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company uses the if-converted method for calculating any potential dilutive effect of the conversion spread of its Convertible Senior Notes due 2019 (the "Notes") on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share of common stock when the average market price of our common stock for a given period exceeds the Notes' conversion price of $14.83. For the three months ended March 31, 2019 and 2018, approximately 1.5 million and 10.1 million shares, respectively, related to the Notes have been excluded from the computation of diluted loss per share as the effect would be anti-dilutive since the conversion price of the Notes exceeded the average market price of the Company’s common shares.

12. INCOME TAXES

The Company typically measures its quarterly provision for income taxes using an estimated annual effective tax rate, subsequently adjusted for discrete items that occur within the period, including for the three months ended March 31, 2018. The Company used a discrete effective tax rate method during the three months ended March 31, 2019, as the typical method would not have provided a reliable estimate for the period.

The provision for income taxes for the three months ended March 31, 2019 and 2018, was a benefit of $1.0 million and $0.8 million, respectively. The effective tax rate for the three months ended March 31, 2019 and 2018, was 19.4% and 18.2%, respectively. The increase in the effective tax rate is primarily related to the relative impact of permanent differences when compared to year-to-date pretax book loss that is closer to zero.

The Company initially recorded a full valuation allowance against its deferred tax assets during the second quarter of 2015 due to uncertainty surrounding the recognition of its net deferred tax assets. With the passage of the Tax Act tax reform legislation in December 2017, the Company believes it can utilize certain deferred tax assets that are no longer considered to have definite lives and reversed a portion of its valuation allowance in the fourth quarter of 2017. The Company continues to maintain a valuation allowance against certain deferred tax assets with definite lives due to its history of pretax losses. In evaluating the Company’s ability to realize the deferred tax assets it considered all available positive and negative evidence, including cumulative historical earnings, reversal of temporary differences, projected taxable income and tax planning strategies. The Company’s deferred tax assets will be evaluated in subsequent reporting periods by management using the positive and negative evidence to determine if a change in valuation allowance is required.

13. SUBSEQUENT EVENTS

On April 21, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Jacobs Engineering Group Inc., a Delaware corporation (“Jacobs”), and Atom Acquisition Sub, Inc., a Maryland corporation and a wholly owned subsidiary of Jacobs (“Merger Sub”). Pursuant to the Merger Agreement, Jacobs will cause Merger Sub to commence a cash tender offer (the “Offer”) to purchase all of the shares of the Company’s outstanding common stock at a price per share of $11.25 (the “Offer Price”), payable net to the seller in cash, without interest, subject to any required withholding taxes. The Merger Agreement further provides that, following consummation of the Offer, Merger Sub will merge with and into the Company, with the separate existence of Merger Sub ceasing and the Company continuing as the surviving corporation and as a wholly owned subsidiary of Jacobs (the “Merger”). Shares of Company common stock outstanding at the time of the Merger (other than shares owned by Jacobs and Merger Sub and Company treasury stock) will be automatically converted into the right to receive the Offer Price per share in cash. The Merger is subject to the valid tender and non-withdrawal of a majority of the shares of Company common stock in the Offer and customary closing conditions, including receipt of regulatory approvals, and is expected to be completed by August 31, 2019.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that management believes is relevant to an assessment and an understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and accompanying notes as well as our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 12, 2019.

FORWARD-LOOKING STATEMENTS

The matters discussed in this Quarterly Report may constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, activity levels, performance or achievements to be materially different from any future results, activity levels, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “could”, “expect”, “estimate”, “may”, “potential”, “will”, and “would”, or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. There may be events in the future that we are not able to predict or control accurately, and numerous factors may cause events, our results of operations, financial performance, achievements, or industry performance, to differ materially from those reflected in the forward-looking statements. The factors listed in the section captioned “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 12, 2019, as well as any other cautionary language in this Quarterly Report, provide examples of such risks, uncertainties, and events. In addition, there are various risks and uncertainties associated with the pending merger transaction between the Company and Jacobs Engineering Group, Inc. ("Jacobs"), including the occurrence of any event, change or other circumstances that could give rise to the right of one or both of KeyW and Jacobs to terminate the definitive merger agreement between KeyW and Jacobs; the outcome of any legal proceedings that may be instituted against KeyW, Jacobs or their respective shareholders or directors; the ability to obtain regulatory approvals and meet other conditions to the consummation of the tender offer and the other conditions set forth in the merger agreement, including the risk that regulatory approvals required for the merger are not obtained or are obtained subject to conditions that are not anticipated or that are material and adverse to KeyW’s business; a delay in closing the merger; business disruptions from the proposed tender offer and merger that will harm KeyW’s business, including current plans and operations; potential adverse reactions or changes to business relationships resulting from the announcement or completion of the tender offer or merger; certain restrictions during the pendency of the tender offer or merger that may impact KeyW’s ability to pursue certain business opportunities or strategic transactions; the ability of KeyW to retain and hire key personnel; and the business, economic and political conditions in the sectors in which KeyW operates.

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

DESCRIPTION OF THE COMPANY

We are an innovative national security solutions provider to the Intelligence, Cyber, and Counterterrorism communities. Our advanced technologies in cyber; intelligence, surveillance and reconnaissance; and analytics span the full spectrum of customer missions and enhanced capabilities. Our highly skilled workforce solves complex customer challenges such as preventing cyber threats, transforming data to actionable intelligence, and building and deploying sensor packages into any domain. Our core capabilities include: advanced cyber operations and training; geospatial intelligence; cloud and data analytics; engineering; and intelligence analysis and operations. Our other offerings include a suite of advanced Intelligence, Surveillance, and Reconnaissance (ISR) technology solutions, proprietary products, including electro-optical, hyperspectral, and synthetic aperture radar sensors and other products that we manufacture and integrate with hardware and software to meet unique and evolving intelligence mission requirements.

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

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

longstanding and successful customer relationships, operational capabilities, and highly skilled, cleared workforce will help expand our footprint in our core markets.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our condensed consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any, are disclosed in the financial statements. On an ongoing basis, we evaluate our estimates and assumptions, including those related to long-term contracts, product returns, bad debts, inventories, fixed asset lives, income taxes, environmental matters, litigation, and other contingencies. These estimates and assumptions are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2018. We base our estimates and assumptions on historical experience and on various factors that are believed to be reasonable under the circumstances, including current and expected economic conditions, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from our estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those estimates and assumptions since the filing of our Annual Report on Form 10-K for year ended December 31, 2018.

SIGNIFICANT RECENT DEVELOPMENTS

Effective January 1, 2019, we adopted the requirements of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). Please refer to Note 1 - Summary of Significant Accounting Policies and Note 8 - Leases to the accompanying financial statements for a discussion of the impact on our condensed consolidated financial statements.

Certain prior period amounts have been revised for the correction of immaterial errors. See Note 1- Summary of Significant Accounting Policies to the accompanying financial statements for a discussion of the impact on our condensed consolidated financial statements.

COMPARISON OF THE FIRST QUARTER ENDED MARCH 31, 2019 AND MARCH 31, 2018

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements (and notes thereto) and other financial information of the Company appearing elsewhere in this report.

	Three months ended March 31,
CONSOLIDATED OVERVIEW (In thousands)	2019	2018	Dollar change	Percent change
Revenues	$113,761	$125,742	$(11,981)	(9.5)%
Costs of revenues, excluding amortization	85,501	94,216	(8,715)	(9.3)%
Operating expenses	24,902	26,917	(2,015)	(7.5)%
Intangible amortization expense	2,150	3,941	(1,791)	(45.4)%
Interest expense, net	6,308	4,828	1,480	30.7%
Income tax benefit, net	$(977)	$(756)	$(221)	29.2%

The decrease in revenues for the first quarter of 2019, as compared to the prior year quarter, was primarily attributable to the completion of our flight services contract and lower related product solution sales, partially offset by the ramp up on new awards.
The decrease in costs of revenues, excluding amortization for the first quarter of 2019, as compared to the prior year quarter, was driven largely by the decrease in revenue discussed above.
The decrease in operating expenses for the first quarter of 2019, as compared to the prior year quarter, was primarily attributable to reduced facility costs during the first quarter of 2019 and higher integration-related expenses incurred during the prior year quarter.
The decrease in intangible amortization expense for the first quarter of 2019, as compared to the prior year quarter, was due to lower amortization associated with the Sotera customer relationships assets and certain intangible assets which became fully amortized during 2018.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

The increase in interest expense for the first quarter of 2019, as compared to the prior year quarter, was due to higher interest expense associated with borrowings under our 2018 credit facility in the first quarter of 2019 when compared to our 2017 credit facility, under which we operated in the prior year quarter.

The effective tax rate for the first quarter of 2019 was 19.4%, as compared to 18.2% for the prior year quarter. We typically measure our quarterly provision for income taxes using an estimated annual effective tax rate, subsequently adjusted for discrete items that occur within the quarter, including for the prior year quarter. We used a discrete effective tax rate method during the first quarter of 2019, because the typical method would not have provided a reliable estimate for the quarter. The increase in the effective tax rate is primarily related to the relative impact of permanent differences when compared to year-to-date pretax book loss that is closer to zero.

LIQUIDITY AND CAPITAL RESOURCES

Overview
Cash and cash equivalents totaled $25.5 million as of March 31, 2019. In addition, we have a secured revolving credit facility which can provide up to $50 million in additional borrowing, if required. During the first quarter of 2019, there were no borrowings outstanding under the revolving credit facility. Our working capital, defined as current assets minus current liabilities, was $53.2 million, which represents a decrease of approximately $6.6 million from December 31, 2018. The decrease in working capital was primarily driven by the reduction in cash and cash equivalents due to the timing of fringe benefit related payments.
At March 31, 2019 and December 31, 2018, we had outstanding debt of $291.4 million and $291.0 million, respectively. Our debt consists of senior secured term loans that we entered into during 2018 (collectively referred to as the 2018 Credit Facility) and convertible senior notes. Please refer to Note 9 - Debt to the accompanying condensed consolidated financial statements for more details. During 2018, we elected to prepay $15.0 million of the senior secured term loans. This elective prepayment was applied against future quarterly payments and as such there are no required quarterly payments until first quarter of 2023. As of March 31, 2019, we had $275.0 million in borrowings under the senior secured term loans and $22.3 million of senior convertible notes outstanding.

The 2018 Credit Facility agreements require that we comply with certain covenants, including that we maintain a total leverage ratio as defined in the 2018 Credit Facility agreements. As of March 31, 2019, we were in compliance with all of our covenants under the 2018 Credit Facility Agreements.

For the next 12 months, we anticipate that we will be able to meet our liquidity needs, including servicing our debt, through cash generated from operations, available cash balances and, if needed, borrowings from our revolving credit facility

Summary of Cash Flows
The following table summarizes cash flow information or the periods presented:

	Three months ended March 31,
	2019	2018
Net cash used in operating activities	$(12,261)	$(16,288)
Net cash provided by (used in) investing activities	1,646	(788)
Net cash provided by financing activities	15	2,344
Net decrease in cash and cash equivalents	$(10,600)	$(14,732)

Net cash used in operating activities improved by $4.0 million for the first quarter of 2019, when compared to the prior year quarter, primarily due to a reduction in receivables driven by improved collection efforts, partially offset by lower cash earnings and the timing of fringe benefit related payments. A number of non-cash adjustments contributed to our net loss for the first quarter of 2019, including $2.2 million of intangible amortization, $2.1 million of depreciation expense, $1.3 million of share-based compensation expense, and $0.5 million of non-cash interest expense.

Net cash provided by investing activities increased by $2.4 million for the first quarter of 2019, when compared to the prior year quarter, primarily due to $3.4 million of cash proceeds from the sale of certain aircraft and other related property and equipment in March 2019. The capital expenditures for the first quarter of 2019, and 2018 were $1.8 million and $0.8 million, respectively.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Net cash provided by financing activities decreased by $2.3 million for the first quarter of 2019, when compared to the prior year quarter due to the net proceeds from borrowings under our 2017 Revolving Credit Facility, partially offset by principal payments made on the term loan under the 2017 Credit Facility during the prior year quarter.

SUBSEQUENT EVENT

On April 21, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Jacobs Engineering Group Inc., a Delaware corporation (“Jacobs”), and Atom Acquisition Sub, Inc., a Maryland corporation and a wholly owned subsidiary of Jacobs (“Merger Sub”). Pursuant to the Merger Agreement, Jacobs will cause Merger Sub to commence a cash tender offer (the “Offer”) to purchase all of the shares of the Company’s outstanding common stock at a price per Share of $11.25 (the “Offer Price”), payable net to the seller in cash, without interest, subject to any required withholding taxes. The Merger Agreement further provides that, following consummation of the Offer, Merger Sub will merge with and into the Company, with the separate existence of Merger Sub ceasing and the Company continuing as the surviving corporation and as a wholly owned subsidiary of Jacobs (the “Merger”). Shares of Company common stock outstanding at the time of the Merger (other than shares owned by Jacobs and Merger Sub and Company treasury stock) will be automatically converted into the right to receive the Offer Price per share in cash. The Merger is subject to the valid tender and non-withdrawal of a majority of the shares of Company common stock in the Offer and customary closing conditions, including receipt of regulatory approvals, and is expected to be completed by August 31, 2019.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we are exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding our exposure to interest rates and foreign exchange rate risks.

Interest Rate Risk
Our exposure to market risk relates to changes in interest rates on the borrowings outstanding under our 2018 Credit Facility. We have the ability to manage these fluctuations in part through interest rate hedging alternatives in the form of interest rate swaps. In September 2018, we entered into interest rate swap agreements to hedge the cash flows of $185.3 million of variable rate interest payments related to our debt (see Note 4 - Derivative Instruments to the accompanying condensed consolidated financial statements for more details). A hypothetical one percent increase in interest rates would have increased our interest expense by approximately $0.8 million for the three months ended March 31, 2019, and likewise decreased our income and cash flows.

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

An evaluation was conducted under the supervision and with the participation of management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, the CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As of March 31, 2019, and the date of this filing, the Company is not party to any material on-going legal proceedings.

ITEM 1A.    RISK FACTORS

Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018, includes certain risk factors that could materially affect our business, financial condition, or future results. Except as set forth below, there have been no material changes from the risk factors previously disclosed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

There are risks and uncertainties associated with our planned Merger with Jacobs.

Completion of the proposed tender offer for shares of our common stock (the “Offer”) and the subsequent merger (the “Merger”) with Jacobs Engineering Group, Inc. (“Jacobs”) pursuant to the merger agreement (the “Merger Agreement”) entered into as of April 21, 2019, by and among KeyW, Jacobs and Atom Acquisition Sub, Inc. (“Merger Sub”), is subject to various conditions, and the proposed Merger may not occur even if the minimum number of shares of our common stock are tendered in the Offer.

The completion of the Offer is subject to certain conditions, including, among others, (i) the absence of a termination of the Merger Agreement in accordance with its terms, (ii) there having been validly tendered in the Offer and not properly withdrawn that number of Shares which, together with the number of Shares then owned by Jacobs or its Subsidiaries (if any), represents at least a majority of the Shares then outstanding (the “Minimum Condition”), (iii) any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, applicable to the transactions has expired or been terminated, (iv) the absence of any order, injunction, judgment or other similar legal restraints by any governmental authority of competent jurisdiction or applicable law that would make the Offer or the Merger illegal or otherwise prevent the consummation of the Offer or the Merger, (v) no Company Material Adverse Effect (as defined in the Merger Agreement) shall have occurred and is continuing as of the Offer expiration date, (vi) the accuracy of the Company’s representations and warranties contained in the Merger Agreement to the standards applicable to such representations and warranties as set forth in the Merger Agreement, (vii) the Company’s performance of its covenants, obligations and agreements under the Merger Agreement in all material respects prior to the effective time of the Merger, (viii) the Company board of directors (the “Board”) not having withdrawn or modified its recommendation in favor of the Merger or effected a change in recommendation to the Company’s stockholders in favor of the Offer. The Merger is subject to the following closing conditions: (i) Merger Sub having accepted for payment all Shares validly tendered and not withdrawn in the Offer and (ii) no governmental authority having enacted any law or order which makes the Merger illegal or otherwise prohibits the consummation of the Merger. We cannot provide any assurance that these conditions will be met or waived, or that we will be able to successfully consummate the proposed Merger as provided for under the Merger Agreement, or at all.

If the proposed Merger is not completed, our stock price will likely fall to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, we may be required to pay a termination fee of $21 million if the Merger Agreement is terminated under circumstances specified in the Merger Agreement.

In this regard, we face risks and uncertainties due both to the pendency of the proposed Offer and Merger as well as the potential failure to consummate the proposed Offer and/or Merger, including:

•	the occurrence of any event, change or other circumstances that could give rise to the right of one or both of KeyW and Jacobs to terminate the Merger Agreement;

•	the failure to achieve the Minimum Condition for consummation of the Offer on the expected schedule or at all;

•	the outcome of any legal proceedings that may be instituted against KeyW, Jacobs or their respective shareholders or directors;

•
the ability to obtain regulatory approvals and meet other conditions to the consummation of the Offer and/or the Merger and the other conditions set forth in the Merger Agreement, including the risk that regulatory approvals required for the Merger are not obtained or are obtained subject to conditions that are not anticipated or that are material and adverse to our business;

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

•	a delay in closing the Offer and/or Merger;

•	business disruptions from the proposed Offer and Merger that will harm our business, including current plans and operations;

•	potential adverse reactions or changes to business relationships resulting from the announcement or completion of the Offer and/or Merger;

•	certain restrictions during the pendency of the Offer or Merger that may impact our ability to pursue certain business opportunities or strategic transactions;

•	our ability to retain and hire key personnel; and

•	the business, economic and political conditions in the sectors in which we operate.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Offer and Merger, and these fees and costs are payable by us regardless of whether the proposed Merger is consummated.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2019, there were no unregistered sales of equity securities.

ITEM 6.    EXHIBITS

Exhibits – See Exhibit Index

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KEYW HOLDING CORPORATION

Date:	May 7, 2019	By:	/s/ William J. Weber
William J. Weber
President and Chief Executive Officer;
Principal Executive Officer

Date:	May 7, 2019	By:	/s/ Michael J. Alber
Michael J. Alber
Executive Vice President and Chief Financial Officer;
Principal Financial and Accounting Officer

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

Exhibit No.	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of the Company, as filed on October 6, 2010	(1)

3.2	Certificate of Correction of Articles of Amendment and Restatement	(2)

3.3	Amended and Restated Bylaws of the Company, effective as of August 13, 2014	(3)

4.1	Specimen of Common Stock Certificate	(4)

4.2	Indenture, dated July 21, 2014, between the Company and Wilmington Trust, National Association, as trustee	(5)

4.3	First Supplemental Indenture, dated July 21, 2014, between the Company and Wilmington Trust, National Association, as trustee	(5)

4.4	Form of 2.50% Convertible Senior Note due 2019 (incorporated by reference to Exhibit 4.2 hereto)	(5)

10.1***	First Amendment of Employment Agreement, dated March 11, 2019, between The KeyW Corporation and John Sutton	(6)

10.2***	Second Amendment of Employment Agreement, dated March 11, 2019, between The KeyW Corporation and Philip Luci, Jr.	(7)

10.3***	Second Amendment of Employment Agreement, dated March 11, 2019, between The KeyW Corporation and Kirk Herdman	(8)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	x

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	x

32.1*
Certification of the Chief Executive Officer and the Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
		x

101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	x

101.SCH**	XBRL Taxonomy Extension Schema Document	x

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	x

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	x

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	x

THE KEYW HOLDING CORPORATION AND SUBSIDIARIES

x	Filed herewith.
(1)	Filed as Exhibit 3.1 to the Registrant's Form 10-K filed March 29, 2011, File No. 001-34891.
(2)	Filed as Exhibit 3.1 to the Registrant's Form 8-K filed July 15, 2014, File No. 001-34891.
(3)	Filed as Exhibit 3.1 to the Registrant's Form 8-K reporting under Items 5.02, 5.03, 5.07, filed August 15, 2014, File No. 001-34891.
(4)	Filed as Exhibit 4.1 to Pre-Effective Amendment No. 4 to the Registrant's Registration Statement on Form S-1, filed September 30, 2010, File No. 333-167608.
(5)	Filed as Exhibits 4.1 and 4.2 respectively to the Registrant’s Current Report on Form 8-K filed July 21, 2014, File No. 001-34891.
(6)	Filed as Exhibit 10.29 to the Registrant's Form 10-K filed March 12, 2019, File No. 001-34891.
(7)	Filed as Exhibit 10.30 to the Registrant's Form 10-K filed March 12, 2019, File No. 001-34891.
(8)	Filed as Exhibit 10.31 to the Registrant's Form 10-K filed March 12, 2019, File No. 001-34891.
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